Form 10-Q
period 1997-09-30
ORALABS HOLDING CORP
filed 1997-11-14
CIK 1044577

FORM 10-Q Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the period ended       September 30, 1997
                           ----------------------------------------------------
         or

[   ]   Transition Report Pursuance to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the transition period from                      to
                                ------------------     --------------------


Commission File Number       000-23039
                         ------------------------------------------------------


                              ORALABS HOLDING CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                                     14-1623047
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

  2901 S. Tejon, Englewood, Colorado                          80110
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  (303)783-9499
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                SSI Capital Corp.
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             [ X ]    Yes              [   ]      No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

             [   ]    Yes              [   ]      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 1997, Registrant had 9,123,555 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                      -----

                                                                      Page
                                                                     Number
                                                                     ------

Part I. Financial Information

    Item I. Financial Statements

             Consolidated Balance Sheets as of September 30,
               1997 (Unaudited) and December 31, 1996..................2

             Consolidated Statements of Income Three Months Ended
               September 30, 1997 and September 30, 1996 (Unaudited)...3

             Consolidated Statements of Income, Nine Months Ended
               September 30, 1997 and September 30, 1996 (Unaudited)...4

             Consolidated Statement of Changes in Stockholders'
               Equity from December 31, 1996 through
               September 30, 1997 (Unaudited)..........................5

             Consolidated Statements of Cash Flows,
               Three Months Ended September 30, 1997 and
               September 30, 1996 (Unaudited)..........................6

             Consolidated Statements of Cash Flows, Nine
               Months Ended September 30, 1997 and
               September 30, 1996 (Unaudited)..........................7

             Notes to Consolidated Financial Statements................8

    Item 2.  Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations..................10

Part II.     Other Information.........................................13

Exhibit Index .........................................................15

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       September 30  December 31
                                                            1997        1996
                                                        ----------   -----------
Current Assets
         Cash in bank                                   $  783,323    $  120,399
         Inventory                                         436,927       450,984
         Accounts receivable, net of allowance
           for doubtful accounts                           587,854       392,469
         Other current assets                               60,347        18,979
                                                        ----------    ----------
           Total Current Assets                          1,868,451       982,831

Property and equipment, net of accumulated
  depreciation                                             151,794       157,822
Other assets                                                   150           150
                                                        ----------    ----------

Total Assets                                            $2,020,395    $1,140,803
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses          $  296,180    $  373,199
         Income taxes payable                              139,087          --
                                                        ----------    ----------
           Total Current Liabilities                       435,267       373,199
                                                        ----------    ----------

Stockholders' Equity:
         Preferred stock - $.001 par value
          1,000,000 shares authorized
          none issued and outstanding                         --            --
         Common stock - $.001 par value,
          100,000,000 shares authorized;
          9,123,555 shares issued and
           outstanding at September 30, 1997 and
           7,458,699 at December 31, 1996                    9,124         7,459
         Additional paid-in capital                      1,134,427       137,457
         Retained earnings                                 441,577       622,688
                                                        ----------    ----------
           Total Stockholders' Equity                    1,585,128       767,604
                                                        ----------    ----------

Total Liabilities and Stockholders' Equity              $2,020,395    $1,140,803
                                                        ==========    ==========

    The accompanying notes are an integral part of the financial statements

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months    Three Months
                                                      Ended           Ended
                                                    September 30   September 30
                                                       1997            1996
                                                   -----------     ------------
Revenue:
      Sales                                        $ 1,491,647      $ 1,518,506
      Cost of sales                                    675,793          810,406
                                                   -----------      -----------
         Gross Profit                                  815,854          708,100
                                                   -----------      -----------

Operating Expenses
      Salaries                                         145,038           82,926
      Bad debts                                          7,458             --
      Rent                                              16,500           10,800
      Commissions                                       36,701           50,455
      Consulting fees                                   49,258           28,478
      Trade shows                                       17,453           15,238
      Depreciation                                      11,607           11,867
      Other operating expenses                         137,099          153,322
                                                   -----------      -----------
        Total Operating Expenses                       421,114          353,086
                                                   -----------      -----------

Net Operating Income                                   394,740          355,014
                                                   -----------      -----------

Other Income (Expenses)
      Interest income                                   10,235            3,666
      (Loss) on sale of securities                        --            (55,388)
      Interest expense                                    --             (4,110)
                                                   -----------      -----------
         Total Other                                    10,235          (55,832)
                                                   -----------      -----------

Net Income before taxes                                404,975          299,182

Provision for Income taxes                             158,744             --
                                                   -----------      -----------

Net Income                                         $   246,231      $   299,182
                                                   ===========      ===========

Net Income per Common Share                        $       .03      $       .04
                                                   ===========      ===========

Weighted Average Shares Outstanding                  9,123,555        7,458,699
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Nine Months      Nine Months
                                                     Ended             Ended
                                                  September 30     September 30
                                                     1997              1996
                                                   -----------      -----------
Revenue:
      Sales                                        $ 4,424,004      $ 3,899,162
      Cost of sales                                  1,887,934        1,870,313
                                                   -----------      -----------
         Gross Profit                                2,536,070        2,028,849
                                                   -----------      -----------

Operating Expenses
      Salaries                                         406,907          247,393
      Bad debts                                         22,120           28,692
      Rent                                              49,500           38,509
      Commissions                                      160,207          156,327
      Consulting fees                                   97,002           93,404
      Trade shows                                       66,539           80,111
      Depreciation                                      33,290           35,600
      Stock issued for services                        340,000             --
      Other operating expenses                         394,715          393,963
                                                   -----------      -----------
        Total Operating Expenses                     1,570,280        1,073,999
                                                   -----------      -----------

Net Operating Income                                   965,790          954,850
                                                   -----------      -----------

Other Income (Expenses)
      Interest income                                   22,066           17,813
      Other income                                         182             --
      Gain on sale of securities                           100           36,587
      Interest expense                                    --             (6,073)
                                                   -----------      -----------
         Total Other                                    22,348           48,327
                                                   -----------      -----------

Net Income before taxes                                988,138        1,003,177

Provision for Income taxes                             282,320             --
                                                   -----------      -----------

Net Income                                         $   705,818      $ 1,003,177
                                                   ===========      ===========

Net Income per Common Share                        $       .08      $       .13
                                                   ===========      ===========

Weighted Average Shares Outstanding                  8,707,277        7,458,699
                                                   ===========      ===========


                                             ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             From December 31, 1996 through September 30, 1997
                                                                (Unaudited)

                                                                                                           Additional
                                       Preferred    Stock              Common Stock          Paid-in        Retained
                                       No./Shares   Amount      No./Shares        Amount     Capital        Earnings      Total
                                       ----------   ------      ----------        ------     -------        --------      -----
Balance at December 31, 1996                --      $   --       7,458,784   $     7,459   $   137,457    $ 622,688    $   767,604
Common stock issued for services
                                            --          --         340,000           340       339,660         --          340,000
Reorganization/additional paid in capital
                                            --          --         999,771         1,000       160,849         --          161,849
Common stock issued for cash                --          --         325,000           325       324,675         --          325,000
Reclassification of undistributed S
Corporation earnings
                                            --          --            --            --         171,786     (171,786)          --

Net income for the Nine month period
ended September 30, 1997                    --          --            --            --            --        705,818        705,818
Dividends paid                              --          --            --            --            --       (715,143)      (715,143)
                                           ---       ------    -----------   -----------   -----------    ---------    -----------
Balance at September 30, 1997
                                            --      $   --       9,123,555   $     9,124   $ 1,134,427    $ 441,577    $ 1,585,128
                                           ===      =======    ===========   ===========   ===========    =========    ===========





            The  accompanying  notes  are an  integral  part  of  the  financial statements.



                                                                     5

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Month  Three Months
                                                         Ended        Ended
                                                      September 30 September 30
                                                         1997          1996
                                                       ---------    -----------
Cash Flows from Operating Activities:
      Net income                                       $ 246,231      $ 299,182
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                     11,607         11,867
         Increase in accounts payable
          and accrued expenses                            39,051         44,677
         (Increase) in accounts receivable              (202,400)      (317,767)
         Decrease (increase) in inventory                (54,633)        31,069
         Other, net                                       (8,135)        (8,190)
                                                       ---------      ---------

Net Cash Provided by Operating
 Activities                                               31,721         60,838
                                                       ---------      ---------

Cash Flows from Investing Activities:
      Sale of investments                                   --           59,149
      (Acquisitions) of property and
       equipment                                          (5,222)       (10,581)
                                                       ---------      ---------

      Net Cash Provided by (Used in)
       Investing Activities                               (5,222)        48,568
                                                       ---------      ---------

Cash Flows from Financing Activities:
      Dividends paid                                        --         (450,361)
                                                       ---------      ---------

      Net Cash (Used in)
       Financing Activities                                 --         (450,361)
                                                       ---------      ---------

Increase (decrease) in cash                               26,499       (340,955)

Cash, Beginning of Period                                756,824        545,701
                                                       ---------      ---------

Cash, End of Period                                    $ 783,323      $ 204,746
                                                       =========      =========

Interest Paid                                          $    --        $   4,110
                                                       =========      =========

Income Taxes Paid                                      $ 143,233      $    --
                                                       =========      =========

    The accompanying notes are an integral part of the financial statements.

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                    Nine Months     Nine Months
                                                      Ended           Ended
                                                    September 30   September 30
                                                       1997            1996
                                                   -----------     ------------

Cash Flows from Operating Activities:
      Net income                                   $   705,818      $ 1,003,177
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                   33,290           35,600
         Increase (Decrease) in accounts
          payable and accrued expenses                  34,308          (40,312)
         (Increase)in accounts receivable             (195,385)        (291,830)
         Decrease in inventory                          14,057           49,631
         Stock issued for services                     340,000             --
         Other, net                                    (41,368)           9,673
                                                   -----------      -----------

Net Cash Provided by Operating
 Activities                                            890,720          765,939
                                                   -----------      -----------

Cash Flows from Investing Activities:
      Sale of investments                                 --             73,142
      (Acquisitions) of property and
       equipment                                       (27,262)         (15,621)
                                                   -----------      -----------

      Net Cash Provided by (Used in)
       Investing Activities                            (27,262)          57,521
                                                   -----------      -----------

Cash Flows from Financing Activities:
      Dividends paid                                  (715,143)      (1,077,458)
      Common stock issued                              514,609             --
                                                   -----------      -----------

      Net Cash (Used in)
       Financing Activities                           (200,534)      (1,077,458)
                                                   -----------      -----------

Increase (decrease) in cash                            662,924         (253,998)

Cash, Beginning of Period                              120,399          458,744
                                                   -----------      -----------

Cash, End of Period                                $   783,323      $   204,746
                                                   ===========      ===========

Interest Paid                                      $      --        $     6,073
                                                   ===========      ===========

Income Taxes Paid                                  $   143,233      $      --
                                                   ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996

(1) Organization
    ------------

     Oralabs Holding Corp, a Colorado corporation (the "Registrant") was formed during June 1997. Effective August 22, 1997, SSI Capital Corp. was merged into Oralabs Holding Corp. and the outstanding shares of SSI were converted to shares of Oralabs Holding Corp. on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

     SSI Capital Corp. (SSI) a New York corporation, was incorporated on January 30, 1981. SSI originally had a November 30 year end but has recently changed to a December 31 year end.

     OraLabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm and fresh breath products. ORALABS has selected December 31 as its fiscal year end. ORALABS is a wholly-owned subsidiary of the Registrant.

     The consolidated  financial  statements include the accounts of ORALABS and
     the  accounts  of  the  Registrant  since  the  reverse  acquisition.   All
     intercompany accounts and transactions have been eliminated.

(2) Unaudited Statements
    --------------------

     The balance sheet as of September 30, 1997, the statements of income and the statements of cash flows for the three and nine month periods ended September 30, 1997 and September 30, 1996 and the statement of changes in stockholders' equity for the nine month period ended September 30, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made.

(3) Business Combination
    --------------------

     Effective May 1, 1997 SSI and ORALABS completed a business combination whereby ORALABS became a wholly-owned subsidiary of SSI. Prior to the business combination, SSI had 1,749,541 shares of common stock outstanding. An additional 250,000 shares were issued to the two largest shareholders of SSI and one additional individual upon closing the business combination. Effective January 1, 1997 ORALABS issued shares of its common stock to two

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996

(3) Business Combination, Continued
    -------------------------------

     individuals for services which were exchanged for 680,000 shares of SSI on May 1, 1997. Also on May 1, 1997, 14,917,399 shares of SSI were issued for the ownership of ORALABS. As a result of these transactions, ORALABS became a wholly-owned subsidiary of SSI. Since the former controlling shareholders of ORALABS own approximately 85% of SSI after the business combination, the transaction has been accounted for as a reverse acquisition. The net monetary assets of SSI at the time of the reverse acquisition of approximately $161,849 have been accounted for as issuance of stock and additional paid-in capital. See Note 1 for merger of SSI into Oralabs Holding Corp.

(4) Income Taxes
    ------------

     Prior to completion of the business combination, ORALABS had elected to be taxed under Subchapter S of the Internal Revenue Service Code. The election was automatically terminated effective May 1, 1997. No provision for income taxes was recorded prior to May 1, 1997 since shareholders of ORALABS included the net income from the company on their personal returns and were responsible for the payment of the related income taxes. ORALABS had $171,786 of undistributed earnings on May 1, 1997 which has been reclassified in the financial statements from retained earnings to additional paid-in capital. This treatment assumes a constructive distribution to the owners followed by a contribution to the capital of the Company.

                                     ITEM 2
                                     ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended September 30, 1996 and 1997, and the nine (9) months ended September 30, 1996 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Forward-Looking Statements.
---------------------------

     Certain  statements  in this Report are  forward-looking,  and from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Actual results of future events could differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. Among the factors that could cause actual results and the Company's experience to differ are the timely availability and acceptance of new products, the impact of competitive products and pricing and the lack of long-term contracts with distributors and purchasers.

Termination of Status as Sub-S Corporation.
-------------------------------------------

     The filing of this quarterly report reflects the consolidation of the Company by merger with its wholly-owned subsidiary, OraLabs, Inc. (the "Subsidiary"), which occurred on May 1, 1997. Until the closing of the merger, the Subsidiary was a Sub-S Corporation, which was changed to a regular C Corporation effective with the closing of the merger on May 1, 1997. This change has an impact in various parts of the financial statements, including: (i) distributions previously made to shareholders of the Sub-S Corporation are recharacterized as dividends in the consolidated financial statements, (ii) there was no accrual for income taxes while the Subsidiary was a Sub-S Corporation (as income is passed for tax purposes directly to the shareholders); and (iii) the reclassification of undistributed Sub-S Corporation earnings during the periods covered by the financial statements.

Results of Operations.
----------------------

For the Nine Months Ending September 30, 1997 as Compared With the Nine Months Ending September 30, 1996.
--------------------------------------------------------------------------------

     Sales increased $524,842 (up 13.5%). We attribute this growth in part to the introduction of our lip balm product which occurred in July 1996 and in part to expanded international distribution.

     Gross profit increased $507,221 (up 25.0%). We attribute the increase in gross profit as a percentage of sales from 52.03% to 57.33% in part to volume discounts from material suppliers and in part to increased automation reducing cost of labor.

     Salaries increased $159,514 (up 64.5%) which reflects an increase from 6.34% of net sales to 9.2% of net sales. This was the result of an increase to additional staffing in sales and engineering.

     The stock issued for services in the amount of $340,000 is a non-recurring item. The employees' services are in the areas of human resources and investor relations, which the Subsidiary was required to address as part of preparing for its entry into the public market place.

     Gain on sale of securities decreased by $36,487. This was a result of the Company's distributing substantially all of its securities held for investment prior to year end 1996 and maintaining cash in liquid money markets in 1997.

     The Company was an S Corporation through April 30, 1997, with net income passing through to the owners' personal income. Effective May 1, 1997, the Company converted to a C Corporation. The $282,320 of income taxes reflects the accrual of five months of income taxes through September 30, 1997.

For the Three (3) Months Ending September 30, 1997 as Compared With the Three Months Ending September 30, 1996
--------------------------------------------------------------------------------

     Comments above with respect to the results of operations for the comparative nine (9) month periods are similarly applicable to the comparison of the three (3) month periods, insofar as the comments relate to the increase in gross profit, increase of salaries, the accrual of income taxes, and the gain on sale of securities.

Liquidity and Capital Resources.
--------------------------------

Balance Sheet as of September 30, 1997 Compared to December 31, 1996
--------------------------------------------------------------------

     Cash increased $662,924. This is primarily due to the creation of the parent-subsidiary relationship upon closing of the merger, as approximately $189,000 was then held by the parent and $325,000 was added from closing a private placement. The balance was primarily additional cash from operations.

     Accounts payable and accrued expenses decreased $77,019. This is a result of inventories being higher as of December 31, 1996 than on September 30, 1997.

     Additional paid-in capital increased $996,970. This is primarily the result of shares issued in connection with or as part of closing the merger and the private placement which was closed soon thereafter. The balance represents the reclassification of undistributed S Corporation earnings in the amount of $171,786.

     Retained earnings decreased $181,111. This is a result of reclassification of undistributed S Corporation earnings (i.e., $171,786), net income for the nine month period ended September 30, 1997 (i.e., $705,818), and dividends paid (i.e., $715,143).

Impact of Inflation
-------------------

     The Company's financial condition has not been affected by the modest inflation of the recent past. The Company's revenues have not been materially effected by inflation in part because the Company's products have been primarily very low cost, impulse items (under $0.99 cents to consumers). To the extent that the Company's product line consists of higher priced items, the Company does not know how inflation will affect revenues, although the Company believes that sales of its higher priced products, to the extent such products are considered to be medicinal (such as products to reduce sore throat symptoms), will not be materially affected by inflation.

                           PART II - OTHER INFORMATION

Item No. 4. Submission of Matters to a Vote of Security Holders. (a) A special meeting of the shareholders of the Company was held on August 15, 1997.

(c) Two matters were voted upon at the meeting. The first matter was approval of a Plan of Merger between SSI Capital Corp. and the Company, which was then a subsidiary of SSI Capital Corp. The effect of approval of the Plan of Merger was the change in domicile of the Company from the State of New York to the State of Colorado, the change in name of the Company from SSI Capital Corp. to OraLabs Holding Corp., and the reduction in the number of common shares of the Company outstanding on a one-for-two basis (i.e., the same effect as a one-for-two reverse stock split). The second matter voted upon was the approval of the Company's 1997 Stock Plan as well as the approval of prior grants made under the 1997 Stock Plan. There were no votes against either proposal, and both proposals were approved by the affirmative vote of 15,007,399 shares (pre-merger) of common stock of the Company.

Item No. 6.  Exhibits and Reports on Form 8-K.
             ---------------------------------

(a)

     (27) Financial Data Schedule

(b) The following report on Form 8-K was filed during the quarter reported upon in this report: The report filed August 29, 1997 with respect to the matters described in Item No. 4 above (date of report, August 22, 1997).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SSI CAPITAL CORP.





                                     By:  /s/ Gary Schlatter
                                          --------------------------------------
                                          Gary Schlatter, President


                                     By:  /s/ Emile Jordan
                                          --------------------------------------
                                           Emile Jordan, Chief Financial Officer

Dated:  November 14, 1997

                                  EXHIBIT INDEX


     (27) Financial Data Schedule (filed herewith)