Form 10-K
period 1997-12-31
ORALABS HOLDING CORP
filed 1998-03-31
CIK 1044577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
                                               -----------------

|_| Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________________ to ___________________ .


Commission file number       000-23039


                              ORALABS HOLDING CORP.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                  14-1623047
    ---------------------------------                  ------------------
       (State or other jurisdiction                     (I.R.S. Employer
    of incorporation or organization)                  Identification No.)


          2901 South Tejon Street,
              Englewood, CO                                   80110
 --------------------------------------                      --------
(Address of principal executive offices)                    (Zip Code)


(Registrant's telephone number, including area code) (303) 783-9499
                                                      -------------

 Securities registered pursuant to Section 12(b) of the Act:
       Title of each class            Name of each exchange on which registered
               None
----------------------------------    ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Shares, par value $0.001 per share
                    -----------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

As of March 20, 1998, 9,123,555 shares of the Company's Common Stock were outstanding and the aggregate market value of Common Stock held by non-affiliates of the Registrant, computed by reference to the last trade of the Common Stock on that date, was approximately $6,399,990.

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Registrant to be held on May 29, 1998 (the "1998 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                                     PART I

Item 1.  Business.

     Background. On May 1, 1997, OraLabs, Inc., a privately held company, became a wholly-owned subsidiary of SSI Capital Corp. (the predecessor of the Company). The name of the Company was changed from SSI Capital Corp. to OraLabs Holding Corp. soon thereafter. As a result of these transactions, which have been previously reported upon by the Company, the Company is the sole stockholder of OraLabs, Inc.

     At the time that OraLabs, Inc. became a subsidiary of the Company, the Company was only engaged in seeking a suitable business to be the subject of an acquisition or merger transaction. The Company was not then engaged in any operating business and had not been engaged in an operating business for at least five (5) years. The business in which the Company had been involved was totally unrelated to that of the Company's subsidiary.

     The following discussion, insofar as it is for time periods prior to May 1, 1997, will, in effect, be about the business of OraLabs, Inc. (which may be referred to as the "Subsidiary"), as SSI Capital Corp. was not then engaging in any substantive business. The term "Company" or "OraLabs" will mean OraLabs Holding Corp., successor to SSI Capital Corp.

     General Development of Business. The Subsidiary was formed in 1990 by its current CEO and President, for the purposes of manufacturing and distributing its tooth-whitening products under the brand name of Amazing White, as well as under the names of private label brands. The private label brands were sold via infomercials on television, and eventually those brands and the Amazing White brand began to be distributed through retail outlets.

     The name of the Subsidiary was originally AmWhite Labs, Incorporated, which was changed in April 1994 to OraLabs, Inc., after the sale of the Amazing White product line. In 1992 the OraLabs flagship product, Ice Drops (R), a breath drop product sold in a small plastic bottle, was introduced as an alternative to breath sprays and candy breath mints. In 1995 the Company introduced its brand of breath sprays under the Ice Drops(R) name. This low-priced product was distributed substantially under the same distribution network established for the Ice Drops(R) breath drops. The Subsidiary sought to have both products displayed at checkout counters and in convenience stores to be positioned as consumer impulse purchases.

     In 1996 the Subsidiary introduced a line of lip balms sold in a patent pending mini-size package, in furtherance of the Subsidiary's consumer impulse marketing strategy. In addition, three new SPF-30 sun block lip balms were introduced.

     In 1997 OraLabs introduced its extreme sour drops, which are a line of liquid sour candy drops packaged in the same small bottle as the traditional Ice Drops(R). The product was developed to capitalize upon what the Subsidiary believed was a growing market for sour, tart, hard candies being purchased by pre-teens and teenagers. In 1997 the Company also introduced a line of sore throat sprays and zinc sprays under the brand name Zinc-7(TM). The goal of the Company was to create a pocket size sore throat spray that could be carried with the consumer all day long, as opposed to relatively bulky, larger containers that were on the market. The zinc spray was introduced as an alternative to zinc lozenges, which became popular in recent years as a possible way to reduce the duration of the common cold.

     In 1998 the Company begins its distribution of VitaSpray brand spray vitamins. The product line is intended to include both adult and child multi-vitamin spray as well as other vitamin sprays. The strategy behind these products is to provide convenience for taking vitamins as well as to provide an alternative for those people who are adverse to swallowing pills.

     The Company's marketing strategy has been to develop and sell products which the Company believes are niche products that can be differentiated from products of its competitors. The marketing strategy includes capitalizing on the distribution network of nearly 50,000 retail stores that currently carry one or more of the Company's products, and building upon the business relationships that have been established.

     All of the Company's products and packaging have been conceptualized and developed in-house. The Company's products are all packaged at its manufacturing facility in Englewood, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors.

     OraLabs recently entered the private label category. The Company's initial private label contracts include lip balm products for Rite-Aid (including Thrifty and Payless), and Sally's Beauty Supply. The Company also does some contract packaging for its breath spray products. These contracts have helped establish the Company as a private label manufacturer, which gives it an entry with these customers to pursue other accounts.

     The Company does business in approximately 25 international markets and the Company is actively seeking to expand its international distribution. The Company is currently supplying numerous airlines and hotels with its products, including a specially packaged mouthwash, as part of those businesses' amenity programs.

     Narrative Description of Business.
     ----------------------------------

          Principal Products and Their Markets. As discussed above, the general business done by the Company is to produce and sell consumer products relating to health, beauty care and vitamins. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the

Company can be categorized into four groups: breath fresheners, including liquid drops under the brand name Ice Drops(R), as well as sour drops; lip balm products under the name Ice Drops(R) as well as under private label names; cold and cough products, including sore throat sprays and zinc sprays; and a line of vitamin sprays to be introduced under the name VitaSpray.

          The following table sets forth for each of the last three fiscal years, the percentage of total revenue (in excess of 15%) contributed by the three groups of products then sold by the Company.

                          Approximate        Approximate           Approximate
                         Percentage of      Percentage of         Percentage of
                           Company's          Company's             Company's
     Product Group       1997 Revenues      1996 Revenues         1995 Revenues
     -------------       -------------      -------------         -------------

  Breath Fresheners           57%                82%                  100%
  Lip Balm                    28%                18%                   --
  Cough and Cold              15%                --                    --

---------------

          Status of New Product. Of the above list of products, the only product in the preliminary stages is the line of spray vitamins which is in the process of being introduced for sale in the second quarter of fiscal 1998. All anticipated expenses of introducing the new line of products, including advertising budgets, have not yet been completed by the Company. It is possible that the introduction of this product line could require the investment of a material amount of the assets of the Company. However, the Company believes that its expenditures could be gradually increased if and when sales increase, rather than the Company being required to expend substantially all of its investment in advance of shipping the products.

          Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials to the extent that an existing business relationship terminates. However, at this stage the Company is purchasing all of its raw materials for the line of spray vitamins from a single supplier. In the event that relationship were to terminate, the Company would be required to obtain another supplier in order to continue the production of its spray vitamins, and the Company does not believe that alternate suppliers are readily available.

          Patents, Trademarks, Licenses, Franchises and Concessions. Although there can be no assurance of proprietary protection respecting pending patents and trademarks held by the Company (see, "Cautionary Statement Regarding Forward-Looking Statements, No Assurance of Proprietary Protection"), and although the Company intends to vigorously seek to enforce and protect its proprietary rights, the Company does not believe that the loss of any such proprietary right would in and of itself, adversely affect the Company in a material manner.

          Seasonality. The Company believes that its sore throat spray and zinc spray, as well as its vitamin-C spray in the process of introduction, all fall into the cough and cold category of consumer products. The Company believes that cough and cold products as well as moisturizing lip balms typically enjoy greater sales from September through February of each year.

          Practices of the Company in the Industry. The Company's typical practices with respect to all of its products is to keep adequate inventory on hand for shipments within a two to three week period, and the Company generally extends credit on purchases for a term of 30 days after shipment. The Company does not formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise.

          Dependence Upon a Single Customer. The Company does not believe that its business with respect to any particular product or products would be eliminated by the loss of any one of its customers. However, the Company did sell to one customer, Rite-Aid Corporation, an amount comprising in excess of 10% of fiscal 1997 revenues. The Company had over 1,500 purchasing customers in fiscal 1997 and believes that the loss of a customer, even one as large as Rite-Aid, would gradually be replaced.

          Backlog Orders. As of December 31, 1997, the Company carried approximately $470,000 of orders with future ship dates. Orders are not booked as sales until product is shipped. The Company has no reason to expect that any orders with future ship dates will not be fulfilled.

          Government Contracts. Not applicable.

          Competitive Conditions. Competition for all of the Company's products is very significant. With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitors for those products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors.

          With respect to the Company's lip balm products, the Company believes that approximately 80% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex), and the balance of the market consists of more than 50 different companies. With respect to the Company's cough and cold related products, the Company's market share is insignificant and there is a large number of strong competitors. Sales of vitamin products is also highly competitive but the Company does not believe that any single competitor totally dominates the market.

          The Company has sought to anticipate competition by the distinguishing size and packaging of its products, as well as by competing with respect to pricing. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement at retail locations with respect to competitive products may nullify or reduce whatever competitive advantage the Company's products have.

          Research and Development Expenses. The Company has not expended a material amount of its resources on research and development activities.
However, as noted above, a material amount of the Company's assets may be expended in connection with the introduction of the Company's new line of vitamin products.

          Costsand Expenses of Compliance With Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 1998.

          Number of Employees. The approximate number of employees hired by the Company as of the end of fiscal year 1997 was 65.

     Item 2. Properties.

          The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in the year 2000, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord.

          The Company also subleases an additional approximate 6,000 square feet of warehouse space from an unaffiliated landlord in a building located near the Company's headquarters. The sublease expires in 1999.

          The Company does not believe that it would be difficult to locate comparable space for its business operations at such time as either of the leases expires.

     Item 3.  Legal Proceedings.

          The Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject.

     Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II.

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.

          (a) (i)Market Price of and Dividends on the Company's Common Stock. For many years prior to closing the transaction by which the Company
     acquired  its  wholly-owned   subsidiary,   OraLabs,  Inc.,  there  was  no
     established public trading market for the Company's common stock. Commencing approximately in September 1997, the common stock of the Company began to be traded on the OTC Bulletin Board.

          The following sets forth the range of high and low bid information for the Company's common stock for the third and fourth quarters of fiscal year 1997. The source of such information is an OTC Bulletin Board Quarterly Quote Summary prepared by NASDAQ Trading and Market Services.

                                     Reported High Bid         Reported Low Bid

     Third quarter, fiscal 1997            $3.00                     $2.50
     Fourth quarter, fiscal 1997           $4.50                     $2.75

     The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily present actual transactions.

          (ii) Recent Sales of Unregistered Securities. In June 1997, the Company completed a private placement of its Common Stock by which 325,000 shares of the Common Stock were sold at a price of $1.00 per share to accredited investors only. The Company did not use the services of any underwriters in that transaction. The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Sections 4(6), 4(2), and 3(b), as well as pursuant to Regulation D promulgated under that Act. All of the certificates representing shares sold in the private placement contain a legend denominating the shares as "restricted securities".

          A total of 340,000 shares of Common Stock were issued to two employees of the Company pursuant to the terms of written employment agreements between them and the Company. The stock was issued pursuant to employment agreements covering the period of January 1, 1997 through December 31, 1997. These transactions were exempt from the registration requirements of the Act under Sections 4(6) and 4(2) as being private transactions to accredited investors. The certificates for the shares issued to the employees contain the legend denominating the shares as "restricted securities" under the Act.

          In October 1997, the Company issued 20,000 options to a newly appointed member of the board of directors of the Company. The transaction was exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in five equal installments over a period of five years, with each option having an exercise price of $1.00 per share.

          (b) As of February 16, 1998, there were approximately 964 record holders of the common stock of the Company.

          (c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

     Item 6.  Selected Financial Data.

          The following table shows a five year comparison of selected financial data. The information presented is in thousands of dollars, except for the per share amounts. All of the information except for fiscal year 1993, and except for the total assets and stockholders' equity presented for fiscal year 1994, are derived from the Company's audited financial statements for December 31, 1997, 1996 and 1995, as well as the Company's audited financial statements for December 31, 1995 and 1994.


                                                                  Year Ended December 31
                                              ----------------------------------------------------------
                                                1997          1996          1995          1994      1993
                                                ----          ----          ----          ----      ----
     Sales                                     6,762         4,985         5,447         3,606       452
     Cost of Sales                             3,028         2,385         1,910         1,708       269
     Gross Profit                              3,734         2,600         3,537         1,898       183
     Total Operating Expenses                  2,119         1,461         1,074           773       135
     Net Operating Income                      1,616         1,139         2,463         1,125        48
     Net Income Per Common Share               $0.13         $0.16         $0.30        $1,357       $52
     Weighted Average Shares Outstanding       8,707         7,459         7,459         0.999     0.999
     Total Assets                              2,083         1,141         1,451         1,100       126
     Stockholders' Equity (1)                  2,007           768         1,159           949         8

------------------

(1)  The Company has not paid cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     Results of Operations. For the period ending December 31, 1997 as compared with the periods ending December 31, 1996 and December 31, 1995.

     Sales increased from 1996 to 1997 by 35.7% and from 1995 to 1997 by 24.1%. The Company attributes this growth in part to the introduction of our lip balm product, which occurred in July 1996, and in part to expanded international distribution and an increased volume of sales. Prices for the Company's products have remained relatively stable.

     Gross profit increased from 1996 to 1997 by 43.6% and from 1995 to 1997 by 5.6%. The Company attributes the increase in gross profit in part to volume discounts from material suppliers and in part to increased automation reducing cost of labor. Gross profit significantly decreased from 1995 to 1996 primarily as a result of the Company's shift from selling bulk goods to blister-carded goods which require both higher labor and materials costs.

     Salaries increased from 1996 to 1997 by 79.5% and from 1995 to 1997 by 190.8%. This was the result of an increase to additional staffing in sales and engineering.

     Bad Debts decreased from 1996 to 1997 by 40.4% and from 1995 to 1997 by 49.6%. This was the result of improved pre-qualifying of new customers and implementation of a progressive internal collection process.

     Stock Issued for Services in 1997 was to two employees of the Subsidiary for services in the amount of $340,000 and is a non-recurring item. The employees' services were in the areas of human resources and investor relations, which the Subsidiary was required to address as part of preparing for its entry into the public marketplace.

     Gain(Loss) on Sale of Securities was zero in 1997. This was a result of the Company's distributing substantially all of its securities held for investment prior to year end 1996 and maintaining cash in liquid money markets in 1997.

     The Company was an S Corporation through April 30, 1997, with net income passing through to the owner's personal income. Effective May 1, 1997. the Company converted to a C Corporation The $522,694 of income taxes reflects the accrual of eight months of income taxes through December 31, 1997.

     Liquidity and Capital Resources. Balance Sheet as of December 31, 1997 Compared to December 31, 1996

     Cash increased $903,199. This is due to the creation of the parent-subsidiary relationship upon closing of the merger, as approximately $189,000 was then held by the parent, approximately $325,000 was added from closing a private placement, and the balance was primarily additional cash from operations. The Company believes that its cash holdings will be sufficient to meet the Company's operating expenses and capital requirements for at least the next twelve months.

     Inventory increased by approximately 32.9%. This is a result of expanded product lines creating a need for a broader based raw materials inventory.

     Deferred Income tax for December 31, 1997 in the amount of $67,816 relates to the tax benefit of the provision for returns and allowances of approximately $199,460, which is not deductible from taxable income until incurred.

     Accounts payable and accrued expenses increased by approximately 49.2%. This is a result of inventories being higher as of December 31, 1997 than on December 31, 1996.

     Income Taxes Payable for December 31, 1997 in the amount of $119,586 reflects the current provision for federal and state income taxes of $590,510 since May 1, 1997 computed at statutory rates.

     Additional paid-in capital increased $996,970. This is a result of reorganization/additional paid in capital of $160,849, common stock issued for cash of $324,675; reclassification of undistributed S Corporation earnings of $171,786; and stock issued for services of $339,660.

     Retained earnings increased $241,257 (approximately 38.7%). This is a result of reclassification of undistributed S Corporation earnings ($171,786), dividends paid ($714,610) ); and net income of $1,127,653.

     Trends. The Company has been broadening its product base by capitalizing on management's research and development abilities, while utilizing existing packaging components and manufacturing technology of the Company. This broadened product base has given the Company more stability in the marketplace by making the Company less reliant on any individual product. The broadened product base has expanded the Company's customer base and helped to increase business with existing customers. In addition to a broadened product base, the Company has established new markets for its products, such as mass retailers and drug stores, rather than focusing on convenience stores. The Company expects this trend to continue, although sales to convenience stores remain an important part of the Company's sales strategy.

     As the Company has historically developed and produced its manufacturing equipment, and has historically committed funds to new products as sales have warranted, the Company does not foresee any material commitment for capital expenditures during the 1998 fiscal year.


     Impact of Inflation. The company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation in part because the bulk of the Company's current products are primarily very low cost, impulse items (under $0.99 to consumers).

     Year 2000. The Company does not use a computer system or program developed specifically for the business of the Company. Rather, the Company uses software programs and computer systems developed by third parties and readily available for sale to end users. Although the Company has not yet made an assessment of its year 2000 issues, and, therefore, has not determined whether it has material year 2000 issues, the Company has been advised by its third party vendors that year 2000 compliance has been or will be achieved. Even if it is determined that any year 2000 problem will not pose significant operational problems for the Company's computer systems, the Company has not determined the extent to which the Company may be impacted by third parties' systems which may not be year 2000 compliant. Accordingly, the year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies with whom the Company deals will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-K in order to do so. All statements in this Form 10-K that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 1997, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

     Competition. The businesses in which the Company is engaged are highly competitive and are engaged in to a large extent by companies which are substantially larger and have significantly greater resources than the Company. Although the Company believes that its Ice Drops(R) brand of liquid breath freshener drops has achieved some measure of name recognition, to a large extent the Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget of the larger companies. The industries in which the Company competes experience consolidations of competitors from time to time and the Company's business could be adversely affected by such activities. There can be no assurance that the Company will be able to compete successfully in the future.

     Limited Operating History. Although the Company reported net income for the past several year, the Company's subsidiary (OraLabs, Inc.) was only organized in 1990 and therefore has a limited operating history upon which investors may evaluate its performance. There can be no assurance that future operations of the Company will be profitable. The likelihood of the Company's success must be considered relative to the problems, difficulties and delays frequently encountered in connection with the development and operation of a relatively new business and the competitive environment in which the Company operates.

     Unproven Markets for Certain of the Company's Products. The Company only began selling its sore throat spray and its zinc spray products in 1997. In addition, the Company is preparing to introduce a new line of spray vitamins which is completely unproven. While the Company believes that there is a market for such products, it has no prior history with spray vitamins and therefore cannot be assured that those products will be accepted in the marketplace, or that if accepted, the Company will be profitable in that part of the Company's business.

     Managing Growth. The Company has experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996 which has placed, and could continue to place, a strain on the Company's management, customer service and support operations, sales and administrative personnel and other resources. The Company's ability to manage continued growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

     Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key personnel. In particular, the loss of the services of Gary Schlatter, its President and Chief Executive Officer, could have a material adverse effect on the operations of the Company. The Company's subsidiary has an employment agreement with Mr. Schlatter which expires on April 30, 2000. The Company's future success and growth also depends on its ability to continue to attract, motivate and retain highly qualified employees. There can be no assurance that the Company will be able to do so.

     Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Bureau of Alcohol, Tobacco and Firearms ("BATF") and the Drug Enforcement Administration ("DEA"). Although the Company does not believe that such regulations are presently burdensome upon the Company, there can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are considered a "drug" by the FDA. If the FDA were to conclude that any of the Company's products determined to be a "drug" violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. In addition, vitamin products have been increasingly scrutinized by government agencies, including the area of labeling, and increasing regulation could adversely affect the Company's vitamin business which has just recently been introduced by the Company.

     The Company's business is also regulated by various agencies of the states and localities in which the Company's products are sold and governmental regulations in foreign countries where the Company sells or may seek to commence sales. Such regulations could prevent or delay entry into a market or prevent or delay the introduction of Company products. For example, the growth of international sales is expected to be slowed by the long process of registering new products.

     Furthermore, the Company cannot predict whether new domestic or foreign legislation regulating its activities will be enacted. Such new legislation could have a material adverse effect on the Company. Failure to comply with any applicable requirements can result in sanctions being imposed on the Company or upon the manufacturers of its products.

     Dependence Upon Significant Distributors and Retailers. Rite-Aid Corporation accounted for more than ten percent (10%) of the Company's gross revenues in 1997. The two next largest customers of the Company in fiscal years 1997 and 1996 were distributors who collectively accounted for approximately 10% and 15% of gross revenues, respectively. A loss of these customers could have a material adverse effect on the Company's revenues or operations.

     Dependence Upon Third Party Suppliers. With respect to some of the Company's products, the product itself is formulated and supplied to the Company by third party vendors, and the Company then packages the products for sale. Should these relationships terminate, or should the vendors be otherwise unable to supply the Company with an adequate supply of product, the Company would be required to establish relationships with new suppliers. Although the Company believes that a replacement supply would be readily available on comparable terms, there can be no assurance that this will be the case, and the failure to obtain supplies on comparable terms could have a material adverse effect upon the Company.

     No Assurance of Proprietary Protection. The Company has two patent applications pending. The Company also holds several domestic and international trade marks and has two applications pending. Certain aspects of the Company's business, although not the subject of patents, include formulations and processes considered to be proprietary in nature. There can be no assurance that any such "proprietary" information will not be appropriated or that the
Company's   competitors  will  not  independently   develop  products  that  are
substantially equivalent or superior to the Company's. Even if the pending patents are issued to the Company, there can be no assurance that the Company would be able to successfully defend its patents or trademarks against claims from or use by competitors, and there can be no assurance that the Company will be able to obtain patent or trademark protection for any new products. In addition, in the event that any of the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses for the manufacture or sale of the products, or could be prohibited from selling the products.

     No Assurance of Scientific Proof. Certain of the Company's products are intended to provide various kinds of relief from colds or sore throats. If scientific data were to conclude that the Company's products do not provide such relief, or if for any other reason the Company's products were not viewed by the public as providing such relief, there could be a material adverse effect upon the sales of such products.

     Seasonal Fluctuations. To the extent that some of the Company's products are intended to provide relief for certain symptoms of common colds and chapped lips, sales of such products may be seasonal. The Company believes that the consumer market for such products occurs during the primary cold season from September to March. As a result of such fluctuations, there can be no assurance that the Company will maintain sufficient flexibility with respect to its working capital needs and its ability to manufacture and supply products to be able to minimize the adverse effects of an unanticipated shortfall in or greater than expected demand for its products. Failure to predict accurately and to respond to consumer demand may cause the Company to produce excess inventory. Conversely, if the product achieves greater success than anticipated for any given quarter, the Company may not have sufficient inventory to meet customer demand.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     This Item is not applicable due to the Company's status as a small business issuer as defined in applicable regulations of the 1933 Act.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements meeting the requirements specified in Item 8 of Form 10-K follow the signature page and are listed in Item 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     The information required by this Item is not included as it has been previously reported as that term is defined in the Rules promulgated under the 1934 Act.

                                    PART III.

Item 10.  Directors and Executive Officers of the Registrant.

     The following table identifies each of the Company's directors and executive officers, indicating the principal occupation or employment of each such person and the name and principal business of any organization by which such person is so employed:



      Name of                   Director or              Principal Occupation             Name and Business
    Individual               Executive Officer               or Employment                   of Employer
    ----------               -----------------           ---------------------           ------------------

Gary H. Schlatter           Director and Executive      President of Company's           OraLabs, Inc.
                               Officer                     Subsidiary
Suzan M. Schlatter          Director                    Secretary of Company's           OraLabs, Inc.
                                                           Subsidiary
Allen R. Goldstone          Director                    Consultant                       Creative Business
                                                                                            Strategies, Inc.;
                                                                                            Business Consulting
                                                                                            Firm
Michael I. Friess           Director                    Attorney                         Michael Friess
Emile Jordan                Executive Officer           Comptroller of Company's         OraLabs, Inc.
                                                           Subsidiary

     The balance of the information required for this Item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

Item 11.  Executive Compensation.

     The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required for this item is incorporated herein by reference to the 1998 Definitive Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-K immediately following the signature pages:

          1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                 Consolidated Balance Sheets - December 31, 1997 and 1996 Consolidated Statements of Income for the years ended
                   December 31, 1994 through December 31, 1997
                 Consolidated Statement of Changes in Stockholders' Equity
                   from December 31, 1997, 1996 and 1995
                 Consolidated Statements of Cash Flows for the years ende
                   December 31, 1997, 1996 and 1995
                 Notes to Consolidated Financial Statements
                 Independent Auditor's Report

          2. Financial Statements (SSI Capital Corp.):
                 Balance Sheet - December 31, 1996
                 Statement of Operations and Accumulated (Deficit)
                 Statement of Cash Flows for the month ended December 31, 1996 Independent Auditor's Report

          3. Financial Statement Schedules:

                 All schedules have been omitted because of the absence of conditions under which they would be required or because the required information is included in the financial tatements or the notes thereto.

          4.  Exhibits  required  to be filed are listed  below:

                 Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

      Exhibit
        No.                Description
      -------              ------------

      3.1(i)(1)            Articles of Incorporation
     3.1(ii)(2)            Amended and Restated Bylaws
        4(2)               Specimen Certificate for Common Stock
       10.1(2)             1997 Stock Plan

      Exhibit
        No.                Description
      -------              ------------

       10.2(2)             1997 Non-Employee Directors' Option Plan
       10.3(3)             Amended and Restated Employment Agreement Between the
                             Company's  Subsidiary and Gary Schlatter
       10.4(2)             Stock Option Grant to Michael Friess
       10.5(2)             Lease Agreement Between the Company's Subsidiary and
                             Gary Schlatter
       10.6(2)             Sublease Agreement Between the Company's Subsidiary
                             and Modern Plastics, Inc.
       10.7(2)             Employment Agreement Between the Company's Subsidiary
                             and Allen R. Goldstone, with accompanying
                             termination agreement
       10.8(2)             Employment Agreement Between the Company's Subsidiary
                             and Sanford Schwartz, with accompanying termination agreement
       10.9(4)             Merger Agreement and Plan of Reorganization Between
                             the Company's Subsidiary, SSI Capital Corp.,
                             Oralmerge, Inc., et al.
       10.10               No statement re: computation of per share earnings is
                             required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.
        212                List of Subsidiaries of the Company
       23.1(2)             Consent of Independent Accountants
       27.1(2)             Financial Data Schedule for OraLabs Holding Corp. and
                             Consolidated Subsidiaries
       27.2(2)             Financial Data Schedule for SSI Capital Corp.
                             (December 1996)

------------------

(1) Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
(2)  Filed herewith.
(3) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
(4) Incorporated herein by reference to Exhibit A of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

     (b) No reports on Form 8-K have been filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ORALABS HOLDING CORP.



                                      By:   /s/ Gary H. Schlatter
                                            ------------------------------------
                                            Gary H. Schlatter, President

                                      By:  /s/ Emile Jordan
                                           -------------------------------------
                                           Emile Jordan, Chief Financial Officer
Date:    March 31, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                          Title                       Date
              ---------                          -----                       ----

       /s/ Gary H. Schlatter              Director, President,           March 31, 1998
 ----------------------------------       Chief Executive Officer
           Gary H. Schlatter

       /s/ Allen R. Goldstone                    Director                March 31, 1998
 ----------------------------------
           Allen R. Goldstone

       /s/ Michael I. Friess                     Director                March 31, 1998
  ---------------------------------
           Michael I. Friess

       /s/ Suzan M. Schlatter                    Director                March 31, 1998
 ----------------------------------
           Suzan M. Schlatter


               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       and

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                        December 31, 1997, 1996 and 1995

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------



                                Table of Contents

                                                                      Page
                                                                      ----

         Report of Independent Certified Public Accountants            F-3

         Consolidated Financial Statements:

                  Consolidated Balance Sheets                          F-4

                  Consolidated Statements of Income                    F-5

                  Consolidated Statement of Changes in
                   Stockholders' Equity                                F-6

                  Consolidated Statements of Cash Flows                F-7

                  Notes to Consolidated Financial Statements           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



The Board of Directors
Oralabs Holding Corp.


We have audited the consolidated balance sheets of Oralabs Holding Corp. and Consolidated Subsidiaries as of December 31, 1997 and 1996 and related statements of income, changes in stockholders' equity and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oralabs Holding Corp. and Consolidated Subsidiaries as of December 31, 1997 and 1996 and the results of its operations, its changes in stockholders' equity and its cash flows for the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




                                            /s/  Schumacher & Associates, Inc.
                                            ----------------------------------
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112
February 24, 1998

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                      1997              1996
                                                    ----------       ----------
Current Assets
         Cash in bank                               $1,023,598       $  120,399
         Accounts receivable, net of
          allowance for doubtful accounts
          of $33,770 (Note 8)                          686,668          392,469
         Inventory                                     599,270          450,984
         Deferred income taxes (Note 11)                67,816             --
         Prepaid expenses                               91,863           19,128
                                                    ----------       ----------
           Total Current Assets                      2,469,215          982,980

Property and equipment, net of accumulated
  depreciation of $170,490 (Note 4)                    214,732          157,822
                                                    ----------       ----------

Total Assets                                        $2,683,947       $1,140,802
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued
          expenses                                  $  556,865       $  373,199
         Income taxes payable (Note 11)                119,586             --
                                                    ----------       ----------
           Total Current Liabilities                   676,451          373,199
                                                    ----------       ----------

Commitments (Notes 5,6,7,8,9,10,11 and 13)                --               --

Stockholders' Equity:
         Preferred stock - $.001 par value,
           1,000,000 shares authorized,
           None issued and outstanding                    --               --
         Common stock - $.001 par value,
           100,000,000 shares authorized,
           9,123,555 shares issued and
           outstanding                                   9,124            7,459
         Additional paid-in capital                  1,134,427          137,457
         Retained earnings                             863,945          622,688
                                                    ----------       ----------
           Total Stockholders' Equity                2,007,496          767,604
                                                    ----------       ----------

Total Liabilities and Stockholders' Equity          $2,683,947       $1,140,803
                                                    ==========       ==========


    The accompanying notes are an integral part of the financial statements.


                                    ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
                                    ---------------------------------------------------

                                                   STATEMENTS OF INCOME

                                                          For the Years Ended December 31
                                              1997                     1996                     1995
                                           -----------              -----------              -----------
Revenue:
      Sales                                $ 6,762,361              $ 4,985,009              $ 5,447,498
      Cost of sales                          3,027,733                2,385,076                1,910,469
                                           -----------              -----------              -----------
         Gross Profit                        3,734,628                2,599,933                3,537,029
                                           -----------              -----------              -----------
Operating Expenses
      Salaries and payroll
       taxes                                   775,765                  432,236                  266,796
      Bad debts                                 34,943                   58,670                   69,338
      Rent                                      72,362                   62,709                   24,139
      Commissions                              247,449                  201,730                  316,273
      Trade shows                               83,666                   90,542                   65,175
      Depreciation                              52,757                   47,466                   32,840
      Stock issued for services
       (Note 12)                               340,000                     --                       --
      Other operating expenses                 512,089                  567,424                  299,370
                                           -----------              -----------              -----------
       Total Operating Expenses              2,119,031                1,460,777                1,073,931
                                           -----------              -----------              -----------
Net Operating Income                         1,615,597                1,139,156                2,463,098
                                           -----------              -----------              -----------

Other Income (Expenses)
      Interest and other income                 34,750                   72,273                   70,595
      Loss on sale of
       securities                                 --                     (6,038)                (316,560)
      Interest expense                            --                     (8,284)                  (9,965)
                                           -----------              -----------              -----------
       Total Other                              34,750                   57,951                 (255,930)
                                           -----------              -----------              -----------

Net Income Before Provision
 for Income Taxes                            1,650,347                1,197,107                2,207,168
                                           -----------              -----------              -----------

Provision for income taxes
 (Note 11)
      Current                                  590,510                     --                       --
      Deferred                                 (67,816)
                                           -----------             ------------              -----------
                                               522,694

Net Income                                 $ 1,127,653              $ 1,197,107              $ 2,207,168
                                           ===========              ===========              ===========

Net Income per Common Share                $       .13              $       .16              $       .30
                                           ===========              ===========              ===========

Weighted Average Shares
 Outstanding                                 8,707,362                7,458,784                7,458,784
                                           ===========              ===========              ===========

                 The accompanying notes are an integral part of the financial statements.

                                                     F-5


                                         ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
                                         ---------------------------------------------------

                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           From December 31, 1994 through December 31, 1997



                                         Preferred Stock           Common Stock          Additional
                                       ------------------      --------------------       Paid-in        Retained
                                       Shares      Amount      Shares        Amount       Capital        Earnings        Total
                                       ------      ------      -------       ------       -------        --------        -----
Balance at December 31, 1994               -           -      7,458,784     $   7,459    $  135,212     $   822,029    $   964,700

Distributions                              -           -              -             -             -     (2,013,255)    (2,013,255)

Net income for the year
ended December 31, 1995                    -           -              -             -             -       2,207,168      2,207,168
                                    --------    --------     ----------     ---------    ----------     -----------     ----------
Balance at December 31, 1995               -           -      7,458,784         7,459       135,212       1,015,942      1,158,613

Cash contributed                           -           -              -             -         2,245               -          2,245

Distributions                              -           -              -             -             -     (1,590,361)    (1,590,361)

Net income for the year
ended December 31, 1996                    -           -              -             -             -       1,197,107      1,197,107
                                    --------    --------     ----------     ---------    ----------     -----------    -----------

Balance at December 31, 1996               -           -      7,458,784         7,459       137,457         622,688        767,604

Reorganization/additional
paid-in capital                            -           -        999,771         1,000       160,849               -        161,849

Common stock issued for cash               -           -        325,000           325       324,675               -        325,000

Reclassification of
undistributed S Corporation                -           -              -             -       171,786       (171,786)              -
earnings

Stock issued for services                  -           -        340,000           340       339,660               -        340,000

Distributions                              -           -              -             -             -       (714,610)      (714,610)

Net income for the year
ended December 31, 1997                    -           -              -             -             -       1,127,653      1,127,653
                                    --------    --------     ----------     ---------    ----------     -----------    -----------
Balance at December 31, 1997               -    $      -      9,123,555     $   9,124    $1,134,427     $   863,945    $ 2,007,496
                                    ========    ========     ==========     =========    ==========     ===========    ===========



                                The accompanying notes are an integral part of the financial statements.

                                                             F-6

                                    ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
                                    ---------------------------------------------------

                                                 STATEMENTS OF CASH FLOWS

                                                              For the Years Ended December 31
                                                    1997                    1996                   1995
                                                 ----------              -----------             -----------
Cash Flows from Operating Activities:
      Net income                                 $ 1,127,653             $ 1,197,107             $ 2,207,168
      Adjustments to reconcile net
       income to net cash used
       in operating activities
        Depreciation                                  52,757                  47,466                  32,840
        Increase (decrease) in
         accounts payable and
         accrued expenses                            183,666                 210,463                  (2,041)
        Decrease (Increase) in
         accounts receivable                        (294,199)                 56,045                (257,826)
        Increase in income taxes
         payable                                      51,770                    --                      --
        Decrease in notes
         receivable                                     --                      --                    67,026
        (Increase) in inventory                     (148,286)               (173,459)               (189,242)
        Stock issued for services                    340,000                    --                      --
        Other, net                                   (72,634)                    685                 (17,564)
                                                 -----------             -----------             -----------
  Net Cash Provided by
       Operating Activities                        1,240,727               1,338,307               1,840,361
                                                 -----------             -----------             -----------

Cash Flows from Investing Activities:
      Investments in securities                         --                   175,500                (175,500)
      Margin account payable                            --                  (129,556)                129,556
      Investment in property and
       equipment                                    (109,767)               (134,480)                (57,514)
                                                 -----------             -----------             -----------
  Net Cash (Used in) Investing
   Activities                                       (109,767)                (88,536)               (103,458)
                                                 -----------             -----------             -----------

Cash Flows from Financing Activities:
      Stock issued and additional
       paid-in capital                               486,849                   2,245                  23,000
      Distributions                                 (714,610)             (1,590,361)             (2,013,255)
                                                 -----------             -----------             -----------
  Net Cash (Used in)
       Financing Activities                         (227,761)             (1,588,116)             (1,990,255)
                                                 -----------             -----------             -----------

Increase (Decrease) in Cash                          903,199                (338,345)               (253,352)

Cash, Beginning of Period                            120,399                 458,744                 712,096
                                                 -----------             -----------             -----------

Cash, End of Year                                $ 1,023,598             $   120,399             $   458,744
                                                 ===========             ===========             ===========

Interest Paid                                    $      --               $     8,284             $     9,965
                                                 ===========             ===========             ===========

Income Taxes Paid                                $   470,924             $      --               $      --
                                                 ===========             ===========             ===========


                       The accompanying notes are an integral part of the financial statements.

                                                            F-7

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies
    ------------------------------------------

     This summary of significant accounting policies of Oralabs Holding Corp. and Consolidated Subsidiaries, (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a) Organization and Nature of Operations
         -------------------------------------

          Oralabs Holding Corp. (OHC) a Colorado corporation was formed during June 1997. SSI Capital Corp. (SSI) a New York corporation was incorporated on January 30, 1981. SSI originally had a November 30 year end but has recently changed to a December 31 year end. Effective August 22, 1997, SSI was merged into Oralabs Holding Corp. and the outstanding shares of SSI were converted to shares of Oralabs Holding Corp. on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

          Oralabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS has selected December 31 as its fiscal year end. ORALABS is a wholly-owned subsidiary of OHC.

          OL Sub Corp, a Colorado corporation was incorporated on October 23, 1997. As of December 31, 1997 this corporation was inactive.

          The consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. since inception (see Note 12). All intercompany accounts and transactions have been eliminated.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies, Continued
    ------------------------------------------------------

     (b) Cash and Cash Equivalents
         -------------------------

          For purposes of the statement of cash flows, the Company considers all short-term securities purchased with a maturity of three months or less to be cash equivalents.

     (c) Inventories
         -----------

          Inventories consist of raw materials and finished goods which are carried at the lower of average cost or market value.

     (d) Property and Equipment
         ----------------------

          Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:
                                                              Years
                                                              -----
                  Machinery and equipment                     5 - 7
                  Leasehold improvements                        5

          For federal income tax purposes, depreciation is computed using the accelerated cost recovery system and the modified accelerated cost recovery system. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     (e) Income Taxes
         ------------

          No provision for income tax has been provided in the financial statements for 1996 and 1995 since the Company had elected to be taxed under Subchapter S of the Internal Revenue Code, whereby all income or losses flow through to the stockholder for income tax reporting purposes. Effective May 1, 1997, the S Corporation election was terminated. See Note 11.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies, Continued
    -----------------------------------------------------

     (f) Use of Estimates
         ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (g) Marketable Securities
         --------------------

          The Company's former investments in marketable securities were considered trading securities since they were bought and held for the purpose of selling them in the near term. Unrealized holding gains and losses for trading securities have been included in the statement of operations with realized gains and losses. See Note 2.

(2) Marketable Securities
    ---------------------

     During the year ended December 31, 1996 the Company's marketable trading securities had been distributed to the Company's shareholders. As of December 31, 1996 the Company had a margin account payable related to these securities totalling $80 shown as a liability in the financial statements. During 1996 the Company incurred $8,284 of interest expense on this margin account.

(3) Inventories
    -----------

     At December 31, 1997 and 1996 inventories consisted of the following:

                                               1997            1996
                                            ---------       -------
          Raw materials                     $ 599,270       $ 402,778
          Finished goods                            -          48,206
                                            ---------       ---------
                                            $ 599,270       $ 450,984
                                            =========       =========

     Inventories are stated at the lower of cost or market. Cost is determined by the average cost method.

(4) Property and Equipment
    ----------------------

     Property and equipment at December 31, 1996 are summarized as follows:

                                                  1997             1996
                                               ---------       --------
        Machinery and equipment                $ 324,269       $  214,501
        Leasehold improvements                    60,954           60,954
                                               ---------       ----------
                                                 385,223          275,455
                 Less accumulated
                  depreciation                  (133,276)        (117,633)
                                               ---------       ----------
                                               $ 251,947       $  157,822
                                               =========       ==========

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(5) Transaction with Related Party
    ------------------------------

     The Company pays the monthly lease payments and all operating expenses for two vehicles used by the Company's president and his spouse who is also an officer of the Company. Lease payments for these two vehicles total approximately $1,150 per month.

(6) Operating Lease
    ---------------

     The Company leases its office and manufacturing facilities under an operating lease for a building owned by the Company's President. The lease commenced September 1, 1995 with monthly payments of $4,000. Effective July 1, 1996 the payment was increased to $5,500 per month based upon additional space being used by the Company. The lease expires September 1, 2000. This lease is a net lease whereby the Company pays all expenses. The Company has incurred $60,954 of leasehold improvements related to this property, which are being amortized on a straight-line basis over the five year term of the lease.

     The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 1997:


                    Year Ending
                    December 31,                           Amount
                    ------------                         ----------
                       1998                              $   66,000
                       1999                                  66,000
                       2000                                  44,000
                                                         ----------
      Total minimum payments required                    $  176,000
                                                         ==========

(7) Concentration of Business and Credit Risk
    -----------------------------------------

     The Company is engaged primarily in the manufacture and sale of lip balm, breath and other products throughout North America and internationally. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty. Since the Company's products are inexpensive, the potential negative effect of changes in economic conditions are less than would be expected for higher priced products of other industries.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade accounts receivables. Concentrations of credit with respect to trade receivables are limited due to the large number of

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(7) Concentration of Business and Credit Risk, Continued
    ----------------------------------------------------

     customers comprising the Company's customer base and their dispersion across different industries and geographic locations. As of December 31, 1997, the Company had no significant concentrations of credit risk, other than the Company had $1,029,846 invested in a mutual fund. While the underlying investment securities of the fund are guaranteed by the U.S. government, the shares of the fund are not guaranteed and therefore are considered to be a concentration of credit risk.

(8) Major Customers
    ---------------

     The Company currently has one customer with net purchases of $890,430 during the year ended December 31, 1997. During the years ended December 31, 1996 and 1995 one customer had net purchases from the Company of $433,353 and $615,937, respectively. These purchases represent approximately 13%, 9% and 11% respectively of gross sales revenue.

(9) Line of Credit
    --------------

     The Company entered into a line of credit agreement with a bank in the amount of $750,000 which expires May 13, 1998. As of December 31, 1997 the company had available the entire $750,000 unused line of credit. The initial interest rate was 7.5% per annum to be adjusted periodically based on 1.0% under the banks index rate. The line of credit is collateralized by a first lien on all of the Company's business assets.

(10) Terminated Agreement
     --------------------

     The Company had an agreement with an employee whereby compensation paid to the employee equaled 2% of sales. In addition, according to the agreement, the employee would receive 2% of the sales price of the Company if the Company is sold. The agreement had a provision that allowed for its termination by written notice during a thirty day period each year prior to September 1. On April 30, 1997, the agreement was terminated and the Company granted 186,000 stock options to this employee at $1.00 per share. The option terminates on April 1, 2007. This option grant vests one third immediately and the balance over future years.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(11) Income Taxes
     ------------

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

     Income taxes payable at December 31, 1997 totalling approximately $119,586 and the current provision for income taxes of $590,510 relate to Federal and State income taxes on taxable income since May 1, 1997 computed at statutory rates. The deferred income tax receivable and credit for provision for deferred income taxes of $67,816 relate to the tax benefit of the provision for returns and allowances of approximately $199,460, which is not deductible from taxable income until incurred.

(12) Business Combination
     --------------------

     Effective May 1, 1997, SSI and ORALABS completed a business combination whereby ORALABS became a wholly-owned subsidiary of SSI. Prior to the business combination, SSI had 874,771 shares of common stock outstanding. An additional 125,000 shares were issued to the two largest shareholders of SSI and one additional individual upon closing the business combination. Effective January 1, 1997 ORALABS issued shares of its common stock to two individuals for services which were exchanged for 340,000 shares of SSI on May 1, 1997. Also on May 1, 1997, 7,458,784 shares of SSI were issued for the ownership of ORALABS. As a result of these transactions, ORALABS became a wholly-owned subsidiary of SSI. Since the former controlling shareholders of ORALABS owned approximately 85% of SSI after the business combination, the transaction has been accounted for as a reverse acquisition. The net monetary assets of SSI at the time of the reverse acquisition of approximately $161,849 have been accounted for as issuance of stock and additional paid-in capital. See Note 1 for merger of SSI into Oralabs Holding Corp.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                        December 31, 1997, 1996 and 1995

(13) Stock Options
     -------------

     The Company has adopted an incentive stock option plan for employees. The option terms are for ten years at $1.00 per share. As of December 31, 1997 the Company had outstanding 500,000 incentive options including the 186,000 described in Note 10. These options vest on an annual percentage basis over the future terms of employment.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                       and

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                December 31, 1996

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)


                                Table of Contents

                                                                          Page
                                                                          ----

         Report of Independent Certified Public Accountants                F-3

         Financial Statements:

                  Balance Sheet                                            F-4

                  Statement of Operations and Accumulated (Deficit)        F-5

                  Statement of Cash Flows                                  F-6

                  Notes to Financial Statements                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
SSI Capital Corp.


We have audited the balance sheet of SSI Capital Corp. as of December 31, 1996 and related statements of operations and accumulated (deficit) and cash flows for the one month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SSI Capital Corp. as of December 31, 1996 and the results of its operations, changes in accumulated (deficit) and its cash flows for the one month period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                            /s/  Schumacher & Associates, Inc.
                                            ----------------------------------
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112


March 12, 1998

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 1996

Current Assets
         Cash in bank                                                 $ 192,146
                                                                      ---------

Total Assets                                                          $ 192,146
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accrued expenses                                             $  27,760
                                                                      ---------
           Total Current Liabilities                                     27,760
                                                                      ---------

Commitments (Note 2)                                                       --

Stockholders' Equity:
         Preferred stock - $.01 par value
          1,000,000 shares authorized
          none issued and outstanding                                      --
         Common stock - $.001 par value,
           100,000 shares authorized;
           1,749,541 shares issued and
           outstanding                                                    1,749
         Additional paid-in capital                                     182,066
         Accumulated (deficit)                                          (19,429)
                                                                      ---------
           Total Stockholders' Equity                                   164,386

Total Liabilities and Stockholders' Equity                            $ 192,146
                                                                      =========


    The accompanying notes are an integral part of the financial statements.

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF OPERATIONS AND ACCUMULATED (DEFICIT)

                                                           For the One
                                                           Month Ended
                                                           December 31,
                                                              1996
                                                           -----------
Revenue:
      Interest income                                      $       651
                                                           -----------


Operating Expenses
      Legal and professional                                       731
      Transfer fees                                                142
      Storage                                                      667
      Miscellaneous                                                 26
      Other                                                        117
                                                           -----------
        Total Expenses                                           1,683
                                                           -----------
Net Loss                                                   $    (1,032)
                                                           ===========

Loss per Share                                             $       nil
                                                           ===========

Weighted Average Shares Outstanding                          1,749,541
                                                           ===========


Accumulated (Deficit), Beginning of Period                 $   (18,397)

Net Loss                                                        (1,032)
                                                           -----------

Accumulated (Deficit), End of Period                       $   (19,429)
                                                           ===========



    The accompanying notes are an integral part of the financial statements.

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                    For the One
                                                                    Month Ended
                                                                    December 31,
                                                                        1996
                                                                    ------------
Cash Flows from Operating Activities:
      Net loss                                                      $  (1,032)
      Changes in operating liabilities                                    176
                                                                    ---------

Net Cash (Used by) Operating Activities                                  (856)

Cash, Beginning of Period                                             193,002
                                                                    ---------
Cash, End of Year                                                   $ 192,146
                                                                    =========



    The accompanying notes are an integral part of the financial statements.

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(1) Summary of Significant Accounting Policies.
    -------------------------------------------

     This summary of significant accounting policies of SSI Capital, Inc, (SSI) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a) Nature of Operations
         --------------------

          SSI Capital Corp. (SSI) a New York corporation, was incorporated on January 30, 1981. SSI originally had a November 30 year end and has changed its year end to December 31. This financial statement has been prepared for the one month transition period related to the change in fiscal year end. As of December 31, 1996 the Company was inactive other than it was attempting to locate a business combination candidate (see Note 2).

     (b) Use of Estimates
         ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Subsequent Event - Business Combination
    ---------------------------------------

     Effective May 1, 1997 SSI and Oralabs, Inc. (ORALABS) completed a business combination whereby ORALABS became a wholly-owned subsidiary of SSI. Prior to the business combination, SSI had 1,749,541 shares of common stock outstanding. An additional 250,000 shares were issued to the two largest shareholders of SSI and one additional individual upon closing the business combination. Effective January 1, 1997 ORALABS issued shares of its common stock to two individuals for services which were exchanged for 680,000

                                SSI CAPITAL CORP.
                                -----------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

(2) Subsequent Event - Business Combination, Continued
    --------------------------------------------------

     shares of SSI on May 1, 1997. Also on May 1, 1997, 14,917,399 shares of SSI were issued for the ownership of ORALABS. As a result of those transactions, ORALABS became a wholly-owned subsidiary of SSI. Since the former controlling shareholders of ORALABS own approximately 85% of SSI after the business combination, the transaction has been accounted for as a reverse acquisition. The net monetary assets of SSI at the time of the reverse acquisition of approximately $161,849 have been accounted for as issuance of stock and additional paid-in capital.

                                  EXHIBIT LIST

Exhibit
  No.          Description
  ---          -----------

3.1 (i)(1)     Articles of Incorporation
3.1(ii)(2)     Amended and Restated Bylaws
4(2)           Specimen Certificate for Common Stock
10.1(2)        1997 Stock Plan
10.2(2)        1997 Non-Employee Directors' Option Plan
10.3(3)        Amended and restated  Employment  Agreement Between the Company's
                 Subsidiary and Gary Schlatter
10.4(2)        Stock Option Grant to Michael Friess
10.5(2)        Lease  Agreement  Between  the  Company's   Subsidiary  and  Gary
                 Schlatter
10.6(2)        Sublease  Agreement  Between the Company's  Subsidiary and Modern
                 Plastics, Inc.
10.7(2)        Employment  Agreement Between the Company's  Subsidiary and Allen
                 R. Goldstone, with accompanying termination agreement
10.8(2)        Employment Agreement Between the Company's Subsidiary and Sanford
                 Schwartz, with accompanying termination agreement
10.9(4)        Merger Agreement and Plan of Reorganization Between the Company's
                 Subsidiary, SSI Capital Corp., Oralmerge, Inc., et al.
10.10          No statement  re:  computation of per share  earnings is required since such computation can be clearly determined from the material contained in this Annual Report on Form 10-K.
21(2)          List of subsidiaries of the Company
23.1(2)        Consent of Independent Accountants
27.1(2)        Financial   Data   Schedule  for  OraLabs   Holding   Corp.   and
                 Consolidated Subsidiaries
27.2(2)        Financial Data Schedule for SSI Capital Corp. (December 1996)

--------------

(1) Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
(2)  Filed herewith.
(3) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
(4) Incorporated herein by reference to Exhibit A of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.