Form 10QSB
period 1998-03-31
ORALABS HOLDING CORP
filed 1998-05-15
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended: March 31, 1998
                                        --------------
or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the transition period from                   to
                                       -----------------     -----------------

Commission File Number:    000-23039
                           ---------

                              ORALABS HOLDING CORP.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Colorado                                  14-1623047
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)





           2901 South Tejon, Englewood, Colorado            80110
           -------------------------------------           --------
          (Address of principal executive offices)        (Zip Code)
                        80110

                                 (303) 783-9499
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           |X|  Yes            |_|  No


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                            |X|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 1, 1998, Issuer had 9,123,555 shares of common stock, $.001 Par Value, outstanding.

         Transitional Small Business Disclosure Format (check one)
                            |_|  Yes            |X|  No

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.     Financial Information

  Item 1.   Financial Statements

               Consolidated Balance Sheets as of March 31, 1998
                 (Unaudited) and December 31, 1997.......................2

               Consolidated Statements of Income Three Months Ended
                 March 31, 1998 and March 31, 1997 (Unaudited)...........3

               Consolidated Statement of Changes in Stockholders
                 Equity from December 31, 1997 through March 31,
                 1998 (Unaudited)........................................4

               Consolidated Statements of Cash Flows, Three Months
                 Ended March 31, 1998 and March 31, 1997 (Unaudited).....5

               Notes to Consolidated Financial Statements................6

  Item 2.      Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations....................8

Part II.       Other Information.........................................10

Exhibit Index ...........................................................12

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                          March 31   December 31
                                                            1998         1997
                                                         ----------  -----------
Current Assets
         Cash in bank                                    $1,264,483   $1,023,598
         Inventory                                          780,426      599,270
         Accounts receivable, net of allowance
           for doubtful accounts                            562,176      686,668
         Other current assets                               140,496      159,679
                                                         ----------   ----------
           Total Current Assets                           2,747,581    2,469,215

Property and equipment, net of accumulated
  depreciation                                              224,403      214,732
                                                         ----------   ----------

Total Assets                                             $2,971,984   $2,683,947
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses           $  596,327   $  556,865
         Income taxes payable                               126,910      119,586
                                                         ----------   ----------
           Total Current Liabilities                        723,237      676,451
                                                         ----------   ----------

Stockholders' Equity:
         Preferred stock - $.01 par value
          1,000,000 shares authorized
          none issued and outstanding                          --           --
         Common stock - $.001 par value,
          100,000,000 shares authorized;
          9,123,555 shares issued and
           outstanding                                        9,124        9,124
         Additional paid-in capital                       1,134,427    1,134,427
         Retained earnings                                1,105,196      863,945
                                                         ----------   ----------
           Total Stockholders' Equity                     2,248,747    2,007,496
                                                         ----------   ----------

Total Liabilities and Stockholders' Equity               $2,971,984   $2,683,947
                                                         ==========   ==========

     The accompanying notes are an integral part of the financial statements

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        1998            1997
                                                    -----------     ------------
Revenue:
      Sales                                          $1,808,643       $1,719,262
      Cost of sales                                     935,003          671,451
                                                     ----------       ----------
         Gross Profit                                   873,640        1,047,811
                                                     ----------       ----------

Operating Expenses
      Salaries                                          178,683          372,144
      Bad debts                                           9,043            8,596
      Rent                                               28,750           16,500
      Commissions                                        40,496           72,671
      Research and development                           38,202            1,928
      Depreciation                                       15,665           10,490
      Other operating expenses                          211,741          160,432
                                                     ----------       ----------
        Total Operating Expenses                        522,580          642,761
                                                     ----------       ----------

Net Operating Income                                    351,060          405,050
                                                     ----------       ----------

Other Income
      Interest income                                    14,515            4,784
                                                     ----------       ----------
         Total Other Income                              14,515            4,784
                                                     ----------       ----------

Net Income before taxes                                 365,575          409,834

Provision for Income taxes                              124,324             --
                                                     ----------       ----------

Net Income                                           $  241,251       $  409,834
                                                     ==========       ==========

Net Income per Common Share                          $      .03       $      .05
                                                     ==========       ==========

Weighted Average Shares Outstanding                   9,123,555        7,798,784
                                                     ==========       ==========



    The accompanying notes are an integral part of the financial statements.

                                            ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               From December 31, 1997 through March 31, 1998
                                                                (Unaudited)



                                                                                   Additional
                                Preferred Stock             Common Stock             Paid-in      Retained
                              No./Shares    Amount     No./Shares      Amount        Capital      Earnings       Total
                              ----------    ------     ----------      ------        -------      --------       -----

Balance at December 31, 1997        --    $    --       9,123,555    $    9,124    $1,134,427    $  863,945    $2,007,496
Net income for the Three
month period ended March 31,
1998                                --         --            --            --            --         241,251       241,251
                                 -----    ---------    ----------    ----------    ----------    ----------    ----------
                                                                                                                    1998
Balance at March 31, 1998           --    $    --       9,123,555    $    9,124    $1,134,427    $1,105,196    $2,248,747
                                 =====    =========    ==========    ==========    ==========    ==========    ==========










                                   The accompanying notes are an integral part of the financial statements.

                                                                     4

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months      Three Months
                                                     Ended              Ended
                                                   March 31,           March 31,
                                                      1998               1997
                                                  ------------      ------------
Cash Flows from Operating Activities:
      Net income                                   $   241,251      $   409,834
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                   15,665           10,490
         Increase (decrease) in accounts
          payable and accrued expenses                  39,463          (93,828)
         (Increase) decrease in accounts
          receivable                                   124,492         (144,620)
         Decrease (increase) in inventory             (181,156)         121,391
         Other, net                                     26,506          (67,131)
                                                   -----------      -----------


Net Cash Provided by Operating
 Activities                                            266,221          236,136
                                                   -----------      -----------


Cash Flows from Investing Activities:
      (Acquisitions) of property and
       equipment                                       (25,336)         (19,692)
                                                   -----------      -----------


      Net Cash Provided by (Used in)
       Investing Activities                            (25,336)         (19,692)
                                                   -----------      -----------


Cash Flows from Financing Activities                      --               --
                                                   -----------      -----------


Increase in cash                                       240,885          216,444

Cash, Beginning of Period                            1,023,598          120,399
                                                   -----------      -----------


Cash, End of Period                                $ 1,264,483      $   336,843
                                                   ===========      ===========


Interest Paid                                      $      --        $      --
                                                   ===========      ===========


Income Taxes Paid                                  $   117,000      $      --
                                                   ===========      ===========





    The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

(1)      Organization
         ------------

          Oralabs Holding Corp. (OHC) a Colorado corporation was formed during June 1997. SSI Capital Corp. (SSI) a New York corporation was incorporated on January 30, 1981. In 1996, SSI had a November 30 year end but in 1997 it was changed to a December 31 year end. Effective August 22, 1997, SSI was merged into Oralabs Holding Corp. and the outstanding shares of SSI were converted to shares of Oralabs Holding Corp. on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

          Oralabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly-owned subsidiary of OHC.

          OL Sub Corp, a Colorado corporation was incorporated on October 23, 1997. As of March 31, 1998 this corporation was inactive.

          The consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. since inception (see Note 3). All intercompany accounts and transactions have been eliminated.

(2)      Unaudited Statements
         --------------------

          The balance sheet as of March 31, 1998, the statements of income and the statements of cash flows for the three month periods ended March 31, 1998 and March 31, 1997 and the statement of changes in stockholders' equity for the three month period ended March 31, 1998 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

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

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended March 31, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

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

Results of Operations.
----------------------

For the period ending March 31, 1998 as compared with the period ending March 31, 1997.

     Gross profit decreased by $174,000. This is predominantly attributable to the start up cost for introduction of a new mouthwash line introduced during the quarter as well as additional expenses for product promotions undertaken during the quarter.

     Salaries decreased by $193,000. This was the result of a non-recurring event by which stock was issued to two employees of OraLabs, Inc. for services in the areas of human resources and investor relations in preparation for the Company's entry into the public marketplace. The accrual for the period ended March 31, 1997 was in the amount of $255,000 (the balance of the accrual in the amount of $85,000 occurred in the quarter ended June 30, 1997). The reduction in salaries reflected in the comparison of the two quarters was partially offset by salaries paid for additional staffing in sales and engineering in the amount of $62,000.

     Rent increased by $12,000. This was the result of additional rent incurred to lease a second warehouse facility and a one-time adjustment in the timing of the accrual to rent owed for the headquarters facility.

     Commissions decreased by $32,000 as a result of increased in-house sales.

     Research and development increased by $36,000. This was the result of marketing research for a proposed line of vitamin and nutritional supplements.

     Other Operating Expenses increased by $51,000. This was primarily the result of increased legal fees related to public compliance work, the hiring of consultants for the marketing of vitamin supplements and travel abroad to expand international business.

     Income taxes increased by $124,000. This was the result of OraLabs, Inc. having no corporate tax obligations until May 1, 1997 (corporate net income was passed through to its stockholders through April 30, 1997), as it was an S Corporation until that date.

Liquidity and Capital Resources.
--------------------------------

Balance Sheet as of March 31, 1998 Compared to December 31, 1997
----------------------------------------------------------------

     Cash increased $241,000 as a result of additional cash from operations during the quarter.

     Inventory increased by $181,000. This is a result of expanded product lines creating a need for a broader based raw materials inventory.

     Accounts receivable decreased by $124,000. This was the result of reduced sales due to seasonal fluctuations in sales of cough and cold products.

     Retained earnings increased $241,000 as a result of net income from operations.

Trends.
-------

     The Company has been broadening its product base by capitalizing on management's research and development abilities, while utilizing existing packaging components and manufacturing technology of the Company. This broadened product base has given the Company more stability in the market place by making the Company less reliant on any individual product. The broadened product base has expanded the Company's customer base and helped to increase business with existing customers. In addition to a broadened product base, the Company has established new markets for its products, such as mass retailers and drugstores, rather than being primarily focused on convenience stores. The Company expects this trend to continue, although sales to convenience stores remain an important part of the Company's sales strategy.

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

                           PART II - OTHER INFORMATION


Item No. 1.                         Legal Proceedings.  None.
                                    ------------------

Item No. 2.                         Changes in Securities.  None.
                                    ----------------------

Item No. 3.                         Defaults Upon Senior Securities.  None.
                                    --------------------------------

Item No. 4                          Submission of Matters to a Vote of
                                    Security Holders.     None.
                                    -----------------

Item No. 5.                         Other Information.  None.
                                    ------------------

Item No. 6.                         Exhibits and Reports on Form 8-K.
                                    ---------------------------------

(a)

         (27)                       Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter reported upon in this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORALABS HOLDING CORP.



                                        By:  /s/ Gary Schlatter
                                            ------------------------------------
                                                 Gary Schlatter, President



                                        By:  /s/ Emile Jordan
                                             -----------------------------------
                                                 Emile Jordan, Chief Financial
                                                 Officer

DATED:    May 15, 1998.

                                  EXHIBIT INDEX


     (27) Financial Data Schedule (filed herewith)