Form 10QSB/A
period 1998-03-31
ORALABS HOLDING CORP
filed 1998-05-20
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                            | |  Yes            | |  No

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

               Consolidated Statements of Cash Flows, Three Months
                 Ended March 31, 1998 and March 31, 1997 (Unaudited).....5

               Notes to Consolidated Financial Statements................6

  Item 2.      Management's Discussion and Analysis of Financial
                 Conditions and Results of Operations....................9

Part II.       Other Information.........................................11

Exhibit Index ...........................................................13

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
                                                         ==========   ==========

     The accompanying notes are an integral part of the financial statements

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      March 31,       March 31,
                                                        1998            1997
                                                    -----------     ------------
Revenue:
      Sales                                          $1,808,643       $1,719,262
      Cost of sales                                     935,003          671,451
                                                     ----------       ----------
         Gross Profit                                   873,640        1,047,811
                                                     ----------       ----------

Operating Expenses
      Salaries                                          178,683          372,144
      Bad debts                                           9,043            8,596
      Rent                                               28,750           16,500
      Commissions                                        40,496           72,671
      Research and development                           38,202            1,928
      Depreciation                                       15,665           10,490
      Other operating expenses                          211,741          160,432
                                                     ----------       ----------
        Total Operating Expenses                        522,580          642,761
                                                     ----------       ----------

Net Operating Income                                    351,060          405,050
                                                     ----------       ----------

Other Income
      Interest income                                    14,515            4,784
                                                     ----------       ----------
         Total Other Income                              14,515            4,784
                                                     ----------       ----------

Net Income before taxes                                 365,575          409,834

Provision for Income taxes                              124,324             --
                                                     ----------       ----------

Net Income                                           $  241,251       $  409,834
                                                     ==========       ==========

Net Income per Common Share                          $      .03       $      .05
                                                     ==========       ==========

Weighted Average Shares Outstanding                   9,123,555        7,798,784
                                                     ==========       ==========

Diluted Income per Share                             $      .03       $      .05
                                                     ==========       ==========

Diluted Weighted Average Shares Outstanding           9,498,555        7,798,784
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

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997
               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES

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

(5)      Income Per Share Information
         ----------------------------

          Basic income per share was computed using the weighted average shares outstanding for the respective periods. Diluted income per share for the three month period ended March 31, 1998 was computed giving effect to the 500,000 options outstanding exercisable at $1.00 per share, with an approximate market value of $4.00 per share, summarized as follows:

                 For the Three Month Period Ended March 31, 1998
                 -----------------------------------------------

                                     Income           Shares         Per Share
                                   (Numerator)     (Denominator)       Amount
                                   -----------     -------------     ---------
   Basic Income per Share:

     Income available to
      Common Stockholders            $241,251        9,123,555       $    .03

   Effect of Dilutive
    Securities:

     Options                                -          375,000
                                     --------        ---------

   Diluted Income Per Share:

     Income available to
     Common Stockholders              $241,251        9,498,555       $    .03
                                      ========        =========       ========

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1998 and 1997

(5)      Income Per Share Information, Continued
         ---------------------------------------

          The computation of the dilutive shares added to the denominator according to the provisions of the Financial Accounting Standards Board Statement #128 is summarized as follows:

                    Assumed approximate market value per share of $4.00, less exercise price of $1.00 per share, equals $3.00 per share, divided by $4.00 per share times 500,000, the number of options outstanding, equals 375,000 shares.

          Since the options were granted subsequent to March 31, 1997, there were no dilutive securities outstanding at March 31, 1997, and therefore, basic and diluted income per share computations were identical.

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

                                        ORALABS HOLDING CORP.



                                        By:  /s/ Gary Schlatter
                                            ------------------------------------
                                                 Gary Schlatter, President



                                        By:  /s/ Emile Jordan
                                             -----------------------------------
                                                 Emile Jordan, Chief Financial
                                                 Officer

DATED:    May 19, 1998.

                                  EXHIBIT INDEX


     (27) Financial Data Schedule (filed herewith)