Form 10QSB
period 1998-06-30
ORALABS HOLDING CORP
filed 1998-08-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

        For the quarterly period ended:   June 30, 1998

        or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                     to
                               --------------------    ----------------------


Commission File Number:             000-23039
                            ------------------------

                              ORALABS HOLDING CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                   14-1623047
 -------------------------------                     ------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


2901 South Tejon, Englewood, Colorado                       80110
-------------------------------------                       -----
(Address of principal executive offices)                  Zip Code


                                 (303) 783-9499
                                 --------------
                           (Issuer's telephone number)

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

                           |_|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30 , 1998 Issuer had 9,123,555 shares of common stock, $.001 Par Value, outstanding.

     Transitional Small Business Disclosure Format (check one)
                           |_|  Yes            |X|  No

                                      INDEX
                                      -----


                                                                         Page
                                                                        Number
                                                                        ------

Part I.  Financial Information

Item I.  Financial Statements

               Consolidated Balance Sheets as of June 30,
                  1998 (Unaudited) and December 31, 1997                  2

               Consolidated Statements of Income Three
                  Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)                               3

               Consolidated Statements of Income Six
                  Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)                               4

               Consolidated Statement of Changes in Stock-
                  holders' Equity from December 31, 1997
                   through June 30, 1998 (Unaudited)                      5

               Consolidated Statements of Cash Flows,
                  Three Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)                               6

               Consolidated Statements of Cash Flows,
                  Six Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)                               7

             Notes to Consolidated Financial Statements                   8

Item 2.       Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                               11

Part II.  Other Information                                              14

Exhibit Index                                                            15

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,   December 31,
                                                           1998         1997
                                                        ----------  ------------
Current Assets
         Cash in bank                                   $  610,841    $1,023,598
         Inventory                                       1,339,811       599,270
         Accounts receivable, net of allowance
           for doubtful accounts                           655,475       686,668
         Other current assets                              146,646       159,679
                                                        ----------    ----------
           Total Current Assets                          2,752,773     2,469,215

Property and equipment, net of accumulated
  depreciation                                             290,130       214,732
                                                        ----------    ----------

Total Assets                                            $3,042,903    $2,683,947
                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses          $  503,531    $  556,865
         Income taxes payable                               49,862       119,586
                                                        ----------    ----------
           Total Current Liabilities                       553,393       676,451
                                                        ----------    ----------

Stockholders' Equity:
         Preferred stock - $.01 par value
          1,000,000 shares authorized
          none issued and outstanding                         --            --
         Common stock - $.001 par value,
          25,000,000 shares authorized;
          9,123,555 shares issued and
           outstanding                                       9,124         9,124
         Additional paid-in capital                      1,134,427     1,134,427
         Retained earnings                               1,345,959       863,945
                                                        ----------    ----------
           Total Stockholders' Equity                    2,489,510     2,007,496
                                                        ----------    ----------

Total Liabilities and Stockholders' Equity              $3,042,903    $2,683,947
                                                        ==========    ==========




The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months    Three Months
                                                  Ended June 30,  Ended June 30,
                                                  1998            1997
                                                  --------------  --------------
Revenue:
      Sales                                          $1,778,319       $1,213,095
      Cost of sales                                     810,348          540,689
                                                     ----------       ----------
         Gross Profit                                   967,971          672,406
                                                     ----------       ----------

Operating Expenses
      Salaries                                          194,039          144,725
      Stock issued for services                            --             85,000
      Bad debts                                           8,511            6,065
      Rent                                               34,500           16,500
      Commissions                                        54,422           50,835
      Research and development                            3,968            3,757
      Depreciation                                       16,499           11,193
      Other operating expenses                          300,501          188,331
                                                     ----------       ----------
        Total Operating Expenses                        612,440          506,406
                                                     ----------       ----------

Net Operating Income                                    355,531          166,000
                                                     ----------       ----------

Other Income
      Interest and other income                           9,263            7,329
                                                     ----------       ----------
         Total Other Income                               9,263            7,329
                                                     ----------       ----------

Net Income before taxes                                 364,794          173,329

Provision for Income taxes                              124,030          123,576
                                                     ----------       ----------

Net Income                                           $  240,764       $   49,753
                                                     ==========       ==========

Basic Income per Common Share                        $      .03       $      .01
                                                     ==========       ==========

Weighted Average Shares Outstanding                   9,123,555        8,379,835
                                                     ==========       ==========


Diluted Income per Share                             $      .03       $      .01
                                                     ==========       ==========

Diluted Weighted Average Shares
 Outstanding                                          9,519,374        8,379,835
                                                     ==========       ==========


The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                    Six Months     Six Months
                                                    Ended          Ended
                                                    June 30, 1998  June 30, 1997
                                                    -------------  -------------
Revenue:
      Sales                                          $3,586,962       $2,932,357
      Cost of sales                                   1,745,352        1,212,141
                                                     ----------       ----------
         Gross Profit                                 1,841,610        1,720,216
                                                     ----------       ----------

Operating Expenses
      Salaries                                          372,722          261,869
      Stock issued for services                            --            340,000
      Bad debts                                          17,554           14,662
      Rent                                               63,250           33,000
      Commissions                                        94,918          123,506
      Research and development                           42,170            5,685
      Depreciation                                       32,164           21,683
      Other operating expenses                          512,242          348,761
                                                     ----------       ----------
        Total Operating Expenses                      1,135,020        1,149,166
                                                     ----------       ----------

Net Operating Income                                    706,590          571,050
                                                     ----------       ----------

Other Income
      Interest and other income                          23,778           12,113
                                                     ----------       ----------
         Total Other Income                              23,778           12,113
                                                     ----------       ----------

Net Income before taxes                                 730,368          583,163

Provision for Income taxes                              248,354          123,576
                                                     ----------       ----------

Net Income                                           $  482,014       $  459,587
                                                     ==========       ==========

Basic Income per Common Share                        $      .05       $      .06
                                                     ==========       ==========

Weighted Average Shares Outstanding                   9,123,555        8,130,777
                                                     ==========       ==========


Diluted Income per Share                             $      .05       $      .06
                                                     ==========       ==========

Diluted Weighted Average Shares
 Outstanding                                          9,519,374        8,130,777
                                                     ==========       ==========


The accompanying notes are an integral part of the financial statements.




                                        ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
                                        ---------------------------------------------------

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                            From December 31, 1997 through June 30, 1998
                                                            (Unaudited)



                                                                                           Additional
                                     Preferred        Stock            Common Stock         Paid-in         Retained
                                    No./Shares       Amount        No./Shares    Amount     Capital         Earnings        Total
                                    ----------       ------        ----------    ------     -------         --------        -----
Balance at December 31, 1997            -            $      -       9,123,555   $ 9,124    $1,134,427      $  863,945     $2,007,496
Net income for the Six month
period ended June 30, 1998              -                   -              -          -             -         482,014        482,014
Balance at March 31, 1998               -            $      -      9,123,555    $ 9,124    $1,134,427      $1,345,959     $2,489,510
                                                     ========                   =======    ==========      ==========     ==========







The accompanying notes are an integral part of the financial statements.






               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months   Three Months
                                                   Ended June 30, Ended June 30,
                                                      1998            1997
                                                   -------------  --------------

Cash Flows from Operating Activities:
      Net income                                   $   240,764      $    49,753
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                   16,499           11,193
         Increase (decrease) in accounts
          payable and accrued expenses                 (92,798)          89,084
         (Increase) decrease in accounts
          receivable                                   (93,298)         151,635
         (Increase) in inventory                      (559,385)         (52,701)
         Stock issued for services                        --             85,000
         Other, net                                    (83,198)         (26,244)
                                                   -----------      -----------


Net Cash Provided by Operating
 Activities                                           (571,416)         307,720
                                                   -----------      -----------


Cash Flows from Investing Activities:
      (Acquisitions) of property and
       equipment                                       (82,226)          (2,348)
                                                   -----------      -----------

      Net Cash Provided by (Used in)
       Investing Activities                            (82,226)          (2,348)
                                                   -----------      -----------

Cash Flows from Financing Activities:
      Dividend paid                                       --           (400,000)
      Common stock issued                                 --            514,609
                                                   -----------      -----------
      Net Cash Provided by Financing
       Activities                                         --            114,609
                                                   -----------      -----------

Increase in cash                                      (653,642)         419,981

Cash, Beginning of Period                            1,264,483          336,843
                                                   -----------      -----------

Cash, End of Period                                $   610,841      $   756,824
                                                   ===========      ===========


Interest Paid                                      $      --        $      --
                                                   ===========      ===========

Income Taxes Paid                                  $   117,000      $      --
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

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months      Six Months
                                                   Ended           Ended
                                                   June 30,1998    June 30, 1997
                                                   ------------    -------------
Cash Flows from Operating Activities:
      Net income                                   $   482,014      $   459,587
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                   32,164           21,683
          (Decrease)in accounts
             payable and accrued expenses              (53,335)          (4,743)

           Decrease in accounts
             receivable                                 31,194            7,015
         Decrease (increase) in inventory             (740,541)          68,690
         Stock issued for services                        --            340,000
         Other, net                                    (56,691)         (33,233)
                                                   -----------      -----------


Net Cash Provided by Operating
 Activities                                           (305,195)         858,999
                                                   -----------      -----------

Cash Flows from Investing Activities:
      (Acquisitions) of property and
       equipment                                      (107,562)         (22,040)
                                                   -----------      -----------

      Net Cash Provided by (Used in)
       Investing Activities                           (107,562)         (22,040)
                                                   -----------      -----------

Cash Flows from Financing Activities:

      Dividends paid                                      --           (715,143)
      Common stock issued                                 --            514,609
                                                   -----------      -----------
      Net Cash Flows from Financing
       Activities                                         --           (200,534)
                                                   -----------      -----------

Increase (Decrease) in cash                           (412,757)         636,425

Cash, Beginning of Period                            1,023,598          120,399
                                                   -----------      -----------


Cash, End of Period                                $   610,841      $   756,824
                                                   ===========      ===========


Interest Paid                                       $     --        $      --
                                                   ===========      ===========

Income Taxes Paid                                  $   318,078      $      --
                                                   ===========      ===========




The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

(1) Organization
    ------------

     Oralabs Holding Corp. (OHC) a Colorado corporation was formed during June 1997. SSI Capital Corp. (SSI) a New York corporation was incorporated on January 30, 1981. In 1996, SSI had a November 30 yearend but in 1997 it was changed to a December 31 yearend. Effective August 22, 1997, SSI was merged into Oralabs Holding Corp. and the outstanding shares of SSI were converted to shares of Oralabs Holding Corp. on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

     Oralabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of OHC.

     OL Sub Corp, a Colorado corporation was incorporated on October 23, 1997. As of June 30, 1998 this corporation was inactive.

     The consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. since inception (see Note 3). All intercompany accounts and transactions have been eliminated.

(2) Unaudited Statements
    --------------------

     The balance sheet as of June 30, 1998, the statements of income and the statements of cash flows for the three and six month periods ended June 30, 1998 and June 30, 1997 and the statement of changes in stockholders' equity for the six month period ended June 30, 1998 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented, have been made.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

(3) Business Combination
    --------------------

     Effective May 1, 1997 SSI and ORALABS completed a business combination whereby ORALABS became a wholly owned subsidiary of SSI. The transaction has been accounted for as a reverse acquisition. The net monetary assets of SSI at the time of the reverse acquisition of approximately $161,849 have been accounted for as issuance of stock and additional paid-in capital.

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

(5) Income Per Share Information
    ----------------------------

     Basic income per share was computed using the weighted average shares outstanding for the respective periods. Diluted income per share for the three and six month periods ended June 30, 1998 was computed giving effect to the 505,000 options outstanding exercisable at $1.00 per share, with an approximate market value of $4.625 per share(as of August 4, 1998), summarized as follows:

                 For the Three Month Period Ended June 30, 1998
                 ----------------------------------------------

                                        Income            Shares       Per Share
                                      (Numerator)      (Denominator)     Amount
         Basic Income per Share:

           Income available to
            Common Stockholders          $240,764       9,123,555       $   .03

         Effect of Dilutive
          Securities:

           Options                              -         395,819
                                         --------       ---------

         Diluted Income Per Share:

           Income available to
            Common Stockholders          $240,764       9,519,374         $ .03
                                        =========       =========         -----

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1998 and 1997

(5) Income Per Share Information, Continued
    ---------------------------------------


                  For the Six Month Period Ended June 30, 1998
                  --------------------------------------------

                                       Income            Shares        Per Share
                                      (Numerator)     (Denominator)      Amount
                                      -----------     -------------      ------
         Basic Income per Share:

           Income available to
            Common Stockholders        $480,967         9,123,555       $    .05

         Effect of Dilutive
          Securities:

           Options                            -           395,819
                                       --------         ---------

         Diluted Income Per Share:

           Income available to
            Common Stockholders        $480,967         9,519,374       $    .05
                                       ========         =========       --------


     The computation of the dilutive shares added to the denominator according to the provisions of the Financial Accounting Standards Board Statement #128 is summarized as follows:

          Assumed approximate market value per share of $4.625(as of August 4, 1998), less exercise price of $1.00 per share, divided by $4.625 per share times 505,000, the number of options outstanding, equals 395,819 shares.

     Since the options were granted subsequent to June 30 1997, there were no dilutive securities outstanding at June 30, 1997, and therefore, basic and diluted income per share computations was identical.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company relates to the three (3) and six (6) months ended June 30, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

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

Results of Operations.
----------------------

For the six months ending June 30, 1998 as compared with the six months ending June 30, 1997.
--------------------------------------------------------------------------------

Sales increased $654,605, 22%. We attribute this to both additional income generated from a management service contract for the marketing and distributing of products not manufactured in-house and growth in export sales.

Gross profit increased $121,394, 7%. We attribute this to the additional sales.

Salaries decreased $229,147, 38%. We attribute this to a non-recurring event in which 340,000 shares of stock, valued at $340,000, was issued on January 1, 1997 to two employees of OraLabs, Inc. for services in areas of human resources and investor relations for the preparation for the company's entry into the public marketplace. The aforementioned transaction was accrued exclusively in the first and second quarters of 1997. The reduction in salaries reflected in the comparison of the two quarters was partially offset by salaries paid for additional staffing in sales and engineering as well as increased pay to administration of $110,853.

Rent increased $30,250, 92%. This was the result of additional rent incurred to lease a second warehouse facility and a one-time adjustment in the timing of the accrual to rent owed for the headquarters facility.

Commissions decreased by $28,588, 23%. We attribute this to increased in-house sales predominately in the first quarter of 1998.

Research & Development increased $36,484, 642%. We attribute this to marketing research of VitaSpray(TM) predominately in the first quarter of 1998.

Other Operating Expenses increased by $163,481, 47%. We attribute this primarily to increased legal fees related to public compliance work, the hiring of consultants for the marketing of nutritional supplements and travel abroad to expand international business.

Provision for Income taxes increased $124,778, 101%. We attribute this to OraLabs, Inc. having no corporate tax obligations until May 1, 1997 (corporate net income was passed through to its stockholders through April 30, 1997), as it was an S Corporation until that date.

For the three months ending June 30, 1998 as compared with the three months ending June 30, 1997.

Sales increased $565,224, 47%. We attribute this to both additional income generated from a management service contract for the marketing and distributing of products not manufactured in-house and growth in export sales.

Gross profit increased $295,565, 44%. We attribute this to the aforementioned additional sales.

Salaries decreased $35,686, 16%. We attribute this to a non-recurring event in which 340,000 shares of stock, valued at $340,000, was issued on January 1, 1997 to two employees of OraLabs, Inc. for services in areas of human resources and investor relations for the preparation for the company's entry into the public marketplace. The aforementioned transaction was accrued exclusively in the first and second quarters of 1997, with $85,000 accrued in the second quarter. The reduction in salaries was partially offset by salaries paid for additional staffing in sales and engineering as well as increased pay to administration for $49,314.

Rent increased $18,000, 109%. This was the result of additional rent incurred to lease a second warehouse facility and a one-time adjustment in the timing of the accrual to rent owed for the headquarters facility.

Other Operating Expenses increased by $112,170, 60%. We attribute this primarily to increased legal fees related to public compliance work, the hiring of consultants for the marketing of nutritional supplements and travel abroad to expand international business.


Liquidity and Capital Resources.
--------------------------------

Balance Sheet as of June 30, 1998 compared to  December 31, 1997
----------------------------------------------------------------

Cash decreased $412,757. We attribute this, after increased cash from earnings, to increased inventory to support launch of a nutritional supplements line.

Inventory increased $740,541. We attribute this to increased inventory to support launch of a nutritional supplements line and to significant returns of cough and cold products from a new customer.

Retained earnings increased $482,014. We attribute this to increased revenue from operations.

Trends
------

OraLabs' third and fourth quarters are expected to show continued growth with the addition of nutritional supplement sales and the company's new relationship with the 3,500 store General Nutrition Centers, as announced in a press release on August 4, 1998. The Company has chosen to pursue a nutritional supplement business in place of initiating a line of spray vitamins, VitaSpray(TM), which the company determined to be inappropriate at this time. OraLabs purchased inventory and incurred other operating expenses in the second quarter to initiate its line of nutritional supplements.

OraLabs' core business of breath fresheners and lip balms remains strong as the company heads into the second half of 1998. Ice Drops(R) sour drops have proven to be a successful product launch through the test marketing stage. Based on this success, the company plans to expand market penetration. The company's lip balms business continues to expand with the addition of a new major customer, Kmart, which has added three different OraLabs' products to its stores. Also, additional lip balm sales are being generated through a number of new private label customers.


The Company has been broadening its product base by capitalizing on management's research and development abilities, while utilizing existing packaging components and manufacturing technology of the Company. This broadened product base has given the Company more stability in the market place by making the Company less reliant on any individual product. The broadened product base has expanded the Company's customer base and helped to increase business with existing customers. In addition to a broadened product base, the Company has established new markets for its products, such as mass retailers and drugstores, rather than being primarily focused on convenience stores. The Company expects this trend to continue, although sales to convenience stores remain an important part of the Company's sales strategy. The expenses have preceded our anticipated growth. We expect our operating expenses to have little change during our new level of anticipated sales over the next six months.


Impact of Inflation
-------------------

         The Company's financial condition has not been affected by the modest inflation of the recent past. The Company's revenues have not been materially effected by inflation in part because the Company's products have been primarily very low cost, impulse items (under $0.99 cents to consumers). To the extent that the Company's product line consists of higher priced items, the Company does not know how inflation will affect revenues, although the Company believes that sales of its higher priced products, to the extent such products are considered to be nutritional, or symptom oriented products, will not be materially affected by inflation. Inflation could increase operational cost of the company to an extent determined by such levels of inflation.

                           PART II - OTHER INFORMATION

Item No. 1.         Legal Proceedings.  None.
                    -----------------

Item No. 2.         Changes in Securities.  None.
                    ---------------------

Item No. 3.         Defaults Upon Senior Securities.  None.
                    -------------------------------

Item No. 4.         Submission of Matters to a Vote of Security Holders.  On May
                    29, 1998, the annual meeting of  stockholders of the Company
                    was  held  at  the  Company's   headquarters  in  Englewood,
                    Colorado.  The matters  voted upon at the  meeting  were the
                    election  of   directors   and  the   ratification   of  the
                    appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were re-elected by a vote of 8,104,407 shares in favor, no votes against and 160 abstentions. There were no broker nonvotes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending December
                    31, 1998, there were 8,104,246 votes in favor, 110 against and 211 abstentions. There were no broker nonvotes.

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

                                       ORALABS HOLDING CORP.



                                       By:  /s/  Gary Schlatter
                                            ------------------------------------
                                            Gary Schlatter, President



                                       By:  /s/  Emile Jordan
                                            ------------------------------------
                                           Emile Jordan, Chief Financial Officer

DATED:   August 14, 1998

EXHIBIT INDEX


(27)     Financial Data Schedule (filed herewith)