Form 10QSB
period 1998-09-30
ORALABS HOLDING CORP
filed 1998-11-16
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: September 30, 1998

     or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from                 to
                                    ----------------  ----------------


Commission File Number:  000-23039

                              ORALABS HOLDING CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                              14-1623047
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2901 South Tejon, Englewood, Colorado                              80110
-------------------------------------                              -----
(Address of principal executive offices)                        (Zip Code)


                                 (303) 783-9499
                           (Issuer's telephone number)


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

                               |_| Yes     |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30 , 1998 Issuer had 9,129,921 shares of common stock,
                         $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)   |_|  Yes   |X|  No

                                      INDEX
                                      -----

                                                                     Page
                                                                     Number
                                                                     ------

Part I.  Financial Information

Item I.               Financial Statements

          Consolidated Balance Sheets as of September 30,
             1998 (Unaudited) and December 31, 1997                    2

             Consolidated Statements of Income Three
               Months Ended September 30, 1998 and
                 September 30, 1997 (Unaudited)                        3

             Consolidated Statements of Income Nine
               Months Ended September 30, 1998 and
                  September 30, 1997 (Unaudited)                       4

           Consolidated Statement of Changes in Stock-
              holders'  Equity from  December 31, 1997
              through September 30, 1998 (Unaudited)                   5

             Consolidated Statements of Cash Flows,
            Three Months Ended September 30, 1998 and
                  September 30, 1997 (Unaudited)                       6

             Consolidated Statements of Cash Flows,
             Nine Months Ended September 30, 1998 and
                 September 30, 1997 (Unaudited)                        7

            Notes to Consolidated Financial Statements                 8

Item 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations             11

Part II.  Other Information                                            14


Exhibit Index                                                          15

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1998          1997
                                                         ----          ----
Current Assets
         Cash in bank                                 $  263,243    $1,023,598
         Inventory                                     1,745,416       599,270
         Accounts receivable, net of allowance
           for doubtful accounts                         762,229       686,668
         Other current assets                            145,372       159,679
                                                      ----------    ----------
           Total Current Assets                        2,916,260     2,469,215

Property and equipment, net of accumulated
  depreciation                                           396,369       214,732
                                                      ----------    ----------

Total Assets                                          $3,312,629    $2,683,947
                                                      ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses        $  583,980    $  556,865
         Income taxes payable                              3,093       119,586
                                                      ----------    ----------
           Total Current Liabilities                     587,073       676,451
                                                      ----------    ----------

Stockholders' Equity:
         Preferred stock - $.001 par value
          1,000,000 shares authorized
          none issued and outstanding                       --            --
         Common stock - $.001 par value,
          25,000,000 shares authorized;
          9,129,921 shares issued and
           outstanding                                     9,130         9,124
         Additional paid-in capital                    1,148,077     1,134,427
         Retained earnings                             1,568,349       863,945
                                                      ----------    ----------
           Total Stockholders' Equity                  2,725,556     2,007,496
                                                      ----------    ----------

Total Liabilities and Stockholders' Equity            $3,312,629    $2,683,947
                                                      ==========    ==========

The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months     Three Months
                                                 Ended Sept 30,   Ended Sept 30,
                                                      1998             1997
                                                      ----             ----

Revenue:
      Sales                                        $1,749,251       $1,491,647
      Cost of sales                                   811,209          675,794
                                                   ----------       ----------
         Gross Profit                                 938,042          815,853
                                                   ----------       ----------

Operating Expenses
      Salaries                                        232,781          145,039
      Bad debts                                         8,746            7,458
      Rent                                             49,500           16,500
      Commissions                                      32,986           36,701
      Research and development                          5,573            1,483
      Depreciation                                     17,733           11,607
      Other operating expenses                        266,429          202,326
                                                   ----------       ----------
        Total Operating Expenses                      613,748          421,114
                                                   ----------       ----------

Net Operating Income                                  324,294          394,739
                                                   ----------       ----------

Other Income
      Interest and other income                        12,660           10,235
                                                   ----------       ----------
         Total Other Income                            12,660           10,235
                                                   ----------       ----------

Net Income before taxes                               336,954          404,974

Provision for Income taxes                            114,564          158,744
                                                   ----------       ----------

Net Income                                         $  222,390       $  246,230
                                                   ==========       ==========

Basic Income per Common Share                      $      .02       $      .03
                                                   ==========       ==========

Weighted Average Shares Outstanding                 9,129,921        9,123,555
                                                   ==========       ==========


Diluted Income per Share                           $      .02       $      .03
                                                   ==========       ==========

Diluted Weighted Average Shares
 Outstanding                                        9,428,601        8,130,777
                                                   ==========       ==========


The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                            Nine Months Ended  Nine Months Ended
                                              Sept. 30, 1998     Sept. 30, 1997
                                              --------------     --------------

Revenue:
      Sales                                     $5,336,213         $4,424,004
      Cost of sales                              2,556,560          1,887,934
                                                ----------         ----------
         Gross Profit                            2,779,652          2,536,070
                                                ----------         ----------

Operating Expenses
      Salaries                                     605,503            406,907
      Stock issued for services                       --              340,000
      Bad debts                                     26,300             22,120
      Rent                                         112,750             49,500
      Commissions                                  127,905            160,207
      Research and development                      47,743              7,168
      Depreciation                                  49,896             33,290
      Other operating expenses                     778,671            551,089
                                                ----------         ----------
        Total Operating Expenses                 1,748,768          1,570,281
                                                ----------         ----------

Net Operating Income                             1,030,884            965,789
                                                ----------         ----------

Other Income
      Interest and other income                     36,438             22,348
                                                ----------         ----------
         Total Other Income                         36,438             22,348
                                                ----------         ----------

Net Income before taxes                          1,067,322            988,137

Provision for Income taxes                         362,918            282,320
                                                ----------         ----------

Net Income                                      $  704,404         $  705,817
                                                ==========         ==========

Basic Income per Common Share                   $      .08         $      .08
                                                ==========         ==========

Weighted Average Shares Outstanding              9,129,921          8,707,277
                                                ==========         ==========


Diluted Income per Share                        $      .07         $      .06
                                                ==========         ==========

Diluted Weighted Average Shares
 Outstanding                                     9,428,601          8,130,777
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


                                       ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
                                       ---------------------------------------------------

                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                       From December 31, 1997 through September 30, 1998
                                                         (Unaudited)



                                        Preferred      Stock             Common Stock         Additional
                                        ----------     -----       -----------------------     Paid-in       Retained
                                        No./Shares     Amount      No./Shares     Amount       Capital       Earnings        Total
                                        ----------     ------      ----------     ------       -------       --------        -----

Balance at December 31, 1997                --       $    --       9,123,555    $    9,124    $1,134,427    $  863,945    $2,007,496

Common stock issued for services
at $2.75 per share                          --            --           4,166             4        11,452          --          11,456

Stock options exercised at
$1.00 per share                             --            --           2,200             2         2,198          --           2,200

Net income for the Nine
month period ended
September 30, 1998                          --            --            --            --            --         704,404       704,404
                                        ---------    ---------    ----------    ----------    ----------    ----------    ----------

Balance at September 30, 1998               --       $    --       9,129,921    $    9,130    $1,148,077    $1,568,349    $2,725,556
                                        =========    =========    ==========    ==========    ==========    ==========    ==========






                              The accompanying notes are an integral part of the financial statements.





               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Three Months    Three Months
                                                  Ended Sept 30,  Ended Sept 30,
                                                       1998           1997
                                                       ----           ----

Cash Flows from Operating Activities:
      Net income                                     $ 222,390      $ 246,230
      Adjustments to reconcile net
       income to net cash used
       in operating activities
         Depreciation                                   17,733         11,607
         Increase (decrease) in accounts
          payable and accrued expenses                 (36,043)        39,051
         (Increase) in accounts receivable            (106,755)      (202,400)
         (Increase) in inventory                      (405,605)       (54,633)
         Stock issued for services                      11,456          --
         Other, net                                     70,997         (8,134)
                                                     ---------      ---------

Net Cash Provided by (Used in)
 Operating Activities                                 (225,827)        31,721
                                                     ---------      ---------

Cash Flows from Investing Activities:
      (Acquisitions) of property and
       equipment                                      (123,971)        (5,222)
                                                     ---------      ---------

      Net Cash (Used in) Investing
       Activities                                     (123,971)        (5,222)
                                                     ---------      ---------

Cash Flows from Financing Activities:
      Common stock issued                                2,200          --
                                                     ---------      ---------

      Net Cash Provided by Financing
       Activities                                        2,200          --
                                                     ---------      ---------

Increase (decrease) in cash                           (347,598)        26,499

Cash, Beginning of Period                              610,841        756,824
                                                     ---------      ---------

Cash, End of Period                                  $ 263,243      $ 783,323
                                                     =========      =========

Interest Paid                                        $    --        $    --
                                                     =========      =========

Income Taxes Paid                                    $ 161,333      $ 143,233
                                                     =========      =========



    The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Nine Months Ended  Nine Months Ended
                                              Sept 30, 1998      Sept 30, 1997
                                              -------------      -------------

Cash Flows from Operating Activities:
      Net income                               $   704,404        $   705,817
      Adjustments to reconcile net
       income to net cash used
       in operating activities
         Depreciation                               49,896             33,290
         Increase (decrease)in accounts
             payable and accrued expenses          (89,378)            34,308
         (Increase) in accounts
             receivable                            (75,561)          (195,385)
         Decrease (increase) in inventory       (1,146,146)            14,057
         Stock issued for services                  11,456            340,000
         Other, net                                 14,307            (41,367)
                                               -----------        -----------

Net Cash Provided by Operating
 Activities                                       (531,022)           890,720
                                               -----------        -----------

Cash Flows from Investing Activities:
      (Acquisitions) of property and
       equipment                                  (231,533)           (27,262)
                                               -----------        -----------

      Net Cash Provided by (Used in)
       Investing Activities                       (231,533)           (27,262)
                                               -----------        -----------

Cash Flows from Financing Activities:

      Dividends paid                                  --             (715,143)
      Common stock issued                            2,200           514,609
                                               -----------        -----------
      Net Cash Flows from Financing
       Activities                                    2,200          (200,534)
                                               -----------        -----------

Increase (Decrease) in cash                       (760,355)           662,924

Cash, Beginning of Period                        1,023,598            120,399
                                               -----------        -----------

Cash, End of Period                            $   263,243        $   783,323
                                               ===========        ===========

Interest Paid                                  $      --          $      --
                                               ===========        ===========

Income Taxes Paid                              $   479,411        $   143,233
                                               ===========        ===========



    The accompanying notes are an integral part of the financial statements.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

(1)  Organization

     Oralabs Holding Corp. (OHC or the "Company"), a Colorado corporation, was formed in June 1997. Effective August 22, 1997, SSI Capital Corp. (SSI) merged into Oralabs Holding Corp. and the outstanding shares of SSI were converted to shares of OHC on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

     Oralabs, Inc. (ORALABS), a Colorado corporation was formed in 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of OHC.

     OL Sub Corp, a Colorado corporation, was formed in October 1997. As of September 30, 1998, this wholly owned subsidiary of OHC was inactive.

     The consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. since inception (see Note 3). All intercompany accounts and transactions have been eliminated.

(2)  Unaudited Statements

     The balance sheet as of September 30, 1998, the statements of income and the statements of cash flows for the three and nine month periods ended September 30, 1998 and September 30, 1997 and the statement of changes in stockholders' equity for the nine month period ended September 30, 1998 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made.

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

(3)  Business Combination

     Effective May 1, 1997, SSI and ORALABS completed a business combination whereby ORALABS became a wholly owned subsidiary of SSI. The transaction has been accounted for as a reverse acquisition. The net monetary assets of SSI at the time of the reverse acquisition of approximately $161,849 have been accounted for as issuance of stock and additional paid-in capital.

(4)  Income Taxes

     Prior to completion of the business combination, ORALABS had elected to be taxed under Subchapter S of the Internal Revenue Code. The election was automatically terminated effective May 1, 1997. No provision for income taxes was recorded prior to May 1, 1997 since shareholders of ORALABS included the net income from the company on their personal returns and were responsible for the payment of the related income taxes.

(5)  Income Per Share Information

     Basic income per share was computed using the weighted average shares outstanding for the respective periods. Diluted income per share for the three and nine month periods ended September 30, 1998 was computed giving effect to the 497,800 dilutive options outstanding exercisable at $1.00 per share, with an approximate market value of $2.97 per share (as of September 30, 1998), summarized as follows:

               For the Three Month Period Ended September 30, 1998
               ---------------------------------------------------

                                         Income        Shares    Per Share
                                       (Numerator)  (Denominator)  Amount
                                       -----------  -------------  ------
            Basic Income per Share:

              Income available to
               Common Stockholders      $ 222,390     9,129,921   $   .02

            Effect of Dilutive
             Securities:

              Options                        --         330,191
                                        ---------     ---------

            Diluted Income Per Share:

              Income available to
               Common Stockholders      $ 222,390     9,460,112   $   .02
                                        ---------     ---------   -------

               ORALABS HOLDING CORP. AND CONSOLIDATED SUBSIDIARIES
               ---------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1998 and 1997

(5)  Income Per Share Information, Continued


               For the Nine Month Period Ended September 30, 1998
               --------------------------------------------------

                                         Income        Shares    Per Share
                                       (Numerator)  (Denominator)  Amount
                                       -----------  -------------  ------
            Basic Income per Share:

              Income available to
               Common Stockholders      $ 704,404     9,129,921   $   .08

            Effect of Dilutive
             Securities:

              Options                        --         330,191
                                        ---------     ---------

            Diluted Income Per Share:

              Income available to
               Common Stockholders      $ 704,404     9,460,112   $   .07
                                        =========     =========   -------


     The computation of the dilutive shares added to the denominator according to the provisions of the Financial Accounting Standards Board Statement #128 is summarized as follows:

          Assumed approximate market value per share of $2.97 (as of September 30, 1998), less exercise price of $1.00 per share, divided by $2.50 per share times 497,800, the number of dilutive options outstanding, equals 330,191 shares.

     As of September 30, 1997, there were no dilutive options outstanding, and therefore basic and diluted income per share computations were identical.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company relates to the three (3) and nine (9) months ended September 30, 1998 and 1997, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Forward-Looking Statements.
---------------------------

     Certain  statements  in this Report are  forward-looking,  and from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Actual results of future events could differ materially from anticipated results or other expectations expressed in the Company's forward-looking statements. Among the factors that could cause actual results and the Company's experience to differ are the timely availability and acceptance of new products, the impact of competitive products and pricing and the lack of long-term contracts with distributors and purchasers, as well as the risk factors discussed in the Company's most recently filed Form 10-K.

Results of Operations.
----------------------

For the Nine months ending September 30, 1998 as compared with the Nine months ending September 30, 1997.
--------------------------------------------------------------------------------

Sales increased $912,209 (21%). We attribute this to both additional income generated from a management service contract for the marketing and distributing of products not manufactured in-house and growth in export sales.

Gross profit increased $243,582 (10%). The above increase in sales was partially offset by a small decrease in gross profit margin.

Salaries paid in cash increased by $198,596 (48.8%). This was due to an increase in salaries paid for additional staffing in sales and engineering ($39,131) as well as increased pay for general administration ($159,465). For the nine month period ending September 30, 1997, salaries also included a nonrecurring event by which 340,000 shares of stock, valued at $340,000, were issued on January 1, 1997 to two (2) employees of OraLabs, Inc., for services in the areas of human resources and investor relations concerning the Company's entry into the public marketplace. As a result, total salaries for the nine months ended September 30, 1998 were $141,404 (19%) lower than that for the comparable period in 1997.

Rent increased $63,250 (128%). This was the result of additional rent incurred to lease a second warehouse facility.

Commissions decreased by $28,588 (23%). We attribute this to increased in-house sales predominately in the first quarter of 1998.

Research & Development increased $36,484 (642%). We attribute this to marketing research for VitaSpray(TM) (a proposed line of spray vitamin products) predominately in the first quarter of 1998. The Company subsequently decided not to proceed with production of those products.

Other Operating Expenses increased by $227,582 (41%). We attribute this to the hiring of consultants and advertising expenses for the marketing of recently developed nutritional supplements and, additionally, to increased travel abroad to expand international business.

Provision for Income Taxes increased $80,598 (29%). We attribute this to OraLabs, Inc. having no corporate tax obligations until May 1, 1997 (corporate net income was passed through to its stockholders through April 30, 1997), as it was an S Corporation until that date.

Net Income remained approximately the same, although diluted income per share increased by $0.01 (17%).

For the three months ending September 30, 1998 as compared with the three months ending September 30, 1997.
--------------------------------------------------------------------------------

Sales increased $257,604 (17%). We attribute this to both additional income generated from a management service contract for the marketing and distributing of products not manufactured in-house and growth in export sales.

Gross profit increased $122,189 (15%) as a result of the additional sales.

Salaries increased $87,742 (61%). We attribute this to salaries paid for additional staffing in sales and engineering as well as increased pay for general administration of $49,314.

Rent increased $33,000 (200%). This was the result of additional rent incurred to lease a second warehouse facility.

Other Operating Expenses increased by $64,103 (32%). We attribute this to the hiring of consultants and advertising for the marketing of recently developed nutritional supplements.

Net Income decreased by $23,840 (10%), while basic income per share and diluted income per share decreased by $0.01 (33%).

Liquidity and Capital Resources.
--------------------------------

Balance Sheet as of September 30, 1998 compared to  December 31, 1997
---------------------------------------------------------------------

Cash decreased $760,355. We attribute this, after increased cash from earnings, to purchases of increased inventory to support launch of a nutritional supplements line.

Property and Equipment increased $181,637, primarily as a result of modifying and adding equipment to increase manufacturing efficiency and capacity.

Inventory increased $1,146,146. We attribute this to purchases to support launch of a nutritional supplements line and to significant returns of cough and cold products from a new customer.

Retained earnings increased $704,404. We attribute this to increased revenue from operations.

Trends
------

The Company's third quarter sales would have improved by nearly 47% if not for returns of $439,667 predominantly from zinc products and other cough and cold items which were sold in fourth quarter 1997. The Company is in the process of phasing out zinc products but will continue to sell sore throat products. The Company does not anticipate any additional material cough and cold returns and expects product returns to return to its customary level of approximately 2% of sales for the foreseeable future. The Company's fourth quarter is expected to show growth with the addition of nutritional supplement sales and the Company's new relationship with the 3,500 store General Nutrition Centers, as announced in a press release on August 4, 1998. The Company has chosen to pursue a nutritional supplement business in place of initiating a line of spray vitamins, VitaSpray(TM), which the Company decided not to pursue. The Company will also pursue selling nutritional supplements to its mass merchandising customers. The Company purchased inventory and incurred other operating expenses in the second and third quarters to initiate its line of nutritional supplements.

The Company's core business of breath fresheners and lip balms remains strong. Ice Drops(R) sour drops have proven to be a successful product launch through the test marketing stage. Based on this success, the Company has expanded market penetration into Walmart(R) and 7-Eleven(R). The Company's lip balms business continues to expand with the addition of K-Mart(R) and 7-Eleven(R) as customers. 7-Eleven(R) has added three different OraLabs' products to its stores. Also, additional lip balm sales are being generated through a number of new private label customers.

Impact of Inflation
-------------------

     The Company's financial condition has not been affected by the modest inflation of the recent past. Many of the Company's products are very low cost, impulse items (under $0.99 cents to consumers), which the Company believes would not be materially affected if higher inflation should occur. To the extent that the Company's product line consists of higher priced items, the Company does not know how inflation will affect revenues, although the Company believes that sales of its higher priced products, to the extent such products are considered to be nutritional, or symptom oriented products, will not be materially affected by inflation. Inflation could increase operational costs of the Company to an extent determined by such levels of inflation.

Year 2000
---------

The Company uses "off the shelf" software that will be Year 2000 compliant with the current upgrade that is now available at a nominal cost. The Company anticipates purchasing and using this upgrade by the end of first quarter 1999. The Company does not believe that it has any other internal Year 2000 compliance issues. The Company will be sending out a survey to its major customers and suppliers to establish their Year 2000 readiness. This survey is projected to be completed by the end of first quarter 1999. A contingency plan should major customers or suppliers not be Year 2000 compliant has not yet been formalized. This contingency plan is projected to be completed by the end of first quarter 1999.

                           PART II - OTHER INFORMATION

Item No. 1.  Legal Proceedings.  None.

Item No. 2.  Changes in Securities.  None.

Item No. 3.  Defaults Upon Senior Securities.  None.

Item No. 4.  Submission of Matters to a Vote of Security Holders.  None.

Item No. 5.  Other Information.  None.

Item No. 6.  Exhibits and Reports on Form 8-K.

(a)

     (27.1)  Financial Data Schedule for nine months ended September 30, 1998

     (27.2) Amended Financial Data Schedule for nine months ended September 30, 1997

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

                                       ORALABS HOLDING CORP.



                                       By: /s/ Gary Schlatter
                                          --------------------------------------
                                          Gary Schlatter, President



                                       By: /s/ Emile Jordan
                                          --------------------------------------
                                          Emile Jordan, Chief Financial Officer
DATED:   November 16, 1998

                                  EXHIBIT INDEX

(27.1)    Financial Data Schedule for nine months ended September 30, 1998

(27.2)    Amended  Financial  Data Schedule for nine months ended  September 30,
          1997