Form 10KSB
period 1998-12-31
ORALABS HOLDING CORP
filed 1999-04-01
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[   ]    Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to
                                                    ------------    ------------
Commission File Number:     000-23039

                              ORALABS HOLDING CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                            14-1623047
  ------------------------------                             -----------------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

 2901 South Tejon Street, Englewood, Colorado                     80110
 --------------------------------------------                     --------
   (Address of principal executive offices)                      (Zip Code)

(Issuer's telephone number:    (303) 783-9499
                               ---------------

Securities to be registered under Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
         None

Securities to be registered under Section 12(g) of the Act:

                    Common Shares, par value $0.001 per share
                    -----------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
                               Yes   X   No
                                   -----      -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:  $7,090,016

As of March 25, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date, was approximately $4,512,165. (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

(Applicable  only to corporate  registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 1999, there were 9,160,755 shares of common stock outstanding.

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 27, 1999 (the "1998 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.
       Transitional Small Business Disclosure Format (Check one): Yes   No   X
                                                                           -----

                                     PART I

Item 1.  Description of Business.

     Business Development. On May 1, 1997, OraLabs, Inc., a privately held company, became a wholly-owned subsidiary of SSI Capital Corp. (the predecessor of the Company). SSI Capital Corp. subsequently merged with OraLabs Holding Corp., with OraLabs Holding Corp. becoming the surviving company. As a result of these transactions, the Company is the sole stockholder of OraLabs, Inc.

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

     The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. The name of the Subsidiary was originally AmWhite Labs, Incorporated, which was changed in April 1994 to OraLabs, Inc. In 1992 the Subsidiary's flagship product, Ice Drops(R), a breath drop product sold in a small plastic bottle, was introduced as an alternative to breath sprays and candy breath mints. In 1995 the Company introduced its brand of breath sprays under the Ice Drops(R) name. This impulse-priced product was distributed substantially under the same distribution network established for the Ice Drops(R) breath drops. The Subsidiary sought to have both products displayed at checkout counters and in convenience stores to be positioned as consumer impulse purchases.

     In 1996 the Subsidiary introduced a line of lip balms sold in a patented mini-size package, in furtherance of the Subsidiary's consumer impulse marketing strategy. In addition, three new SPF-30 sun block lip balms were introduced. In 1997 OraLabs introduced its extreme sour drops, which are a line of liquid sour candy drops packaged in the same small bottle as the traditional Ice Drops(R). The product was developed to capitalize upon what the Subsidiary believed was a growing market for sour, tart, hard candies being purchased by pre-teens and teenagers.

     In 1997 the Company also introduced a line of sore throat sprays and zinc sprays under the brand name Zinc-7(TM). The goal of the Company was to create a line of VitaSpray brand products to include a pocket size sore throat spray as well as spray vitamins. The Company ceased production and development of the entire line in 1998.

     In 1998 the Company introduced a line of nutritional supplements with initial distribution into General Nutrition Centers. Throughout the year, the product line grew to include MSM, Glucosamine+MSM, 5-HTP, vitamin E oils and healthybears(TM) (vitaminized gummy bears).

     The Company does business in approximately 25 international markets and the Company is actively seeking to expand its international distribution. The Company is currently supplying numerous airlines and hotels with its products, including a specially packaged mouthwash, as part of those businesses' amenity programs.

     Business of the Company.
     ------------------------

     Principal Products, Their Markets and Distribution. The general business done by the Company is to produce and sell consumer products relating to oral care, lip care and nutritional supplements. The Company's products are currently sold in over 50,000 retail outlets in all 50 states as well as in 25 foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops under the brand name Ice Drops(R), as well as sour drops; lip balm products under the names Ice Drops(R) and Liprageous(R) as well as under private label names; and a line of nutritional supplements and related products consisting of MSM, Glucosamine+MSM, 5-HTP, vitamin E oils and healthybears(TM)

     The Company's strategy for its breath freshener and lip balm products has been to develop and sell products which the Company believes are niche products that can be differentiated from products of its competitors. The marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established. With respect to the nutritional supplements, the Company's marketing strategy is to identify and market cutting edge products with broad consumer appeal. The new products will tend to be those which the Company then expects to soon be more widely known to the public due to new research, media coverage or other publicity.

     The Company's products and packaging have been conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Englewood, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors. To produce the Company's nutritional supplements, the Company typically buys some or all of the raw materials and contracts with third parties to produce the final products.

     OraLabs entered the private label category in the fourth quarter of 1997. The Company's initial private label customers included Rite-Aid (including Thrifty and Payless) and Sally's Beauty Supply. The Company also produces products for other retailers and marketing companies who market the products under their own brand names. The Company also does some contract packaging for its breath spray products. These contracts have helped establish the Company as a private label manufacturer and helps to provide a platform from which to grow the private label business.

     Products Discontinued in 1998. In 1997, the Company introduced a line of sore throat sprays and zinc sprays under the brand name Zinc-7(TM). The substantial portion of all of the shipments was to one customer, and after the cough and cold season ended in March-April 1998, the Company accepted the return of most of those sales (see Management's Discussion and Analysis-Results of Operations). Although the Company determined that a variety of factors was responsible for the poor sales of the products, the Company made the decision to cease production of that product line.

     In early 1998, the Company tested a proposed line of spray vitamins by conducting focus groups, test marketing and product samplings. As a result of these efforts, the Company determined not to proceed with that product line. However, in the course of that product research, the Company began developing alternative products to use as an entree into the nutritional supplement market, as discussed in the next section.

     Products Launched in 1998. In 1998, the Company began selling dietary supplements and related products in the nutritional supplement market. The nutritional supplement market not only contains branded and generic products such as simple vitamins and minerals, but also includes more complex products such as combinations of a wide variety of vitamin, mineral and herbal products as well as sports nutrition and meal supplements. The nutritional supplement category is large and growing with an estimated $12.7 billion in sales in 1997 according to the Nutrition Business Journal. The Company entered this market with four types of products: MSM, Glucosamine+MSM, 5-HTP and vitaminized gummy bears.

     The Company's encapsulated products consist of MSM, Glucosamine+MSM and 5-HTP. To make these products, the Company buys the raw materials and provides the materials and labels to an encapsulator for production and packaging. The products are then shipped by the Company. Among other things, MSM is intended to combat pain associated with allergies, arthritis and strained muscles or joints while the Glucosamine+MSM aims to further relieve symptoms of joint pains, muscle pains and arthritis. These products are sold through a variety of the Company's customers.

     The Company's 5-HTP supplements, which are intended to relieve symptoms of such conditions as insomnia and headaches, were initially sold to a single customer. Sales of the product did not meet the Company's expectations, and as a result the Company has $623,184 worth of inventory of the raw materials for this product (see Management's Discussion and Analysis-Liquidity and Capital Resources). The Company has not yet determined whether to attempt to sell the raw material to other wholesalers or to remarket the product elsewhere.

     The Company's healthybears(TM) consist of gummy bears fortified with single vitamins or multiple vitamins, which are sold through a variety of the Company's distributors, or are fortified with minerals which are currently sold solely through GNC Nutrition Centers. The Company purchases the candy bears and contracts out the formulation of the products and the packaging.

     Other Business. In April 1998, OraLabs, Inc. entered into a Contract for Services with Top Form Brands, Inc. ("Top Form"), a corporation owned solely by the Company's President. Under the contract, OraLabs provides warehousing, shipping and accounting services for products sold on a wholesale basis by Top Form. The Company has the personnel and warehousing capacity necessary to handle the services required by Top Form without an increase in the Company's fixed costs. The Company is paid a fixed price per case of product warehoused and shipped by the Company, and the Company believes that the price is fair to the Company. Revenue under the Contract consisted of approximately 7.6% of the Company's 1998 revenues (see Certain Relationships and Related Transactions in the Company's 1998 Definitive Proxy Statement).

     In 1998, the Company licensed the right to sell a product known as Sure Squeeze, which is a squeegee-like device that slides onto the end of a tube (such as a toothpaste tube) to allow all of the toothpaste (or other contents of the tube) to be dispensed. The product was initially sold to Wal-Mart but now is also being sold to other retailers.

     Competitive Business Conditions. Competition for all of the Company's products is very significant. With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors.

     With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex), and the balance of the market consists of more than 50 different companies.

     With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups, major drug manufacturers and Fortune 100 companies. The vast size of the market makes it possible for many niche marketers as well as the major manufacturers to be successful, although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and the health food industry retailers. In addition there are many multi level marketers and direct sellers supplying nutritional supplements.

          The Company has sought to anticipate competition for its breath freshener and lip balm products by the distinguishing size and packaging of its products, as well as by competing with respect to pricing. The Company has been allowed a utility patent and a design patent for the container for its Ice Drops(R) brand lip balms. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement of a competitor's products at retail locations may nullify or reduce whatever competitive advantage the Company's products have.

          Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials to the extent that an existing business relationship terminates.

     Dependence Upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer.

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

          Seasonality. The demand for the Company's lip balm products tends to increase during the cold weather months, but the inclusion of sunblock in some of the lip balm products may tend to even out sales during the year.

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

          Government Regulation. The Company's breath freshener and lip balm products are not subject to burdensome governmental regulation (see Cautionary Statement on Governmental Regulation below). However, the manufacturing, packaging, labeling, advertising, distribution and sale of the Company's nutritional supplements are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates those products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated thereunder. These products are also subject to regulation by the Federal Trade Commission ("FTC") ,the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 ("NLEA";) and the Dietary Supplement Health and Education Act of 1994 ("DSHEA").

     The DSHEA provides certain regulatory benefits for the nutritional supplement industry. Prior to its passage, some supplements had been classified as food additives which could subject them to a review process by the FDA prior to approval for sale. Now, products defined as dietary supplements under the DSHEA are regulated similarly to food, so much of the special regulatory clearance is eliminated. In addition, claims about how a supplement affects the structure or function of the body may be made (although any statement made must also state that the product is not intended to diagnose, treat, cure or prevent any disease).

     The FTC, which exercises jurisdiction over the advertising of nutritional and dietary supplements under the Federal Trade Commission Act, has in the past several years instituted enforcement actions against several nutritional supplement companies alleging false and misleading advertising of certain products. These enforcement actions have resulted in the payment of fines and/or consent decrees by certain of the companies involved. The FTC continues to monitor advertising with respect to nutritional and dietary supplements. The Company has not been the subject of any FTC inquiries or actions.

          Research and Development Expenses. The Company has not expended a material amount of its resources on research and development activities.

          Costs and Expenses of Compliance With Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 1999.

          Number of Employees. The approximate number of employees hired by the Company as of the end of fiscal year 1998 was 80.

Item 2.  Description of Property.

     The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in September 2000, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. The Company also leases an additional approximate 18,000 square feet of warehouse space in a building located near the Company's headquarters, which is leased from an entity solely owned by the Company's President. The lease expires in June 2003, and the

Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions" incorporated by reference to the 1998 Definitive Proxy Statement.)

     The Company does not believe that it would be difficult to locate comparable space for its business operations at such time as either of the leases expires.

Item 3.  Legal Proceedings.

     On January 22, 1999, a proceeding was commenced in the District Court for Arapahoe County, Colorado by Bryan Simmons against the Company, its operating subsidiary and the Company's President. The suit arises from Mr. Simmons' former status as an independent contractor and, later, an employee of OraLabs Inc. In the lawsuit Mr. Simmons claims commissions based upon sales of certain products of the Company and he also appears to assert claims for finder's fees with respect to transactions that have not occurred. The Company has filed its answer with respect to some of the claims, has filed counterclaims against Mr. Simmons and has moved to dismiss some of the claims. The Company believes that the claims are without merit, that the likelihood of an unfavorable outcome to the Company is small, and the Company intends to contest the case vigorously.

     Except for that lawsuit, the Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) (i) Market Price of and Dividends on the Company's Common Stock. For many years prior to closing the transaction by which the Company acquired its wholly-owned subsidiary, OraLabs, Inc., there was no established public trading market for the Company's common stock. Approximately in September 1997, the common stock of the Company began to be traded on the OTC Bulletin Board. Since April 28, 1998, the common stock of the Company has traded on the NASDAQ SmallCap Market under the symbol OLAB.

     The following sets forth the range of high and low bid information for the Company's common stock for the third and fourth quarters of fiscal year 1997. The source of such information for the third and fourth quarters of fiscal year 1997 and for January 1998 through April 27, 1998 (the last day the stock traded on the OTC Bulletin Board) is an OTC Bulletin Board Quarterly Quote Summary prepared by NASDAQ Trading and Market Services, while the source of the information for the balance of 1998 is as reported by NASDAQ.

                                     Reported High Bid        Reported Low Bid
                                     -----------------        ----------------

Third quarter, fiscal 1997                 $3.00                     $2.50
Fourth quarter, fiscal 1997                $4.50                     $2.75
First quarter, fiscal 1998                 $4.75                     $4.125
Second quarter, fiscal 1998                $4.875                    $4.25
Third quarter, fiscal 1998                 $4.688                    $2.00
Fourth quarter, fiscal 1998                $3.50                     $1.25

The quotations reflect inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily present actual transactions.

          (ii) Recent Sales of Unregistered Securities. Pursuant to the terms of a Consulting Compensation Agreement with an independent party, the Company issued 16,664 shares of common stock to that party in consideration for its consulting services. The shares were issued in equal monthly installments commencing in September 1998. The balance of 8,336 shares of common stock issuable under the Agreement were issued to the consultant during the first quarter of fiscal year 1999. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof, and the certificates for the issued shares contain the legend denominating the shares as "restricted securities" under the Act.

          In June 1998, the Company issued 5,000 options to each of two non-employee members of the board of directors of the Company under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in four equal installments over a period of four years, with each option having an exercise price of $4.25 per share.

          (b) As of March 3, 1999, there were approximately 928 record holders of the common stock of the Company.

          (c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations. For the period ending December 31, 1998 as compared with the period ending December 31, 1997.
--------------------------------------------------------------------------------

Product sales decreased approximately $209,000 or 3%. The Company's returns and allowances increased approximately $299,000. The Company recorded approximately $690,000 in returns and allowances for 1998, substantially from cough and cold product returns. The Company does not anticipate any material cough and cold returns in 1999 and customers who returned the products have remained customers of the Company through purchases of the Company's lip care and oral care product lines.

 Services income increased approximately $537,000. In April 1998, the Company entered into a management agreement with a company owned by the Company's president. The Company receives a fee for providing certain receiving, shipping and accounting services. Revenue is recognized as product is shipped. At December 31, 1998, the Company recognized revenue of approximately $537,000 under this agreement.

Gross profit decreased approximately $270,000. Excluding services income from revenue, the gross profit from product sales decreased approximately $806,000, or from 52% to 41% of product sales. Gross profits are down considerably for the Company's products that are packaged on blister cards (i.e., "carded sales")due to downward pressure on selling prices caused by competition. Specifically, 1998 carded - sales of $1,053,273 yielded a gross profit of $262,752 or 25%, versus 1997 carded-sales(excluding cough and cold products, which were substantially returned) of $1,403,804 which yielded a gross profit of $576,478 or 41%.

Additionally, profit margins decreased due to increased overhead costs. Overhead costs absorbed in 1998 were up approximately $200,000 which was distributed to the various product lines. The increase was a result of adding additional rent, utilities and other costs associated with adding additional warehouse space.

General and administrative expenses increased approximately $269,000. The Company's administrative salaries increased approximately $139,000, of which approximately $94,000 was to the President under the employment agreement and the balance of approximately $45,000 was predominantly for additional staffing. Consulting increased approximately $37,000, with dimished consulting anticipated for 1999. Research and development increased approximately $42,000 due to the VitaSpray line that the Company investigated but decided against selling. Depreciation increased $34,186 due to fixed asset additions of $303,614. Property insurance increased $14,235 due to the additional building, increased inventory and equipment.

Other expenses decreased $263,656. $340,000 was recorded for stock issued for services in 1997, while in 1998 stock issued for services was $42,702 and miscellaneous expenses attributable to being a public company was $33,642. Stock issued for services in 1997 was to two employees of the Company's subsidiary for services in the amount of $340,000 and is a non-recurring item. The employees' services were in the areas of human resources and investor relations, which the Company was required to address as part of preparing for its entry into the public marketplace.

Net income decreased by $309,094 as explained by the above activities.

Liquidity and Capital Resources.
--------------------------------
Balance Sheet as of December 31, 1998 Compared to December 31, 1997.

Cash decreased approximately $675,000 substantially as a net effect of the following activities.

Accounts receivable increased approximately $439,000. One of our largest customers had our account on hold in the amount of $261,000 for computer processing errors that have been resolved in 1999, and two new Company accounts established in the last quarter of 1998 were given extended terms.

Inventory increased approximately $1,363,000 due primarily to an increase in nutritional supplements ($870,000); sore throat sprays ($180,000); and work in process for orders ($139,000). The supplements had some anticipated large orders that did not occur. Management expects to sell this inventory through a renewed sales effort. The sore throat sprays were from returns and will be sold or disposed of by the end of 1999. The work in process was all for orders to be shipped.

Accounts payable increased approximately $551,000, substantially due to customer credits booked to accounts payable (for returns of cough and cold products) against future sales. Of the $551,000, the three accounts with the largest credits as of December 31, 1998 were approximately $393,000, $28,000 and $24,000 respectively.

Trends. In 1998, the Company broadened its product base through its line of nutritional supplements and broadened its lip care product line. The Company intends to continue to expand its range of products so that it will become less reliant on any individual product.

We expect continued growth for international sales, with current distribution to 25 countries reflected in sales for 1998 of $1,087,622 as compared to $909,588 for 1997, an approximate 20% increase. Our oral care and lip care products are the only products currently sold internationally. Domestically, we anticipate growth in 1999 to be dominated by the lip care and nutritional supplements product lines while maintaining no more than modest growth in our oral care product lines due to competitive pressures. The oral care product line is holding ground in the breath freshener products while we anticipate continued growth with our sour drops products. The lip care has been enhanced by the addition of our Liprageous(R) brand, which has already been accepted by such large store chains as Kmart and Rite Aid.

The nutritional supplements, with sales of $497,986 in 1998, look to see growth through an increased array of products with increased exposure from exhibiting at key trade shows and with sales staffing specific to the nutritional supplement category.

Impact of Inflation.
--------------------
The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low cost, impulse items (under $0.99 cents to consumers) and the nutritional supplements are a small part (7% of revenues) in a category that is on a growth trend.

Year 2000.
----------
Many computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company utilizes software vendors for its computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed during the fourth quarter of 1998. The Company has also completed an assessment of its internal personal computer network, which is expected to be year 2000 compliant by the end of April 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the fourth quarter of 1998. The voice mail system is scheduled to be year 2000 compliant by the end of April 1999.

The Company does not believe that the cost of becoming year 2000 compliant will be material to the financial condition of the Company. To date the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and the installation of a year 2000 compliant version of its financial, inventory, and production software.

The cost of the project and the dates on which the Company believes it will complete the year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved. Failure to be year 2000 compliant in a timely fashion could have a material adverse effect on the Company's operations and financial condition.

Our suppliers and customers who could adversely effect our business have been surveyed for Year 2000 compliance. All of our material business partners have stated that either they have or will achieve Year 2000 compliance. The Company has not determined the extent to which the Company may be impacted by third parties' systems, which may not be year 2000 compliant. Accordingly, the year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies with whom the Company deals with will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. The Company intends during the second fiscal quarter to resurvey those suppliers and customers who had previously advised us that they were not yet year 2000 compliant, and the Company will then determine if a contingency plan needs to be formulated.
                                       12

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 1998, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

     Unproven Markets for Certain of the Company's Products. The Company only began selling its nutritional supplement products recently. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. While the Company believes that there is a market for its products, it has no prior history with these supplements and therefore cannot be assured that the products will be accepted or competitive in the marketplace in the long term, or that if accepted, that part of the Company's business will be profitable.

          Product Liability Insurance. Because the Company manufactures and sells certain products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. Furthermore, sickness or injury to persons may occur if products manufactured by the Company are ingested in dosages which exceed the dosage recommended on the product label or are otherwise misused. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States, the Company has $1 million per occurrence and $2 million in aggregate liability insurance. In addition, if claims should exceed $2 million, the Company has excess umbrella liability insurance of up to an additional $1 million. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products and, in any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnifying party.

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

     Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are considered a "drug" by the FDA. If the FDA were to conclude that any of the Company's products determined to be a "drug" violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to nutritional supplements could have an adverse impact upon the cost or methods of producing the products.

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

     The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

     Managing Growth. The Company experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996. Significant growth did not occur in fiscal year 1998, but it could occur again the future, especially if the Company acquires one or more other companies with revenues comparable to or greater than those of the Company. Such growth has placed, and could continue to place, a strain on the Company's management, customer service and support operations, sales and administrative personnel and other resources. The Company's ability to manage continued growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

     Dependence Upon Significant Distributors and Retailers. No customer accounted for more than ten percent (10%) of the Company's gross revenues in 1998. The Company had over 1,200 purchasing customers in fiscal 1998 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced.

     Dependence Upon Third Party Suppliers. With respect to some of the Company's products, the product itself is formulated and supplied to the Company by third party vendors, and the Company then packages the products for sale. For other products, the Company provides some or all of the raw materials and a third party completes preparation of the product and/or its packaging. Should these relationships terminate, or should these parties be otherwise unable to perform their obligations on terms satisfactory to the Company, the Company would be required to establish relationships with substitute parties. Although the Company believes that it can do so, there can be no assurance that this will be the case, in which case there could be a material adverse effect upon the Company.

     No Assurance of Proprietary Protection. The Company has been allowed two patents. The Company also holds several domestic and international trade marks and has several applications pending. Certain aspects of the Company's business, although not the subject of patents, include formulations and processes considered to be proprietary in nature. There can be no assurance that any such "proprietary" information will not be appropriated or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. Even if the pending patents are issued to the Company, there can be no assurance that the Company would be able to successfully defend its patents or trademarks against claims from or use by competitors, and there can be no assurance that the Company will be able to obtain patent or trademark protection for any new products. In addition, in the event that any of the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses for the manufacture or sale of the products, or could be prohibited from selling the products.

     No Assurance of Scientific Proof. The Company's nutritional supplement products are intended to provide relief of certain symptoms or to otherwise aid in the health of the consumers. If scientific data were to conclude that the products do not do so, or if for any other reason the Company's products were not viewed by the public as providing any meaningful benefit, there could be a material adverse effect upon the sales of the products.

Item 7. Financial Statements.

     Financial Statements meeting the requirements specified in Item 7 of Form 10-KSB follow the signature page and are listed in Item 13 of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Effective December 29, 1998, the firm of Ehrhardt Keefe Steiner & Hottman P.C. was retained as the Company's independent auditors and the firm of former auditors, Schumacher & Associates, Inc. was dismissed. In addition, on May 12, 1997, shortly after the time of the completion of the merger transaction by which OraLabs, Inc. (the Company's subsidiary) became a wholly-owned subsidiary of SSI Capital Corp. (the predecessor of the Company), the auditors retained by SSI Capital Corp. were dismissed and replaced with Schumacher & Associates, Inc., which had then been the independent auditors for OraLabs, Inc. In both cases, the firm of auditors being dismissed have not rendered a report on the Company's financial statements which contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles, and there were no disagreements between the Company and its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. These transactions were previously reported on Forms 8-K filed on January 4, 1999 and May 14, 1997.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act of the Registrant.

     The following table identifies each of the Company's directors and executive officers, indicating the principal occupation or employment of each such person and the name and principal business of any organization by which such person is so employed:


      Name of                      Director or              Principal Occupation             Name and Business
    Individual                  Executive Officer               or Employment                   of Employer
    ----------                  -----------------               -------------                   -----------
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

Item 10.  Executive Compensation.

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-K immediately following the signature pages:

    1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                  Independent Auditor's Report

                  Consolidated Balance Sheet - December  31, 1998

                  Consolidated Statements of Operations for
                  the  years  ended   December  31,  1998  and
                  December 31, 1997

                  Consolidated Statement of Stockholders' Equity from December 31, 1996 through December 31, 1998

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997

                  Notes to Consolidated  Financial  Statements


    2.  Exhibits required to be filed are listed below:
                  Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



      Exhibit
        No.          Description
      -------        -----------

      3.1(i)(1)      Articles of Incorporation
     3.1(ii)(2)      Amended and Restated Bylaws
     3.1(ii)(5)      Second Amended and Restated Bylaws
        4(2)         Specimen Certificate for Common Stock
       10.1(2)       1997 Stock Plan
       10.2(2)       1997 Non-Employee Directors' Option Plan
       10.3(3)       Amended and Restated Employment Agreement Between the Company's
                     Subsidiary and Gary Schlatter
       10.4(2)       Initial Stock Option Grant to Michael Friess under 1997 Non-Employee
                     Directors' Option Plan
     10.5(i)(2)      Lease Agreement Between the Company's Subsidiary and Gary Schlatter
                     (September 1, 1995)
     10.5(ii(5)      Business Lease Between the Company and 2780 South Raritan, LLC,
                     (July 1, 1998)
       10.6(2)       Sublease Agreement Between the Company's Subsidiary and Modern
                     Plastics, Inc.
       10.7(2)       Employment Agreement Between the Company's Subsidiary and Allen R.
                     Goldstone, with accompanying termination agreement
       10.8(2)       Employment Agreement Between the Company's Subsidiary and Sanford
                     Schwartz, with accompanying termination agreement
       10.9(4)       Merger Agreement and Plan of Reorganization Between the Company's
                     Subsidiary, SSI Capital Corp., Oralmerge, Inc., et al.
      10.10(5)       Contract for Services effective April 1, 1998 between OraLabs, Inc. and
                     Top Form Brands, Inc.
        11           No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this
                     Annual Report on Form 10-KSB.
        21(2)        List of Subsidiaries of the Company
       23.1(5)       Consent of Independent Public Accountants (Ehrhardt Keefe Steiner & Hottman P.C.)
       23.2(5)       Consent of Independent Public Accountants (Schumacher & Associates, Inc.)
       27(5)         Financial Data Schedule for OraLabs Holding Corp. and Consolidated
                     Subsidiaries


------------------

1 Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
2 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
3 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
4 Incorporated herein by reference to Exhibit A of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
5    Filed herewith.

     (b) A Form 8-K was filed in January 1999 for the reporting date of December 29, 1998, respecting the dismissal of the Company's former independent auditors and the retention of the firm of Ehrhardt Keefe Steiner & Hottman P.C. as the Company's independent auditors.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORALABS HOLDING CORP.



                                 By:      /s/ Gary H. Schlatter
                                          --------------------------------------
                                          Gary H. Schlatter, President


                                 By:      /s/ Emile Jordan
                                          --------------------------------------
                                          Emile Jordan, Chief Financial Officer
Date:    March 31, 1999


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                      Date
       ---------                         -----                      ----

 /s/ Gary H. Schlatter           Director, President,          March 31, 1999
-------------------------       Chief Executive Officer
   Gary H. Schlatter


 /s/ Allen R. Goldstone                Director                March 31, 1999
-------------------------
  Allen R. Goldstone


/s/ Suzan M. Schlatter                 Director                March 31, 1999
-------------------------
  Suzan M. Schlatter

                     ORALABS HOLDING CORP. AND SUBSIDIARIES


                                Table of Contents
                                -----------------

                                                                          Page
                                                                          ----

Independent Auditors' Report..............................................F - 1

Independent Auditors' Report .............................................F - 2

Consolidated Financial Statements

         Consolidated Balance Sheet.......................................F - 3

         Consolidated Statements of Operations............................F - 4

         Consolidated Statement of Stockholders' Equity...................F - 5

         Consolidated Statements of Cash Flows............................F - 6

Notes to Consolidated Financial Statements................................F - 7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Oralabs Holding Corp. and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Oralabs Holding Corp. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oralabs Holding Corp. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                      /s/  Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC

February 24, 1999
Denver, Colorado

                REORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                -------------------------------------------------

The Board of Directors
Oralabs Holding Corp.

We have audited the consolidated statements of income, changes in stockholders' equity and cash flows of Oralabs Holding Corp. and Consolidated Subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit inclludes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows of Oralabs Holding Corp. and Consolidated Subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            /s/  Schumacher & Associates, Inc.
                                            ------------------------------------
                                            Schumacher & Associates, Inc.
                                            Certified Public Accountants
                                            12835 E. Arapahoe Road
                                            Tower II, Suite 110
                                            Englewood, CO 80112


February 24, 1998

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 1998


                                     Assets
Current assets
   Cash and cash equivalents                                        $  348,979
   Accounts receivable, net of
    allowance for doubtful accounts
    of $33,007                                                       1,125,425
   Inventory (Note 2)                                                1,962,137
   Deferred income taxes (Note 10)                                      58,060
   Prepaid expenses                                                    125,242
                                                                    ----------
     Total current assets                                            3,619,843

Property and equipment at cost, net (Note 3)                           431,403
                                                                    ----------

Total assets                                                        $4,051,246
                                                                    ==========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                 $  858,866
   Accrued liabilities                                                 197,190
   Income taxes payable (Note 10)                                      106,294
                                                                    ----------
     Total current liabilities                                       1,162,350

Deferred tax liability (Note 10)                                        17,941
                                                                    ----------
     Total liabilities                                               1,180,291
                                                                    ----------

Commitments and contingencies (Notes 4, 5, 8 and 13)

Stockholders' equity (Note 9)
   Preferred stock, $.001 par value,
     1,000,000 shares authorized;
     none issued and outstanding                                          --
    Common stock, $.001 par value;
    100,000,000 shares authorized;
    9,142,419 issued and outstanding                                     9,142
   Additional paid-in capital                                        1,179,309
   Retained earnings                                                 1,682,504
                                                                    ----------
     Total stockholders' equity                                      2,870,955
                                                                    ----------
Total liabilities and stockholders' equity                          $4,051,246
                                                                    ==========

                See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                             December 31,
                                                     --------------------------
                                                         1998          1997
                                                     -----------    -----------
Revenue
   Product sales                                     $ 6,553,331    $ 6,762,361
   Services income (Note 4)                              536,685           --
   Cost of sales                                       3,853,959      3,256,794
                                                     -----------    -----------
     Gross profit                                      3,236,057      3,505,567
                                                     -----------    -----------

Operating expenses
   Engineering                                           110,286        101,022
   Selling and marketing                                 848,419        788,294
   General and administrative                            929,713        660,654
   Other                                                  76,344        340,000
                                                     -----------    -----------
     Total operating expenses                          1,964,762      1,889,970
                                                     -----------    -----------

Net operating income                                   1,271,295      1,615,597

Other income (expense)
   Interest and other income                              41,080         34,750
                                                     -----------    -----------
     Total other income (expense)                         41,080         34,750
                                                     -----------    -----------

Net income before provision for income taxes           1,312,375      1,650,347

Provision for income taxes (Note 10)
   Current                                               473,211        483,180
   Deferred                                               20,605        (67,816)
   Pro forma                                                --          107,330
                                                     -----------    -----------
                                                         493,816        522,694
                                                     -----------    -----------

Net income (pro forma for 1997)                      $   818,559    $ 1,127,653
                                                     ===========    ===========

Basic income per common share
 (pro forma for 1997)                                $       .09    $       .13
                                                     ===========    ===========

Weighted average shares outstanding
 (pro forma for 1997)                                  9,126,621      8,707,362
                                                     ===========    ===========

Diluted income per share
 (pro forma for 1997)                                $       .09    $       .12
                                                     ===========    ===========

Diluted weighted average shares
 outstanding (pro forma for 1997)
                                                       9,486,436      9,064,353
                                                     ===========    ===========

                See notes to consolidated financial statements.

                                               ORALABS HOLDING CORP. AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                          From December 31, 1996 through December 31, 1998


                                       Preferred Stock             Common Stock          Additional
                                     -------------------        --------------------       Paid-in        Retained
                                     Shares       Amount          Shares      Amount       Capital
Earnings         Total
                                     -------     -------        ---------    -------     -----------
------------    -----------

Balance December 31, 1996                 -      $     -        7,458,784    $ 7,459     $   137,457    $
622,688    $   767,604

Reorganization/additional
 paid-in capital                          -            -          999,771      1,000         160,849
-         161,849

Common stock issued for cash              -            -          325,000        325         324,675
-         325,000

Reclassification of undistributed
 S Corporation earnings                   -            -               -          -          171,786
(171,786)            -

Common stock issued for
 services                                 -            -          340,000        340         339,660
-         340,000

Distributions                             -            -               -          -               -
(714,610)      (714,160)

Net income                                -            -               -          -               -
1,127,653      1,127,653
                                       -----     --------     -----------    -------     -----------
------------    -----------

Balance at December 31, 1997              -            -        9,123,555      9,124       1,134,427
863,945      2,007,496

Common stock options
 exercised                                -            -            2,200          2           2,198
-           2,200

Common stock issued
 for services                             -            -           16,664         16          42,684
-          42,700

Net income                                -            -               -          -               -
818,559        818,559
                                       -----     --------     -----------    -------     -----------
------------    -----------

Balance at December 31, 1998              -      $     -        9,142,419    $ 9,142     $ 1,179,309    $
1,682,504    $ 2,870,955
                                       =====     ========     ===========    =======     ===========
============    ===========

                                        See notes to consolidated financial statements.

                                                              F - 5

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                            December 31,
                                                     --------------------------
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities
   Net income                                        $   818,559    $ 1,127,653
                                                     -----------    -----------
   Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities
   Depreciation                                           86,943         52,757
   Deferred taxes                                         27,697           --
   Stock issued for services                              42,700        340,000
   Changes in assets and liabilities
    Accounts payable                                     550,941        183,666
    Accrued expenses                                     (51,750)      (294,199)
    Accounts receivable                                 (438,757)        51,770
    Inventory                                         (1,362,867)          --
    Income taxes payable                                 (13,292)      (148,286)
    Other current assets                                 (33,379)       (72,634)
                                                     -----------    -----------
                                                      (1,191,764)       113,074
                                                     -----------    -----------
       Net cash (used in) provided by
        operating activities                            (373,205)     1,240,727
                                                     -----------    -----------

Cash flows from investing activities
   Investment in property and equipment                 (303,614)      (109,767)
                                                     -----------    -----------
       Net cash (used in) investing activities          (303,614)      (109,767)
                                                     -----------    -----------

Cash flows from financing activities
   Stock issued and additional paid-in capital             2,200        486,849
   Distributions                                            --         (714,610)
                                                     -----------    -----------
       Net cash (used in) financing activities             2,200       (227,761)
                                                     -----------    -----------

Net increase (decrease) in cash
 and cash equivalents                                   (674,619)       903,199

Cash and cash equivalents, beginning of period         1,023,598        120,399
                                                     -----------    -----------

Cash and cash equivalents, end of period             $   348,979    $ 1,023,598
                                                     ===========    ===========

Supplemental disclosures of
 cash flow information:
         Cash paid for income taxes
           was $346,695 (1998) and
           $470,924 (1997)



                 See notes to consolidated financial statements

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Oralabs Holding Corp. (the "Company") a Colorado corporation was formed during June 1997. SSI Capital Corp. (SSI) a New York Corporation was incorporated on January 30, 1981. Effective August 22, 1997, SSI was merged into the Company and the outstanding shares of SSI were converted to shares of the Company on a one for two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one for two reduction in shares outstanding.

Oralabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of the Company.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents.

Advertising Costs
-----------------

The Company expenses advertising expenses as incurred. Total advertising costs of $77,120 and $68,709 for December 31, 1998 and 1997, respectively, were expensed to operations.

Inventories
-----------

Inventories consist of raw materials, work in process, and finished goods which are carried at the lower of average cost or market value. Cost is determined using the average cost method.

Research and Development
------------------------

Research and development costs related to new product lines are expensed as incurred. Total research and development costs of $53,472 and $11,378 for December 31, 1998 and 1997, respectively were expensed to operations.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                                        Years
                                                        -----

      Machinery and equipment                            5-7
      Leasehold improvements                              5

Revenue Recognition
-------------------

The Company recognized revenue in accordance with the criteria set forth in SFAS
48. Revenue is recognized as product is shipped net of estimated returns.

Income Taxes
------------

Prior to completion of the business combination, the Company had elected to be taxed under Subchapter S of the Internal Revenue Service Code. The election was automatically terminated effective May 1, 1997. The 1997 statement of operations reflect pro forma information which present pro forma income taxes as if computed at the statutory rate.

The Company calculates and records the amount of taxes payable or refundable currently or in future years for temporary differences between the consolidated financial statement basis and income tax basis based on the current enacted tax laws. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options in the accompanying statements of operations is measured as the excess, if any, of the fair market value of the Company's stock at the measurement date over the amount the employee must pay to acquire the stock.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In September 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating
decision  maker  in  deciding  how  to  allocate   resources  and  in  assessing
performance.

SFAS No.'s 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and require comparative information for earlier periods to be restated.

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"(SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Earnings Per Share
------------------

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares plus potential dilutive common shares outstanding which include common stock options granted under the Company's stock option plans.

Reclassifications
-----------------

Certain items in the 1997 financial statements have been reclassified with the 1998 presentation.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. As of December 31, 1998, the Company had no significant concentrations of credit risk, other than the Company had $304,642 invested in a money market fund. While the underlying investment securities of the fund are guaranteed by the U.S. government, the shares of the fund are not guaranteed and therefore are considered to be a concentration of credit risk. (See Note 6)


Note 2 - Inventories
--------------------

Inventories consisted of the following:
                                                           December 31,
                                                               1998
                                                         ----------------

         Raw materials                                   $      1,668,550
         Work-in-process and finished goods                       293,587
                                                         ----------------

                                                         $      1,962,137
                                                         ================

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:
                                                          December 31,
                                                             1998
                                                        ----------------
Machinery and equipment                                 $        577,292
Leasehold improvements                                           111,545
                                                        ----------------
                                                                 688,837
         Less accumulated depreciation                          (257,434)

                                                        $        431,403
                                                        ================


Note 4 - Transaction with Related Party
---------------------------------------

The Company leases office and warehouse space owned by the Company's president.

In April 1998, Oralabs Holding Corp. entered into a management agreement with a company owned by Oralabs Holding Corp.'s president. Oralabs Holding Corp. receives a fee for providing certain receiving, shipping and accounting services. Revenue is recognized as product is shipped. At December 31, 1998, Oralabs Holding Corp. recognized revenue of $536,685 under this agreement and amount due from the related party was $27,664.


Note 5 - Operating Lease
------------------------

The Company leases office and manufacturing facilities under separate operating leases for buildings owned by the Company's president. The Company also leases two vehicles under operating lease agreements. Total rent payments on all leases totals approximately $15,359 per month.

             Year Ending December 31,                        Amount
             ------------------------                        ------

                     1999                                $      178,944
                     2000                                       155,156
                     2001                                       111,156
                     2002                                       102,039
                     2003                                        49,500
                                                         --------------

                                                         $      596,795
                                                         ==============

Rent expense under these operating leases totaled $122,652 and $73,153 during the years ended December 31, 1998 and 1997, respectively.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Significant Customers and Suppliers
--------------------------------------------

For the year ended December 31, 1998, the Company had purchases of $675,000 and $571,066 from two suppliers accounting for 18% and 15% of total purchases. The Company had accounts receivable of $261,176 and $115,604 from two customers representing 23% and 10% of accounts receivable at December 31, 1998. The Company had one customer that accounted for 13% or $879,107 of gross sales during the year ended December 31, 1997.


Note 7 - Line-of-Credit
-----------------------

The Company entered into a line-of-credit agreement with a bank in the amount of $750,000 which expires May 1999. As of December 31, 1998, the Company had available the entire $750,000 unused line-of-credit. The initial interest rate was 7.5% per annum to be adjusted periodically based on 1.0% under the banks index rate. The line-of-credit is collateralized by a first lien on all of the Company's business assets.


Note 8 - Business Combination
-----------------------------

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


Note 9 - Stock Options
----------------------

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $1.00 per share. The options vest on an annual basis. As of December 31, 1998, the Company had 497,800 incentive options outstanding under this plan, each with exercise price of $1.00 per share.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Stock Options (continued)
----------------------------------

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 1998, the Company had 30,000 options outstanding under this plan, of which 20,000 options may be exercised at the price of $1.00 per share and 10,000 may be exercised at the price of $4.25 per share. During 1998, 10,000 options were granted by the Company.

The following is a summary of options and warrants granted:

                                                                 Exercise Price
                                                    Options        Per Share
                                                    -------      --------------
Outstanding December 31, 1997                       520,000      $        1.00
     Options granted                                 10,000               4.25
     Options exercised                               (2,200)              1.00
                                                    -------      -------------

Outstanding December 31, 1998                       527,800      $ 1.00 - 4.25
                                                    =======      =============

The Company has the following stock options and warrants outstanding at December 31, 1998:

                                                         Non-
     Options       Exercise         Expiration        Exercisable   Exercisable
   Outstanding      Price              Date            Options        Options
   -----------      -----         --------------      -----------   -----------

     20,000       $  1.00         September 2002         15,000          5,000
     10,000          4.25            June 2003           10,000             -
    186,000          1.00           April 2007           62,000        124,000
     51,000          1.00            June 2007           40,800         10,200
    260,800          1.00           August 2007         210,400         50,400
  ---------       -------                             ---------     ----------

    527,800                                             338,200        189,600
  =========                                           =========     ==========

Weighted average
 information     $   1.06          99.0 months
                 ========

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Stock Options (continued)
----------------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Years Ended
                                                        December 31,
                                                 ---------------------------
                                                  1998               1997
                                                 -------           ---------
Net income - as reported                         818,559           1,127,653
Net income - pro forma                           796,469           1,026,204
Earnings per share - as reported                     .09                 .13
Earnings per share - pro forma                       .08                 .12

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield and expected volatility of 62% and 0%; discount rate of 5.45% and 5.5%; and expected lives of 4 years for 1998 and 1997, respectively.


Note 10 - Income Taxes
----------------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement assets and liabilities and tax basis assets and liabilities using the tax rates in effect for the year in which the differences occur. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized.

The components of the provision for income tax expense are as follows:

                                                     December 31,
                                           --------------------------------
                                              1998                 1997
                                           -----------          -----------
     Current                               $   473,211          $   590,510
     Deferred                                   20,605              (67,816)
                                           -----------          -----------

                                           $   493,816          $   522,694
                                           ===========          ===========

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Income Taxes (continued)
----------------------------------

The deferred income tax assets and liabilities result primarily from differing depreciation and amortization periods of certain assets, provision for doubtful accounts, provision for product returns and allowances, and the recognition of certain expenses for financial statement purposes and not for tax purposes.

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:

                                                             December 31,
                                                                1998
                                                          ----------------

     Current deferred tax asset                           $         58,060
     Current deferred tax liability                                      -
                                                          ----------------

                                                          $         58,060
                                                          ================

     Long-term deferred tax asset                         $              -
     Long-term deferred tax liability                               17,941
                                                          ----------------

                                                          $         17,941
                                                          ================

Rate Reconciliation
-------------------

The reconciliation of income tax expense by applying the Federal Statutory rates to the Company's effective income tax rate is as follows:

                                                        December 31,
                                              -------------------------------
                                                 1998                 1997
                                              ----------           ----------

Federal statutory rate                              34.0%                34.0%
State tax on income, net of federal
 income tax benefit                                  5.0                  5.0
Nondeductible expenses                                .4                   .2
Other - deferred                                    (1.8)                (7.5)
                                              ----------           ----------

                                                    37.6%                31.7%
                                              ==========           ==========

Prior to completion of the business combination, the Company had elected to be taxed under Subchapter S of the Internal Revenue Code. The election was automatically terminated effective May 1997 and as a result, no provision for income tax was recorded prior to May 1, 1997.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                                          For the Year Ended December 31, 1998
                                                          ------------------------------------
                                                    Income               Shares             Per-Share
                                                  (Numerator)          (Denominator)
                                                  -----------          -------------

Net income                                        $   818,559

Basic EPS
   Weighted average beginning
   shares outstanding                                        -           9,123,555
   Weighted average option shares issued                     -                 669
   Weighted average shares issued for services
                                                             -               2,397
                                                 -------------         -----------
   Income available to common stockholders             818,559           9,126,621            $   .09
                                                                                              =======

Effect of Dilutive Common Stock
   Options                                                                 359,815

Diluted EPS
   Income available to common stockholders plus
    assumed conversions                          $     818,559           9,486,436            $   .09
                                                 =============         ===========            =======


Note 12 - Export Sales
----------------------

All of the Company's business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments. Export sales for the years ended December 31, 1998 and 1997 were $1,087,622 and $909,588 or 17% and 14% of product sales, respectively.

Note 13 - Contingencies
-----------------------

Litigation
----------

     There is a lawsuit against the Company which, in the opinion of management and supported by advice from counsel, will not result in any material adverse effect on the financial position of the Company.



      Exhibit
        No.          Description
      -------        -----------

      3.1(i)(1)      Articles of Incorporation
     3.1(ii)(2)      Amended and Restated Bylaws
     3.1(ii)(5)      Second Amended and Restated Bylaws
        4(2)         Specimen Certificate for Common Stock
       10.1(2)       1997 Stock Plan
       10.2(2)       1997 Non-Employee Directors' Option Plan
       10.3(3)       Amended and Restated Employment Agreement Between the Company's
                     Subsidiary and Gary Schlatter
       10.4(2)       Initial Stock Option Grant to Michael Friess under 1997 Non-Employee
                     Directors' Option Plan
     10.5(i)(2)      Lease Agreement Between the Company's Subsidiary and Gary Schlatter
                     (September 1, 1995)
     10.5(ii(5)      Business Lease Between the Company and 2780 South Raritan, LLC,
                     (July 1, 1998)
       10.6(2)       Sublease Agreement Between the Company's Subsidiary and Modern
                     Plastics, Inc.
       10.7(2)       Employment Agreement Between the Company's Subsidiary and Allen R.
                     Goldstone, with accompanying termination agreement
       10.8(2)       Employment Agreement Between the Company's Subsidiary and Sanford
                     Schwartz, with accompanying termination agreement
       10.9(4)       Merger Agreement and Plan of Reorganization Between the Company's
                     Subsidiary, SSI Capital Corp., Oralmerge, Inc., et al.
      10.10(5)       Contract for Services effective April 1, 1998 between OraLabs, Inc. and
                     Top Form Brands, Inc.
        11           No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this
                     Annual Report on Form 10-KSB.
        21(2)        List of Subsidiaries of the Company
       23.1(5)       Consent of Independent Public Accountants (Ehrhardt Keefe Steiner & Hottman P.C.)
       23.2(5)       Consent of Independent Public Accountants (Schumacher & Associates, Inc.)
       27            Financial Data Schedule for OraLabs Holding Corp. and Consolidated
                     Subsidiaries


------------------

1 Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
2 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
3 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
4 Incorporated herein by reference to Exhibit A of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
5    Filed herewith.

     (b) A Form 8-K was filed in January 1999 for the reporting date of December 29, 1998, respecting the dismissal of the Company's former independent auditors and the retention of the firm of Ehrhardt Keefe Steiner & Hottman P.C. as the Company's independent auditors.