Form 10QSB
period 1999-03-31
ORALABS HOLDING CORP
filed 1999-05-17
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the quarterly period ended:   March 31, 1999

           or
|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                        to                      .
                               --------------------       --------------------


Commission File Number:  000-23039
                         ---------

                              ORALABS HOLDING CORP.
         ---------------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding.

     Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                      INDEX
                                      -----

                                                                        Page
                                                                       Number
                                                                       ------

Part 1.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31,                     3
            1999 (Unaudited) and December 31, 1998

         Consolidated Statements of Operations                           4
            Three Months Ended March 31, 1999 and
            1998 (Unaudited)

         Consolidated Statement of Stockholders'                         5
             Equity from December 31, 1998
             through March 31, 1999 (Unaudited)

        Consolidated Statements of Cash Flows,                           6
             Three Months Ended March 31, 1999 and
             March 31, 1998 (Unaudited)

        Notes to Consolidated Financial Statements                       7

Item 2. Management's Discussion and Analysis of                         10
        Financial Conditions and Results of Operations

Part II.  Other Information                                             13


Exhibit Index                                                           14



                                      ORALABS HOLDING CORP. AND SUBSIDIARIES
                                            Consolidated Balance Sheets
                                            ---------------------------


                                                                       March 31,             December 31,
                                                                          1998                  1998
                                                                       ---------             ------------
                                                                       Unaudited
                              Assets
Current assets
  Cash and cash equivalents                                              562,916                348,979
  Accounts receivable, net of allowance for
  doubtful accounts of $43,628 and $33,007, respectively               1,425,299              1,125,425
  Inventory                                                            2,000,498              1,962,137
  Deferred income taxes                                                   58,060                 58,060
  Prepaid expenses                                                       128,278                125,242
                                                                      ----------             ----------
    Total current assets                                               4,175,051              3,619,843

Property and equipment at cost, net                                      473,139                431,403
                                                                      ----------             ----------

Total assets                                                           4,648,190              4,051,246
                                                                      =================================

                   Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                    $1,197,134             $  858,866
  Accrued liabilities                                                    204,786                197,190
  Income taxes payable                                                   113,600                106,294
                                                                      ----------             ----------
    Total current liabilities                                          1,515,520              1,162,350

Deferred tax liability                                                    17,941                 17,941
                                                                      ----------             ----------
Total liabilities                                                      1,533,461              1,180,291
                                                                      ----------             ----------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.001 par value, 1,000,000 shares
  authorized; none issued and outstanding                                      0                      0
Common stock, $.001 par value; 100,000,000 shares
authorized;9,160,755 and 9,142,419 issued and
outstanding,respectively                                                   9,160                  9,142
Additional paid-in capital                                             1,216,905              1,179,309
Retained earnings                                                      1,888,664              1,682,504
                                                                      ----------             ----------
Total stockholders' equity                                             3,114,729              2,870,955
                                                                      ----------             ----------


Total liabilities and stockholders' equity                            $4,648,190             $4,051,246
                                                                      =================================

                                 See notes to consolidated financial statements.

                                                         3

                      Consolidated Statements of Operations
                      -------------------------------------
                       For the Three Months Ended March 31
                       -----------------------------------
                                    Unaudited
                                    ---------

                                                        March 31,      March 31,
                                                         1999            1998
                                                       ----------     ----------
Revenue
  Product sales                                        $2,065,705     $1,808,643
 Service Income from Related Party                         58,458              0
  Total Revenues                                        2,124,163      1,808,643
  Cost of sales                                         1,163,747      1,000,621
                                                       -------------------------
    Gross profit                                          960,416        808,022
                                                       -------------------------

Operating expenses
  Engineering                                              43,901         25,588
  Selling and marketing                                   296,968        198,583
  General and administrative                              273,357        229,834
  Other                                                    38,055          2,957
                                                       -------------------------
    Total operating expenses                              652,281        456,962
                                                       -------------------------

Net operating income                                      308,135        351,060

Other income (expense)
  Interest and other income                                 4,228         14,515
                                                       -------------------------
    Total other income (expense)                            4,228         14,515
                                                       -------------------------

Net income before provision for income taxes              312,363        365,575

Provision for income taxes
Current                                                    85,598        124,324
Deferred                                                   20,605              0
                                                       -------------------------
                                                          106,203        124,324
                                                       -------------------------

Net income                                                206,160        241,251

Basic income per common share                          $     0.02     $     0.03
                                                       =========================

Weighted average shares outstanding                     9,168,834      9,123,555
                                                       =========================

Diluted income per share                               $     0.02     $     0.03
                                                       =========================

Diluted weighted average shares outstanding             9,350,451      9,451,168
                                                       =========================

                See notes to consolidated financial statements.



                                      ORALABS HOLDING CORP. AND SUBSIDIARIES

                                   Consolidated Statement of Stockholders' Equity
                                   From December 31, 1998 through March 31, 1999
                                                     Unaudited


                                         Preferred Stock           Common Stock                        Additional
                                    ------------------------------------------------        Paid-In     Retained
                                       Shares       Amount       Shares       Amount        Capital     Earnings        Total
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 1998          $     --     $     --      9,142,419   $    9,142   $1,179,309   $1,682,504   $2,870,955

Common stock Options exercised              --           --         10,000           10        9,990         --         10,000

Common Stock issued for services            --           --          8,336            8       27,606         --         27,614

Net Income                                  --           --           --           --           --        206,160      206,160

                                      ----------------------------------------------------------------------------------------
Balance at March 31, 1999                   --           --      9,160,755        9,160    1,216,905    1,888,664    3,114,729
                                      ========================================================================================



                                   See notes to consolidated financial statements


                                                               5

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
               For the three months ended March 31, 1999 and 1998
                                    Unaudited


                                                        For the 3 Months
                                                          Ended March 31,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
Cash flows from operating activities
Net income                                          $   206,160     $   241,251
                                                    -----------     -----------
Adjustments to reconcile net
 income to net cash provided
 by (used in) operating activities
Depreciation                                             28,360          15,665
Stock issued for services                                27,614            --
Changes in assets and liabilities
  Accounts payable                                      338,268          39,463
  Accrued expenses                                        7,596            --
  Accounts receivable                                  (299,874)        124,492
  Inventory                                             (38,361)       (181,156)
  Income taxes payable                                    7,306            --
  Other current assets                                   (3,036)         26,506
                                                    -----------     -----------

Net cash (used in) provided
 by operating activities                                274,033         266,221
                                                    -----------     -----------

Cash from investing activities
Investment in property and equipment                    (70,096)        (25,336)
                                                    -----------     -----------
Net cash (used in) investing activities                 (70,096)        (25,336)
                                                    -----------     -----------
Cash flows from financing activities
Stock issued and additional paid-in capital              10,000            --
                                                    -----------     -----------
Net cash (used in) financing activities                  10,000            --
                                                    -----------     -----------

Net increase (decrease) in
 cash and cash equivalents                              213,937         240,885
Cash and cash equivalents,
 beginning of period                                    348,979       1,023,598
                                                    -----------     -----------
Cash and cash equivalents, end of period            $   562,916     $ 1,264,483
                                                    ===========     ===========



Supplemental disclosures of cash flow information:

Cash paid for income taxes in the first quarter of 1999 was $106,293 and in the first quarter of 1998 was $117,000.

                See notes to consolidated finanical statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "1998 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

     The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

                    Recently Issued Accounting Pronouncements

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Currently, the Company only has a single business segment.

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

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

                                                                March 31,
                                                                  1999
                                                               ----------

Machinery and Equipment                                          $627,263
Leasehold Improvements                                            131,670
                                                               ----------
                                                                  758,933
                                                               ----------
  Less Accumulated depreciation                                 (285,794)
                                                               ----------
                                                                 $473,139
                                                               ==========

Note 3 - Line-of-Credit
-----------------------

The Company renewed their line-of-credit agreement with a bank in the amount of $750,000 which originally expired May 1999. It has been amended to expire May 2000. All other terms remain unchanged.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 2% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31,1999 and March 31,1998 is $146,632 and $137,758, respectively.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 5 - Earnings Per share
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                           For the Quarter Ended March 31, 1999
                                                                    ---------------------------------------------------
                                                                      Income                Shares            Per-Share
                                                                    (Numerator)          (Denominator)
                                                                    -----------          -------------

Net income                                                          $  206,160

Basic EPS
   Weighted average beginning shares outstanding                          --               9,160,755
   Weighted average option shares issued                                  --                   3,407
   Weighted average shares issued for services                            --                   4,672
                                                                    ----------            ----------
   Income available to common stockholders                             206,160             9,168,834            $  .02
                                                                                                                ======
 Effect of Dilutive Common Stock
   Options                                                                --                 181,617             --

 Diluted EPS
   Income available to common stockholders
    plus assumed conversions                                        $  206,160             9,350,451            $  .02
                                                                    ==========            ==========            ======


                                                                              For the Quarter Ended March 31, 1998
                                                                    ----------------------------------------------------
                                                                       Income               Shares             Per-Share
                                                                    (Numerator)          (Denominator)
                                                                    -----------          -------------

Net income                                                          $  241,250

Basic EPS
   Weighted average beginning shares outstanding
                                                                          --               9,123,555
   Weighted average option shares issued                                  --                   --
   Weighted average shares issued for services                            --                   --
                                                                     ---------           -----------
   Income available to common stockholders                             241,250             9,123,555            $  .03
                                                                                                                ======

 Effect of Dilutive Common Stock
   Options                                                                                   327,613

 Diluted EPS
   Income available to common stockholders plus assumed conversions
                                                                     $ 241,250             9,451,168            $  .03
                                                                     =========           ===========            ======


ITEM 2.
-------

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation


Results of Operations. For the period ending March 31, 1999 as compared with the period ending March 31, 1998.
--------------------------------------------------------------------------------

Product sales increased $257,062 or 3%. The increase was substantially due to growth in lip balm sales.

Service income from Related Party increased $58,458. In April 1998, the Company entered into a management agreement with a company owned by the Company's president. The Company receives a fee for providing certain receiving, shipping and accounting services. The costs related to this income are insignificant.

Selling and marketing increased $98,385. Of this amount: Salaries and commissions increased $53,000, which relates to increased revenues; Trade shows and travel increased $23,600, which was primarily due to our first international sales meeting in conjunction with a trade show in Germany; and advertising increased $17,300 primarily from Nutritional Supplements ads.

General and administrative increased $43,523. Of this amount: salaries and payroll taxes increased $45,200; Legal increased $19,700; Depreciation increased $12,700; and Research and Development decreased $33,500.

Other operating expenses increased $35,099. Of this amount, stock issued for services under a consulting agreement increased $27,600 and stock administrative fees increased $7,500.

Net income decreased $53,211 primarily due to the increased operating expenses as outlined above.


Liquidity and Capital Resources. Balance Sheet as of March 31, 1999 Compared to December 31, 1998.
--------------------------------------------------------------------------------

Cash increased $213,937. Net income of $206,160 contributed to cash with the remaining operating, investing, and financing activities having a net effect of $7,777 as outlined in the Consolidated Statements of Cash Flows.

Accounts receivable increased $299,874. Receivables before open credits increased by $106,200 due to increased sales on account. Customer open credits booked to accounts payable went up $204,600 due to unapplied payments that are scheduled to be reconciled in the second quarter.

Accounts payable increased $338,268. Trade payables increased $119,900 due to timing of vendor invoicing. Customer open credits booked to accounts payable went up $204,600 due to unapplied payments that are scheduled to be reconciled in the second quarter.

Trends. During the first quarter of 1999 the Company experienced growth in Lip Balm and is anticipating additional growth as the year progresses. We have expanded our capacity in lip balm production to meet the increased demand by running our production more efficiently and by adding machinery. The Lip Balm and Candy (sour drops) categories are very large relative to the Breath Drops category. We believe that our marketing strategy is responsible for the growth in lip balm and sours sales.

Conversely, our Breath Drops business is flat primarily due to traditional breath mint competition introducing "power" breath mints. Any revenue growth in our breath drops sales would come from additional store distribution.

Sour Drops have increased in the candy category, which like Lip Balm is very large. We have automation that produces both Breath Drops and Sour drops. We are currently running at less than half capacity in these areas. Any growth can be accommodated without any new capital.

Nutritional Supplements continues to be an area of potential for the Company. We have orders booked for the second quarter that will give us momentum for our anticipated growth.

From a distribution standpoint our highest sales for the first quarter of 1999 were Domestic Convenience Stores at 26%; International at 16%; Dollar Stores at 14%; Beauty Supply Stores at 12%; and Mass Discount-Variety Chains at 8%. We anticipate Mass Discount-Variety Chains to make a larger contribution to revenues in the second quarter.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low cost, impulse items (under $0.99 cents to consumers) and the nutritional supplements are a small part of revenues.

Year 2000. Many computer systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company utilizes software vendors for its computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed during the fourth quarter of 1998. The Company has also completed an assessment of its internal personal computer network, which is expected to be year 2000 compliant by the end of June 1999. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the fourth quarter of 1998. The voice mail system is scheduled to be year 2000 compliant by the end of June 1999.

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

Our suppliers and customers who could adversely effect our business have been surveyed for Year 2000 compliance. All of our material business partners have stated that either they have or will achieve Year 2000 compliance. The Company has not determined the extent to which the Company may be impacted by third parties' systems, which may not be year 2000 compliant. Accordingly, the year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies with whom the Company deals with will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. During the second fiscal quarter the Company will resurvey those suppliers and customers who had previously advised us that they were not yet year 2000 compliant, and the Company will then determine if a contingency plan needs to be formulated.

                           PART II - OTHER INFORMATION

Item No. 1.       Legal Proceedings.  None.
                  ------------------

Item No. 2.       Changes in Securities.  None.
                  ----------------------

Item No. 3.       Defaults Upon Senior Securities.  None.
                  --------------------------------

Item No. 4.       Submission of Matters to a Vote of Security Holders.  None.
                  ----------------------------------------------------

Item No. 5.       Other Information.  None.
                  ------------------

Item No. 6.       Exhibits and Reports on Form 8-K.
                  ---------------------------------

(a)

               (27) Financial  Data  Schedule  for three  months ended March 31,
                    1999 and amended
                    Financial  Data  Schedule  for three  months ended March 31,
                    1998

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

                                     ORALABS HOLDING CORP.



                                     By:  /s/ Gary Schlatter
                                          --------------------------------------
                                          Gary Schlatter, President



                                     By:  /s/ Emile Jordan
                                          --------------------------------------
                                          Emile Jordan, Chief Financial Officer
DATED: May 17, 1999

                                  EXHIBIT INDEX

(27) Financial Data Schedule for three months ended March 31, 1999 and amended Financial Data Schedule for three months ended March 31, 1998