Form 10QSB
period 1999-06-30
ORALABS HOLDING CORP
filed 1999-08-16
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended:   June 30, 1999

                                       or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from                  to
                                       ----------------------------------------


Commission File Number:             000-23039

                              ORALABS HOLDING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Colorado                                           14-1623047
             --------                                           ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)


2901 South Tejon, Englewood, Colorado                                80110
-------------------------------------                                -----
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

                            |_|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                     ORALABS HOLDING COPR. AND SUBSIDIARIES



                                Table of Contents


Part I.     Financial Information
  Item 1.   Financial Statements                                           Page

         Consolidated Balance Sheets as of June 30,1999 (Unaudited)
           And December 31, 1998........................................... 2

         Consolidated Statements of Operations Three and Six Months
          Ended June 30,1999 and 1998 (Unaudited)...........................3

         Consolidated Statement of Stockholders' Equity
          from December 31, 1998 Through June 30,1999.......................4

         Consolidated Statements of Cash Flows, Six
          Months Ended June 30,1999 and June 30,1998........................5

         Notes to Consolidated Financial Statements.........................6


Item 2.  Management's Discussion and Analysis of Financial Conditions
          And Results of Operations.........................................9

Part II.  Other Information ................................................12

Exhibit Index ..............................................................13


                                   ORALABS HOLDING CORP. AND SUBSIDIARIES

                                         Consolidated Balance Sheets
                                         ---------------------------

                                                                   June 30, 1999           December 31, 1998
                                                                   -------------           -----------------
                                                                     Unaudited

                                                Assets
Current Assets
 Cash and cash equivalents                                              536,317                 348,979
 Accounts receivable, net of allowance for
 Doubtful accounts of $46,599 and $33,007, respectively               1,391,340               1,125,425
 Inventory                                                            2,137,042               1,962,137
 Deferred income taxes                                                   58,060                  58,060
 Prepaid expenses                                                       122,136                 125,242
                                                                     ----------              ----------
     Total current assets                                             4,244,895               3,619,843

 Property and equipment at cost, net                                    499,545                 431,403
                                                                     ----------              ----------

 Total Assets                                                         4,744,440               4,051,246
                                                                     ==========              ==========


Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable                                                    $1,167,070              $  858,866
 Accrued liabilities                                                    251,486                 197,190
 Income taxes payable                                                    38,364                 106,294
                                                                     ----------              ----------
     Total current liability                                          1,456,920               1,162,350

Deferred tax liability                                                   17,941                  17,941
                                                                     ----------              ----------
Total liabilities                                                     1,474,861               1,180,291
                                                                     ----------              ----------

Commitments and contingencies

Stockholders' equity
 Preferred stock, $.001 par value, 1,000,000 shares
 Authorized; none issued and outstanding                                      0                       0
Common stock, $.001 par value; 100,000,000 shares
Authorized; 9,160,755 and 9,142,419 issued and
Outstanding, respectively                                                 9,160                   9,142
Additional paid-in capital                                            1,216,905               1,179,309
Retained earnings                                                     2,043,514               1,682,504
                                                                     ----------              ----------
Total stockholders' equity                                            3,269,579               2,870,955
                                                                     ----------              ----------

Total liabilities and stockholders' equity                           $4,744,440              $4,051,246
                                                                     ==========              ==========

                            See Notes to Consolidated Financial Statements

                                                  ORALABS HOLDING CORP, AND SUBSIDIARIES

                                                  Consolidated Statements of Operations
                                          Three and Six months Ended June 30, 1999 and June 30,1998
                                                                (Unaudited)

                                                    Three Months Ended                    Six Months Ended
                                               6/30/99            6/30/98            6/30/99            6/30/98
                                               -------            -------            -------            -------
Revenue
 Product sales                                $1,849,691         $1,561,648         $3,915,396         $3,370,291
 Service Income from Relate Party                 54,028            216,671            112,486            216,671
                                              ----------         ----------         ----------         ----------
Total Revenues                                 1,903,719          1,778,319          4,027,882          3,586,962
                                              ----------         ----------         ----------         ----------
 Cost of Sales                                 1,037,338            810,348          2,201,085          1,810,970
                                              ----------         ----------         ----------         ----------
 Gross Profit                                    866,381            967,971          1,826,797          1,775,992
                                              ----------         ----------         ----------         ----------

Operating expenses
 Engineering                                      57,353             54,184            101,254             79,772
 Selling and Marketing                           243,321            264,862            540,289            463,445
 General and administrative                      305,773            282,334            579,130            512,168
 Other                                            24,874             11,060             62,929             14,017
                                              ----------         ----------         ----------         ----------

 Total operating expenses                        631,321            612,440          1,283,602          1,069,402
                                              ----------         ----------         ----------         ----------

 Net operating income                            235,060            355,531            543,195            706,590

Other income (expense)
 Interest and other income                         4,393              9,263              8,621             23,778
                                              ----------         ----------         ----------         ----------
 Total other income (expense)                      4,393              9,263              8,621             23,778
                                              ----------         ----------         ----------         ----------

Net income before provision for  taxes           235,453            364,794            551,816            730 368

Provision for income taxes
Current                                           84,603            124,030            170,201            248,354
Deferred                                                                                20,605
                                              ----------         ----------         ----------         ----------
                                                  84,603            124,030            190,806            248,354
                                              ----------         ----------         ----------         ----------

Net income                                       154,850            240,764            361,010            482,014

Basic income per common share                 $     0.02         $     0.03         $     0.04               0.05
                                              ----------         ----------         ----------         ----------
Weighed average shares outstanding             9,160,755          9,123,555          9,155,626          9,123,555
                                              ==========         ==========         ==========         ==========

Diluted income per share                      $     0.02         $     0.03         $     0.04               0.05
                                              ==========         ==========         ==========         ==========

Diluted weighted average outstanding           9,476,980          9,519,374          9,471,851          9,519,374
                                              ----------         ----------         ----------         ----------

                                        See Notes to Consolidated Financial Statements


                                                   ORALABS HOLDING CORP, AND SUBSIDIARIES


                                               Consolidated Statement of Stockholders' Equity
                                                     For the six months ended June 30, 1998
                                                                    Unaudited


                                         Preferred Stock           Common Stocks        Additional
                                     ----------------------     ---------------------     Paid-in       Retained
                                       Shares       Amount       Shares      Amount       Capital       Earnings      Total
-----------------------------------------------------------------------------------------------------------------------------


Balance at December 31, 1998               --     $     --      9,142,419   $    9,142   $1,179,309   $1,682,504   $2,870,955

Common Stock Options exercised             --           --         10,000           10        9,990                    10,000

Common Stock issued for service                                     8,336            8       27,606                    27,614

Net Income                                                                                               361,010      361,010
                                     ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at June 30, 1999                   --           --      9,160,755        9,160    1,216,905    2,043,514    3,269,579




                                            See Notes to Consolided Financial Statements



                                ORALABS HOLDING CORP. AND SUBSIDIARIES


                               Consolidated Statement of Cash Flow For the
                            three and six months ended June 30, 1999 and 1998
                                                Unaudited

                                                                   Six Months Ended June 30
                                                               1999                      1998
                                                            -----------              -----------
Cash flows from operating activities
 Net Income                                                 $   361,010              $   482,014
                                                            -----------              -----------
 Adjustments to reconcile net income
 to net cash provided by
(used in) operating activities
 Depreciation                                                    59,478                   32,164
 Stock issued for services                                       27,614                     --
Changes in assets and liabilities                                  --                       --
 Account payable                                                308,204                  (53,335)
 Accrued expenses                                                54,296                     --
 Accounts receivable                                           (265,915)                  31,194
 Inventory                                                     (174,905)                (740,540)
 Income taxes payable                                           (67,930)                    --
 Other current assets                                             3,106                   26,506
                                                            -----------              -----------
Net cash (used in) provided by operating activities             304,958                 (221,997)
                                                            -----------              -----------

Cash from investing activities
 Investment in property and equipment                          (127,620)                (107,562)
                                                            -----------              -----------
 Net cash (used in) investing activities                       (127,620)                (107,562)
                                                            -----------              -----------

Cash flows from financing activities
 Stock issued and additional paid-in capital                     10,000                  (83,198)
                                                            -----------              -----------
 Net cash (used in) provided by financing activities             10,000                  (83,198)

Net increase (decrease) in cash and cash equivalents            187,338                 (412,757)
Cash and cash equivalents, beginning of period                  348,979                1,023,598
                                                            -----------              -----------
Cash and cash equivalents, end of period                    $   536,317              $   610,841
                                                            ===========              ===========

Supplemental disclosure of cash
Income taxes paid                                           $   258,734              $   318,078


                              See Notes to Consolidated Financial Statements

                                                  5

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

In February of 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post retirement Benefits" (SFAS No. 132), which supercedes SFAS No.'s 87, 88, and 106. SFAS No. 132 addresses disclosure only and is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for prior periods is required. The adoption of SFAS No. 132 will have no current impact on the Company's financial statements, as no prior disclosures under SFAS No. 87, 88, or 106 were applicable.

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

                     ORALABS HOLDING CORP. AND SUBSIDIARIES


Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

                                      June 30, 1999
                                      -------------

Machinery and Equipment                 $680,763
Leasehold Improvements                   235,694
                                        --------
                                        $816,457
                                        --------
Less accumulated depreciation           (316,911)
                                        --------
                                         499,545
                                        ========

Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $750,000, which expires May 2000.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 2% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30,1999 and June 30,1998 is $180,589 and $140,010 respectively.

Note 5- Income Per Share Information

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                                                 For the Quarter Ended June 30, 1999
                                                     Income                     Shares
                                                  (Numerator)                Denominator)              Pre-share
                                                  --------------------------------------------------------------
Net Income                                          154,849


Basic EPS
  Weighted average beginning shares outstanding                               9,160,755
  Weighted average options shares issued                                             -
  Weighted average share issued for services                                         -

                                                    -----------------------------------
  Income available to common stockholders           154,849                   9,160,755               $     0.02
                                                                                                      ==========
Effect of Dilutive Common Stock Options                   -                     316,255                        -

Diluted EPS
  Income available to commons stockholders
  Plus assumed conversions                          154,849                   9,476,980               $     0.02
                                                    ------------------------------------------------------------






                                    ORALABS HOLDING CORP. AND SUBSIDIARIES


                                                         For the six Months Ended June 30, 1999
                                                      Income                     Shares
                                                   (Numerator)                (Denominator)             Pre-Share
                                                    -------------------------------------------------------------
Net Income                                           361,009

Basic EPS
Weighted average beginning share outstanding                                    9,142,419
 Weighted average option share issued                                               6,504
 Weighted average shares issued for services                                        6,703
                                                      -----------------------------------
 Income available to common stockholders              361,009                   9,155,626               $    0.04
                                                                                                        =========
Effect of Dilutive Common Stock Options                     -                     316,225                       -

Diluted EPS
 Income available to common stockholders
  Plus assumed conversions                            361,009                   9,471,851               $    0.04
                                                      ===========================================================

                                                                      For the Quarter Ended June 30, 1998
                                                       Income                     Shares
                                                    (Numerator)                (Denominator)             Pre-share
                                                     -------------------------------------------------------------
Net Income                                            240,764

Basic EPS
 Weighted average beginning shares outstanding                                  9,123,555
 Weighted average options shares issued                                                -
 Weighted average shares issued for services                                           -
                                                     ------------------------------------
 Income available to common shareholders               240,764                  9,123,555                $    0.03
                                                                                                         =========
Effect of Dilutive Common Stock Options                      -                    395,819                        -

Diluted EPS
 Income available to common stockholders
   Plus assumed conversions                            240,764                  9,519,374                $    0.03
                                                      ============================================================


                                                                        For the Six Months Ended June 30, 1998
                                                       Income                     Shares
                                                     (Numerator)                (Denominator)           Pre-share
                                                      -------------------------------------------------------
Net Income                                             482,014

Basic EPS
 Weighted average beginning shares outstanding                                  9,123,555
 Weighted average options shared issued                                                 -
 Weighted average shares issued for services                                            -

 Income available to common stockholders               482,014                  9,123,555                $    0.05
                                                                                                         =========
Effect of Dilutive Common Stock Options                      -                    395,819                        -

Diluted EPS
 Income available to common stockholders
  Plus assumed conversion                              482,014                  9,519,374                $    0.05
                                                       ===========================================================


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                       Management Discussion and Analysis
               of Financial Conditions and Results of Operations


Results of Operations. For the three month period ending June 30,1999 as compared with the three month period ending June 30,1998.
--------------------------------------------------------------------------------

Product sales increased $288,043 or 18%. The increase was substantially due to continued growth in lip balm sales.

Service income from Related Party decreased $162,643. The agreement for Service income has been terminated as of July 1, 1999.

Gross profit decreased by $101,590 and as a percentage of Product Sales from 62% to 47%. This was primarily due to discontinuation of the Company's sore throat spray line with the consequential disposal of obsolete inventory in the amount of $133,999.

Selling and marketing decreased $21,541. Trade shows and Travel decreased approximately $23,000. Management evaluated the Trade Shows attended last year and eliminated the least productive ones. Additionally, an increase in Salaries and Commissions of approximately $16,500 was offset by reduced Consulting of approximately $22,500.

General and administrative increased $23,439. This was as a result of: Salaries and payroll taxes increased $19,524; Legal decreased $11,601; Depreciation increased $16,619.

Other Expenses increased $13,814. The increase was primarily for professional fees related to a business opportunity that was evaluated by the Company.

Net income decreased $85,914 primarily due to the discontinued sore throat spray line as outlined above.

Results of Operations. For the six month period ending June 30,1999 as compared with the six month period ending June 30,1998.
--------------------------------------------------------------------------------

Product sales increased $545,105 or 16%. The increase was substantially due to continued growth in lip balm sales.

Service income from Related Party decreased $104,185. The agreement for Service income has been terminated as of July 1, 1999.

Gross profit increased by $50,805, but decreased as a percentage of Product Sales from 53% to 47%. This was primarily due to discontinuation of the Company's sore throat spray line with the consequential disposal of obsolete inventory in the amount of $133,999.

Selling and marketing increased $76,844. This was primarily due to increased Salaries which relates to increased revenues.

General and administrative increased $66,962. This was primarily due to increased Salaries of which approximately $52,000 was to the President under the employment agreement and the balance was for bonuses.

Other increased $48,912. Of this amount, stock issued for services under a consulting agreement increased $27,600; there were professional fees of $13,800 related to a business opportunity that was evaluated by the Company; and stock administrative fees increased $7,500.

Net income decreased $121,006 primarily due to the discontinued sore throat spray line as outlined above.

Liquidity and Capital Resources. Balance Sheet as of June 30,1999 Compared to December 31, 1998.
--------------------------------------------------------------------------------

Cash increased $187,338. Net income of $361,010 contributed to cash which was offset by an increase in inventory of $174,905.

Accounts receivable increased $265,915. The increase is primarily due to an increase in current receivables (1 to 30 days) of approximately $180,000 and open credits of approximately $70,000. Large purchases from key customers with credit balances are anticipated in the third quarter to substantially reduce the Company's accounts receivable balance.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

Inventory increased $174,905. The increase is primarily due to volume purchases of raw materials at reduced prices, which will enable the Company to maintain higher stock levels for open and projected orders from Wal-Mart and Kmart in the lip balm category and for nutritional supplement customers.

The 5htp nutritional supplement inventory has been high relative to sales dollars. The primary reason is that one item (5htp) was purchased in large quantities in anticipation of increased demand which did not occur. The company is currently in the process of negotiating a transaction for the sale of more than half of this inventory. The value of our current 5htp inventory is over $600,000. The market demand for 5htp is still good but our inventory levels are too high for the current sales rate. This has decreased our cash flow and affected liquidity. We expect to have this inventory position converted to cash during the third and fourth quarter.

Property and Equipment increased by $68,142. The increase is for additional labeling and filling capacity to support our growth in the lip balm category.

Accounts payable increased $308,204. The increase is primarily due to increased Trade payables from substantial inventory purchases during the month of June.

Trends
------
Lip Balm grew during the first six months of 1999 and the Company anticipates additional growth as the year progresses. We have expanded our capacity in lip balm production to meet the increased demand by running our production more efficiently, adding management and by adding additional automation. Our lip balm business has grown because of 2 primary reasons, the first being the success of our Lip Rageous brand of flavored and colored lip balm. We have sold this new line to most major drug and mass retail accounts in North America (including Canada). The international acceptance has been just as strong as the domestic markets. The second reason for growth is our private label and contract packaging business has increased substantially. This includes major expansion with current customers and new customers submitting orders. The Lip Balm and Candy (sour drops) categories are very large relative to the Breath Drops category. We expect our lip balm sales to be at least 50% of our core-manufactured products by the end of 1999.

Breath Freshener- revenues have been flat for our breath drop and spray business but we are still experiencing strong demand for our products in the retail stores where we are established. New business is coming along slowly but steadily as we see isolated cases of replacing competitive products. We believe this will continue to happen as we establish more relationships and further solidify current ones. This business should trend up over time but not as fast as other categories that we are in such as lip balm and candy sour drops. Additionally the competition is very fierce and it limits the new sales that we want to pursue. We are not interested in growing this part of our business unless accompanied by profits. We expect breath freshener to be approximately 25-30 percent of our revenue for the year.

Sour Drops- business has increased due to the size of the category being large but primarily due to the consumer demand for our sour drop products. We have recently introduced new flavors to gain additional shelf facings in retail stores. Market demand for the sour category of the candy business remains high. Our manufacturing capacities are capable of handling any foreseen increase in this business. (We use the same automation for the sour drops as for our breath freshening products.)

Nutritional Supplements- continues to be an area of potential for the Company. We had substantial orders booked in the second quarter that will give us additional revenue and momentum for our anticipated growth for the balance of 1999. We received planogram spots for 3 new products in the GNC stores nationwide. We have seen numerous mass retailers purchase our line of Healthy Bears (vitaminized gummy bears). We expect to see additional distribution as consumer demand appears to be strong based on retail reports.

Classes of Trade-From a distribution standpoint our highest sales for the first six months of 1999 were Domestic Convenience Stores at 26%; International at 17%; Dollar Stores at 14%; Beauty Supply Stores at 9%; and Mass Discount-Variety Chains at 9%. We anticipate Mass Discount-Variety Chains to make a higher percentage contribution to revenues in the last half of the year with increased distribution to Wal-Mart and Kmart.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low cost, impulse items (under $0.99 cents to consumers) and the nutritional supplements are a small part of revenues.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

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

The Company utilizes software vendors for its computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed during the fourth quarter of 1998. The Company has also completed an assessment of its internal personal computer network, which is year 2000 compliant. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the fourth quarter of 1998. The voice mail system iwas recently replaced to become year 2000 compliant.

The Company's cost of becoming year 2000 compliant is not material to the financial condition of the Company. To date the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and the installation of a year 2000 compliant version of its financial, inventory, and production software.

Our suppliers and customers who could adversely effect our business have been surveyed for Year 2000 compliance. All of our material business partners have stated that either they have or will achieve Year 2000 compliance. The Company has not determined the extent to which the Company may be impacted by third parties' systems, which may not be year 2000 compliant. Accordingly, the year 2000 computer issue may create risk for the Company from third parties with whom the Company deals. There can be no assurance that the systems of other companies with whom the Company deals with will be timely converted, or that any such failure to convert by another company could not have an adverse effect on the Company. During the second fiscal quarter the Company re-surveyed those suppliers and customers who had previously advised us that they were not yet year 2000 compliant. The Company has determined that back up suppliers are available and the Company's material customers such as Wal-Mart, Kmart and Rite-Aid are year 2000 compliant. Therefore, no formalized contingency plan is scheduled.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item No. 1.         Legal Proceedings. The Company is not a party to any
                    material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject except for the litigation described in Item 3 of
                    Part I of the Company's Form 10-KSB filed for 1998 and incorporated herein by reference. Certain of the claims against the Company have been dismissed following the Company's filing of a motion to dismiss.


Item No. 2.         Changes in Securities.  None.

Item No. 3.         Defaults Upon Senior Securities.  None.

Item No. 4.         Submission of Matters to a Vote of Security Holders. On May
                    27, 1999, the annual meeting of stockholders of the Company was held at the Company's headquarters in Englewood, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were re-elected. The voting was as follows; Gary H.
                    Schlatter 8,462,045 for, 0 against, 6,780 abstain; Suzan M.
                    Schlatter 8,450,800 for, 0 against, 18,025 abstain;
                    Michael I. Friess 8,453,520 for, 0 against, 15,305 abstain;
                    Allen R. Goldstone 8,463,570 for, 0 against, 5,255 abstain.
                    There were no broker nonvotes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending December 31, 1999, there were 8,464,085 votes in favor, 3,850 against and 890 abstentions. There were no broker nonvotes.

Item No. 5.         Other Information.  None.

Item No. 6.         Exhibits and Reports on Form 8-K.

(a)

(27) Financial Data Schedule for 6 months ended June 30, 1999 and amended financial data schedule for 6 month period ended June 30, 1998 (filed herewith)


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

                                     ORALABS HOLDING CORP.



                                     By:  /s/ Gary Schlatter
                                          ------------------------------------
                                          Gary Schlatter, President



                                     By:  /s/ Emile Jordan
                                          ------------------------------------
                                          Emile Jordan, Chief Financial Officer




DATED: August 16, 1999

                                 EXHIBIT INDEX



     Exhibit No.                  Description
     -----------                  -----------


         27 Financial Data Schedule for 6 months ended June 30, 1999 and Amended Financial data Schedule for 6 month period ended June 30, 1998 (filed herewith)