Form 10QSB
period 1999-09-30
ORALABS HOLDING CORP
filed 1999-11-03
CIK 1044577

ORALABS HOLDING CORP AND SUBSIDIARIES

                                Table of Contents
                                -----------------


Part I. Financial Information

Item 1. Financial Statement                                               Page
                                                                          ----

        Consolidated Balance Sheets as of September 30,1999 (Unaudited)
         And December 31, 1998...............................................2

        Consolidated Statements of Operations Three and Nine Months
         Ended September 30,1999 and 1998 (Unaudited)........................3

        Consolidated Statement of Stockholders' Equity from
         December 31, 1998 Through September 30,1999 (Unaudited).............4

        Consolidated Statements of Cash Flows, Nine Months Ended
         September 30,1999 and September 30,1998 (Unaudited).................5

        Notes to Consolidated Financial Statements.......................6 - 9


Item 2. Management's Discussion and analysis of Financial Conditions
          And Results of Operations....................................10 - 12

Part II. Other Information .................................................13

        Exhibit Index.......................................................14



                              ORALABS HOLDING CORP AND SUBSIDIARIES

                                   Consolidated Balance Sheets
                                   ---------------------------




                                                                        September 30,  December 31,
                                                                            1999          1998
                                                                          ----------   ----------
                                                                          Unaudited
Assets
Current Assets
    Cash and cash equivalents                                                693,581      348,979
    Accounts receivable, net of allowance for doubtful
         accounts of $62,020 and $33,007, respectively                     1,416,357    1,125,425
    Inventory                                                              2,309,699    1,962,137
    Deferred income taxes                                                     58,060       58,060
    Prepaid expenses                                                         107,758      125,242
                                                                          ----------   ----------
        Total Current Assets                                               4,585,455    3,619,843

Property and equipment at cost, net                                          545,471      431,403
                                                                          ----------   ----------

Total Assets                                                               5,130,926    4,051,246
                                                                          ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                    $  670,652   $  858,866
      Accrued liabilities                                                    253,090      197,190
      Income taxes payable                                                   252,160      106,294
                                                                          ----------   ----------
          Total current liabilities                                        1,175,902    1,162,350

Deferred tax liability                                                        17,941       17,941
                                                                          ----------   ----------
Total liabitilities                                                        1,193,843    1,180,291
                                                                          ----------   ----------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized, 9,160,755
and 9,142,419 issued and outstanding, respectively                             9,160        9,142
Additional paid-in capital                                                 1,216,905    1,179,309
Retained Earnings                                                          2,711,018    1,682,504
                                                                          ----------   ----------
Total stockholders' equity                                                 3,937,083    2,870,955
                                                                          ----------   ----------


Total liabilities and stockholders' equity                                $5,130,926   $4,051,246
                                                                          ==========   ==========


                         See Notes to Consolidated Financial Statements

                                                2


                              ORALABS HOLDING CORP AND SUBSIDIARIES

                              Consolidated Statements of Operations
              Three and Nine Months ended September 30, 1999 and September 30, 1998
                                            Unaudited

                                                  Three Months Ended          Nine Months Ended
                                               ------------------------   -----------------------
                                                 9/30/99      09/30/98      9/30/99     09/30/98
                                               ----------    ----------   ----------   ----------
Revenues:
  Product sales                                 2,768,488    $1,479,401   $6,683,884   $4,849,692
  Service income from related party                     0       269,850      112,486      486,521
                                               ----------    ----------   ----------   ----------
Total Revenues                                  2,768,488     1,749,251    6,796,370    5,336,213
                                               ----------    ----------   ----------   ----------
Cost of Sales                                   1,526,937       893,995    3,728,022    2,704,965
                                               ----------    ----------   ----------   ----------
Gross Profit                                    1,241,551       855,256    3,068,348    2,631,248
                                               ----------    ----------   ----------   ----------

Operating Expenses:
  Engineering                                      35,153        35,209      136,407      114,981
  Selling and marketing costs                     249,691       196,185      789,980      659,630
  General and administrative                      222,330       276,070      801,460      788,238
  Other                                            (9,738)       23,498       53,191       37,515
                                               ----------    ----------   ----------   ----------
Total operating expenses                          497,436       530,962    1,781,038    1,600,364
                                               ----------    ----------   ----------   ----------

Net Operating Income                              744,115       324,294    1,287,310    1,030,884

Other Income (expense)
   Interest and other income                      320,485        12,660      329,106       36,438
                                               ----------    ----------   ----------   ----------
Total other income (expense)                      320,485        12,660      329,106       36,438
                                               ----------    ----------   ----------   ----------

Net income before provision for income taxes    1,064,600       336,954    1,616,416    1,067,322

Provision for  income taxes
   Current                                        397,096       114,564      567,297      362,918
   Deferred                                                                   20,605
                                               ----------    ----------   ----------   ----------
                                                  397,096       114,564      587,902      362,918
                                               ----------    ----------   ----------   ----------

Net Income                                        667,504       222,390    1,028,514      704,404
                                               ==========    ==========   ==========   ==========


Basic income per common share                  $      .07    $      .02   $      .11   $      .08
                                               ==========    ==========   ==========   ==========
Weighted average shares outstanding             9,160,755     9,129,921    9,157,348    9,123,555
                                               ==========    ==========   ==========   ==========
Diluted income per share                       $      .07    $      .02   $      .11   $      .07
                                               ==========    ==========   ==========   ==========
Diluted weighted average shares outstanding     9,357,680     9,460,112    9,354,273    9,460,112
                                               ==========    ==========   ==========   ==========


                         See Notes to Consolidated Financial Statements




                                          ORALABS HOLDING CORP AND SUBSIDIARIES

                                     Consolidated Statement of Stockholders' Equity
                                      For the nine months ended September 30, 1999
                                                       Unaudited

                                      Preferred Stock              Common Stock       Addl Paid-In   Retained
                                    Shares       Amount         Shares       Amount      Capital     Earnings      Total
                                    ------       ------         ------       ------      -------     --------      -----
Balance at Dec. 31, 1998                                      9,142,419   $    9,142   $1,179,309   $1,682,504   $2,870,955

Common stock options exercised                                   10,000           10        9,990                    10,000

Common stock issued for services                                  8,336            8       27,606                    27,614

Net Income                                                                                           1,028,514    1,028,514
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at September 30, 1999                                 9,160,755   $    9,160   $1,216,905   $2,711,018   $3,937,083
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========





                                     See Notes to Consolidated Financial Statements




                      ORALABS HOLDING CORP AND SUBSIDIARIES


                      Consolidated Statements of Cash Flow
             For the nine months ended September 30, 1999 and 1998
                                    Unaudited


                                                     Nine Months Ended September 30
                                                     ------------------------------
                                                          1999            1998
                                                       -----------    -----------
Cash flows from operating activities
------------------------------------
Net Income                                             $ 1,028,514    $   704,404
                                                       -----------    -----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
 Depreciation                                               90,596         49,897
 Stock issued for services                                  27,614         11,456
 Changes in assets and liabilities:
 Accounts Payable                                         (188,214)       (89,378)
 Accrued expenses                                           55,900           --
 Accounts Receivable                                      (290,932)       (75,561)
 Inventory                                                (347,562)    (1,146,145)
 Income taxes payable                                      145,866           --
 Other current assets                                       17,484         14,307
                                                       -----------    -----------
Net cash (used in) provided by operating activities        539,266       (531,022)
                                                       -----------    -----------

Cash from investing activities
  Investment in property and equipment                    (204,664)      (231,533)
                                                       -----------    -----------
  Net Cash (used in) investing activities                 (204,664)      (231,533)
                                                       -----------    -----------

Cash flows from financing activities
   Stock issued and additional paid-in capital              10,000          2,200
                                                       -----------    -----------
Net cash (used in) provided by financing activities         10,000          2,200
                                                       -----------    -----------

Net Increase (decrease) in cash and cash equivalents       344,602       (760,355)
Cash and cash equivalents, beginning of the period         348,979      1,023,598
                                                       -----------    -----------
Cash and cash equivalents, end of the period           $   693,581    $   263,243
                                                       ===========    ===========

Supplemental disclosures or cash:
   Income taxes paid                                   $   183,300    $   479,411


                 See Notes to Consolidated Financial Statements

                                        5

                      ORALABS HOLDING CORP AND SUBSIDIARIES

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

In June of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15,1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated anew and documented under the provisions of this statement. The adoption of SFAS No. 133 shall not be retroactively applied. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

Machinery and equipment:
------------------------

                                          September 30,1999
                                          -----------------
Machinery and equipment                       $ 758,069
Leasehold Improvements                          137,533
                                              ---------
                                                895,602
                                              ---------
Less accumulated depreciation                  (350,131)
                                              ---------
                                              $ 545,471
                                              =========


Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $750,000, which expires May 2000.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 2% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30,1999 and September 30,1998 is $180,589 and $140,010 respectively.

Note 5- Income Per Share Information
------------------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:



For the Quarter Ended September 30, 1999
----------------------------------------
                                                             Income       Shares    Per Share
                                                           (Numerator) (Denominator)   Amt
                                                           ----------- -------------   ---
Net Income                                                 $  667,504

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services
                                                           ----------   ----------
Income available to stockholders                           $  667,504    9,160,755   $   .07
                                                                                     =======


Effect of Dilutive Common Stock Options                                    196,925

Diluted EPS
    Income available to common stockholders plus assumed   ----------   ----------   -------
       Plus assumed conversion computations                $  667,504    9,357,680   $   .07
                                                           ==========   ==========   =======


                                        7


                            ORALABS HOLDING CORP AND SUBSIDIARIES


For the Nine Months Ended September 30, 1999
--------------------------------------------
                                                             Income        Shares    Per Share
                                                           (Numerator) (Denominator)    Amt
                                                           ----------- -------------    ---
Net Income                                                 $1,028,514

Basic EPS
   Weighted average beginning shares outstanding                         9,142,419
   Weighted average options shares issued                                    7,119
   Weighted average shares issued for services                               7,810
                                                           ----------   ----------
Income available to stockholders                           $1,028,514    9,157,348   $   .11
                                                                                     =======


Effect of Dilutive Common Stock Options                                    196,925

Diluted EPS
    Income available to common stockholders plus assumed   ----------   ----------   -------
       Plus assumed conversion computations                $1,028,514    9,354,273   $   .11
                                                           ==========   ==========   =======



For the Quarter Ended September 30, 1998
----------------------------------------
                                                            Income         Shares   Per Share
                                                          (Numerator)  (Denominator)   Amt
                                                          -----------  -------------   ---
Net Income                                                 $  222,390

Basic EPS
   Weighted average beginning shares outstanding                         9,129,921
   Weighted average options shares issued
   Weighted average shares issued for services
                                                           ----------   ----------
Income available to stockholders                           $  222,390    9,129,921   $   .02
                                                                                     =======


Effect of Dilutive Common Stock Options                                    330,191

Diluted EPS
    Income available to common stockholders plus assumed   ----------   ----------   -------
       Plus assumed conversion computations                $  222,390    9,460,112   $   .02
                                                           ==========   ==========   =======


                                              8


                            ORALABS HOLDING CORP AND SUBSIDIARIES


For the Nine Months September 30, 1998
--------------------------------------
                                                             Income       Shares    Per Share
                                                          (Numerator)  (Denominator)   Amt
                                                          -----------  -------------   ---
Net Income                                                 $  704,404

Basic EPS
   Weighted average beginning shares outstanding                         9,129,921
   Weighted average options shares issued
   Weighted average shares issued for services
                                                           ----------   ----------
Income available to stockholders                           $  704,404    9,129,921   $   .08
                                                                                     =======


Effect of Dilutive Common Stock Options                                    330,191

Diluted EPS
    Income available to common stockholders plus assumed   ----------   ----------   -------
       Plus assumed conversion computations                $  704,404    9,460,112   $   .07
                                                           ==========   ==========   =======



                                              9

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 1999. Words such as "expect", "anticipat", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations. For the three month period ending September 30,1999 as compared with the three month period ending September 30,1998.
--------------------------------------------------------------

Product sales increased $1,289,087 or 87%. The increase was substantially due to continued growth in lip balm sales.

Service income from Related Party decreased $269,850. The agreement for Service income was terminated as of July 1, 1999.

Gross profit increased by $386,295, primarily as a result of overall growth from the increased Sales. Gross Profit as a percentage of Product Sales decreased from 58% to 45%, due in large part to increased promotional costs of approximately $195,000, which was used primarily to gain new business.

Engineering had no material change for this period.

Selling and marketing increased $53,506. The increase was from a combination of increased Salaries and Commissions of approximately $90,000 and increased Selling Office expenses of approximately $18,000, which was offset by reduced Advertising of approximately $27,000 and reduced Consulting of approximately $27,500.

General and  administrative  decreased $53,740  substantially from a decrease in
professional   fees.  Some  professional  fees  were  reallocated  to  the  cost associated with the company's transaction as outlined in Other Income.

Other Operating Expenses had no material change for this period.

Other Income increased $307,825. This was substantially due to a transaction in which the Company received a one-time cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased $445,114, or 200% as outlined above.


Results of Operations. For the nine month period ending September 30,1999 as compared with the nine month period ending September 30,1998.
-------------------------------------------------------------

Product sales increased $1,834,192 or 38%. The increase was substantially due to continued growth in lip balm sales.

Service income from Related Party decreased $374,035. The agreement for Service income was terminated as of July 1, 1999.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Gross profit increased by $437,100 and as a percentage of Product Sales decreased from 54% to 46%. As was the case for the previously discussed three month period the overall growth was from the increased Sales. The decrease as a percentage of Product Sales was due in part to an increased promotional cost of approximately $371,000 (10.2% as compared to 6.4%), used primarily to gain new business. Additionally, the discontinuation of the Company's sore throat spray line during the second quarter of 1999 with the consequential disposal of obsolete inventory in the amount of approximately $134,000 further impacted Gross Profit.

Engineering had no material change for this period.

Selling and marketing increased $130,350. The increase was primarily from a combination of increased Salaries and Commissions of approximately $160,000, which was offset by reduced Consulting of approximately $37,000.

General and administrative had no material change for this period.

Other Operating Expenses had no material change for this period.

Other Income increased $292,668. This was substantially due to a transaction in which the Company received a one-time cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased $324,110, or 46% as outlined above.


Liquidity and Capital Resources. Balance Sheet as of September 30,1999 Compared to December 31, 1998.
---------------------

Cash increased $344,602. Net income of $1,028,514 for the first nine months of 1999 as compared to Net Income of $818,559 for the twelve-month period of 1998 increased by $209,955. The increase in Net Income in combination with the operating and property and equipment investment activities discussed below give further explanation as to the increase in cash of $344,602 as outlined in the Consolidated Statements of Cash Flow.

Accounts Receivable increased $290,932. The increase was substantially due to increased sales, particularly in September, which was primarily reflected in current receivables (1 to 30 days).

Inventory increased $347,562. As stated in the June 30, 1999 Form 10-QSB. "The increase is primarily due to volume purchases of raw materials at reduced prices, which will enable the Company to maintain higher stock levels for open and projected orders from Wal-Mart and Kmart in the lip balm category and for nutritional supplement customers."

The nutritional supplement inventory remains high relative to sales dollars. The primary reason is that one item (5HTP) was purchased in large quantities in anticipation of increased demand which did not occur. The company continues to actively negotiate for the sale of this inventory. The value of our current 5HTP inventory is approximately $593,000. The market demand for 5HTP is moderate to low. Our inventory levels are too high for the current sales rate. This has decreased our cash flow and affected liquidity. We hope to have this inventory converted to cash during the fourth quarter, or we will expect a write down.

Property and Equipment increased by $114,068. The increase is for additional labeling and filling capacity to support our continued growth in the lip balm category.

Accounts payable decreased $188,214. The decrease is substantially due to decreased Trade payables.

Income taxes payable increased $145,866. This is the result of higher revenues in the last month of the quarter. Accordingly, income taxes payable were accrued but not paid.

Retained Earnings increased $1,028,514. This increase is as a result of net income year to date.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Trends
------

Lip Balm continued to grow at an accelerated pace during the 3rd quarter of 1999 and was up 113% year to date as compared to the same time period last year. The company expects additional growth to continue throughout the fourth quarter of 1999, with comparable results for this product category to the 3rd quarter of 1999. We have expanded our capacity in lip balm production and are planning additional increased capacity to keep up with demand. The success of our Lip Rageous brand of flavored and colored lip balm appears to still have more upside as we add more retailers and as we experience excellent sell through at the retail level. Last quarter we projected that lip balm would become 50% of our business by the end of the year and that has already happened. We expect lip balm to become an even larger part of our product mix.

Breath Fresheners have slowed although we are seeing and expect to see some growth in the near future. Breath Fresheners revenue was down by 13% year to date as compared to the same time period last year.

Sour Drops are expected to grow at a slightly higher pace through the rest of the year and the foreseeable future. Sour drop revenue was up one-half percent (1/2%) year to date as compared to the same time period last year. Projected increases are due to an expanded customer base.

Nutritional Supplements continues to be an area of great potential for the Company. Our strategy of niche products sales has resulted in sales slower than we would like but we believe it is still a sound direction. Revenue was up 113% year to date as compared to the same time period last year. Our relationships and contacts at the retail level should allow for continued growth.

Classes of Trade. From a distribution standpoint our highest sales for the first six months of 1999 were Domestic Convenience Stores at 23%; International at 19%; Mass Discount-Variety Chains at 10%; Dollar Stores at 10%; and Beauty Supply Stores at 8%;. We anticipate continued growth as a percentage to occur in the Mass Discount-Variety Chains with Wal-Mart and Kmart leading the way. Drug Stores, currently at 6%, could climb into the top five categories with increased presence from Rite Aid and Walgreens paving the way.

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

The Company utilizes software vendors for its computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed during the fourth quarter of 1998. The Company has also completed an assessment of its internal personal computer network, which is year 2000 compliant. Updating telephones, facsimile machines and labeling equipment for year 2000 was completed during the fourth quarter of 1998. The voice mail system was recently replaced to become year 2000 compliant.

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

                      ORALABS HOLDING CORP AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item No. 1.    Legal  Proceedings.  The  Company is not a party to any  material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject except for the litigation described in Item 1 of Part II of the Company's Form
               10-QSB filed for the period ended June 30, 1999.

Item No. 2.    Changes in Securities.  None.

Item No. 3.    Defaults Upon Senior Securities.  None.

Item No. 4.    Submission of Matters to a Vote of Security Holders.  None

Item No. 5.    Other Information.  None.

Item No. 6.    Exhibits and Reports on Form 8-K.

(a)

(27) Financial Data Schedule for 9 months ended September 30, 1999 and amended financial data schedule for 9 month period ended September 30, 1998 (filed herewith)


(b) There were no reports on Form 8-K filed during the quarter reported upon in this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORALABS HOLDING CORP.



                                          By: /s/ Gary Schlatter
                                          ----------------------
                                          Gary Schlatter, President



                                          By: /s/ Emile Jordan
                                          --------------------
                                          Emile Jordan, Chief Financial Officer


DATED: November 2, 1999

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                                  EXHIBIT INDEX


EX- (27) Financial Data Schedule for 9 months ended September 30, 1999 and amended financial data schedule for 9 month period ended September 30, 1998 (filed herewith )