Form 10KSB/A
period 1998-12-31
ORALABS HOLDING CORP
filed 2000-02-07
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A


(Mark One)
|X|

[ X ] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

|   ]     Transition report under section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the transition period from               to
                                                     -------------    ----------
Commission File Number:     000-23039
                            ---------

                              ORALABS HOLDING CORP.
                              ---------------------
                 (Name of small business issuer in its charter)

           Colorado                                          14-1623047
           --------                                          ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

2901 South Tejon Street, Englewood, Colorado                   80110
--------------------------------------------             ----------------
  (Address of principal executive offices)                   (Zip Code)

(Issuer's telephone number:    (303) 783-9499

Securities to be registered under Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
        None
-------------------                   ------------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year : $7,090,016 As of March 25, 1999, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date, was approximately $4,512,165. (Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes _______ No _______

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 1999, there were 9,160,755 shares of common stock outstanding.

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

                     Transitional Small Business Disclosure
                               Format (Check one):
                                Yes         No   X
                                    -----      -----

                                     PART I


Explanatory Note: The purpose of this Amendment is to amend the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998 (the "Original Filing") to revise certain portions of the Description of Business-Products Launched in 1998, Management's Discussion and Analysis, the Financial Statements and the list of Exhibits. This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.


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

     The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth- whitening products. The name of the Subsidiary was originally AmWhite Labs, Incorporated, which was changed in April 1994 to OraLabs, Inc. In 1992 the Subsidiary's flagship product, Ice Drops(R), a breath drop product sold in a small plastic bottle, was introduced as an alternative to breath sprays and candy breath mints. In 1995 the Company introduced its brand of breath sprays under the Ice Drops(R) name. This impulse-priced product was distributed substantially under the same distribution network established for the Ice Drops(R) breath drops. The Subsidiary sought to have both products displayed at checkout counters and in convenience stores to be positioned as consumer impulse purchases.

     In 1996 the Subsidiary introduced a line of lip balms sold in a patented mini-size package, in furtherance of the Subsidiary's consumer impulse marketing strategy. In addition, three new SPF- 30 sun block lip balms were introduced. In 1997 OraLabs introduced its extreme sour drops, which are a line of liquid sour candy drops packaged in the same small bottle as the traditional Ice Drops(R).

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

          Products Launched in 1998. In 1998, the Company began selling dietary supplements and related products in the nutritional supplement market. The nutritional supplement market not only contains branded and generic products such as simple vitamins and minerals, but also includes more complex products such as combinations of a wide variety of vitamin, mineral and herbal products as well as sports nutrition and meal supplements. The nutritional supplement category is large and growing with an estimated $12.7 billion in sales in 1997 according to the Nutrition Business Journal. The Company entered this market with four products: MSM, Glucosamine+MSM, 5-HTP and vitaminized gummy bears.

     The Company's encapsulated products consist of MSM, Glucosamine+MSM and 5-HTP. To make these products, the Company buys the raw materials and provides the materials and labels to an encapsulator for production and packaging. The products are then shipped by the Company. Among other things, MSM is intended to combat pain associated with allergies, arthritis and strained joints while the Glucosamine+MSM aims to further relieve symptoms of joint pains, muscle pains and arthritis. These products are sold through a variety of the Company's customers.

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


     The following tables show the amount of sales and cost of sales for 5-HTP and the other nutritional supplements for 1998 (no sales of these products were made in 1997):

--------------------------------------------------------------------------------
                           5-HTP
                           -----
Sales                                                           $ 284,050
Cost of Sales                                                   $ 157,343
--------------------------------------------------------------------------------
                         VITAMIN E
                         ---------
Sales                                                           $   9,480
Cost of Sales                                                   $   6,137
--------------------------------------------------------------------------------
                           BEARS
                           -----
Sales                                                           $  79,896
Cost of Sales                                                   $  52,072
--------------------------------------------------------------------------------
                      MSM/GLUCOSAMINE
                      ---------------
Sales                                                           $  48,994
Cost of Sales                                                   $  32,103
--------------------------------------------------------------------------------


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

     In 1998, the Company licensed the right to sell a product known as Sure Squeeze, which is a squeegee-like device that slides onto the end of a tube (such as a toothpaste tube) to allow all of the toothpaste (or other contents of the tube) to be dispensed. The product was initially sold to Wal- Mart but now is also being sold to other retailers.

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

          With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups, major drug manufacturers and Fortune 100 companies. The vast size makes it possible for many niche marketers as well as the major manufacturers to be successful although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and the health food industry retailers. In addition, there are many multi-level marketers and direct sellers supplying nutritional supplements.

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

          In June 1998, the Company issued 5,000 options to each of two, non-employee members of the board of directors of the Company under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and

4(2) of the Act. The options vest in four equal installments over a period of four years, with each option having an exercise price of $4.25 per share.

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


     Product sales decreased approximately $209,000 or 3%. The Company's returns and allowances increased approximately $299,000. The Company recorded approximately $690,000 in returns and allowances for 1998, substantially from cough and cold (zinc and sore throat spray) product returns. The returns were charged against sales. The returns were caused by poor sale of the products at the retail level. The Company believes that the main reason for poor sales was that the unique pocket size, spray container of the zinc products did not receive the Company's anticipated acceptance by consumers (see "Trends" below). The Company does not anticipate any material cough and cold returns in 1999 and customers who returned the products have remained customers of the Company through purchases of the Company's lip care and oral care product lines.

     Services income increased approximately $537,000. In April 1998, the Company entered into a management agreement with a company owned by the Company's president. The Company receives a fee for providing certain receiving, shipping and accounting services. Revenue is recognized as product is shipped. At December 31, 1998, the Company recognized revenue of approximately $537,000 under this agreement. The costs related to this income are incidental.


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

     General and administrative expenses increased approximately $269,000. The Company's administrative salaries increased approximately $139,000, of which approximately $94,000 was to the President under the employment agreement and the balance of approximately $45,000 was predominantly for additional staffing. Consulting increased approximately $37,000, with diminished consulting anticipated for 1999. Research and development increased approximately $42,000 due to the VitaSpray line that the Company investigated but decided against selling. Depreciation increased $34,186 due to fixed asset additions of $303,614. Property insurance increased $14,235 due to the additional building, increased inventory and equipment.

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


     As discussed in "Trends" below, the Company does not believe that the phasing out of zinc products will have an adverse effect upon the Company's future financial position or liquidity.

     Trends. The phasing out of zinc products will have no further impact on the financial position, results of operations or liquidity of the Company as the product was written off and disposed of as of December 31, 1998 in the amount of $66,024. The Company may continue to seek to sell or otherwise dispose of the remaining sore throat spray inventory of $138,699, and if no sale or disposition occurs, the Company intends to write off any remaining inventory prior to the end of 1999.

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

     The Company does not believe that the cost of becoming year 2000 compliant will be material to the financial condition of the Company. To date the Company has incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and the installation of a year 2000 compliant version of its financial, inventory, and production software. The Company will be replacing its network server and upgrading its telephone systems for a total cost of approximately $20,000, which will be depreciated on a straight line basis over five years.


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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-K immediately following the signature pages:

         1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                           Independent Auditors' Report
                           Consolidated Balance Sheet - December 31, 1998 Consolidated Statements of Operations for the years ended December 31, 1998 and December 31, 1997 Consolidated Statement of Stockholders' Equity from December 31, 1996 through December 31, 1998 Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997
                           Notes to Consolidated Financial Statements

         2.       Exhibits required to be filed are listed below:
                           Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, rom the reports noted below:




      Exhibit
        No.        Description
        ---        -----------

      3.1(i)(1)    Articles of Incorporation
     3.1(ii)(2)    Amended and Restated Bylaws
     3.1(ii)(5)    Second Amended and Restated Bylaws
        4(2)       Specimen Certificate for Common Stock
       10.1(2)     1997 Stock Plan
       10.2(2)     1997 Non-Employee Directors' Option Plan
       10.3(3)     Amended and Restated Employment Agreement Between the Company's
                   Subsidiary and Gary Schlatter
       10.4(2)     Initial Stock Option Grant to Michael Friess under 1997 Non-Employee
                   Directors' Option Plan
     10.5(i)(2)    Lease Agreement Between the Company's Subsidiary and Gary Schlatter
                   (September 1, 1995)
     10.5(ii)(5)   Business Lease Between the Company and 2780 South Raritan, LLC, (July
                   1, 1998)
       10.6(2)     Sublease Agreement Between the Company's Subsidiary and Modern
                   Plastics, Inc.
       10.7(2)     Employment Agreement Between the Company's Subsidiary and Allen R.
                   Goldstone, with accompanying termination agreement
       10.8(2)     Employment Agreement Between the Company's Subsidiary and Sanford
                   Schwartz, with accompanying termination agreement
       10.9(4)     Merger Agreement and Plan of Reorganization Between the Company's
                   Subsidiary, SSI Capital Corp., Oralmerge, Inc., et al.
      10.10(5)     Contract for Services effective April 1, 1998 between OraLabs, Inc. and Top
                   Form Brands, Inc.
        11         No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this
                   Annual Report on Form 10-KSB.
       21 (2)      List of Subsidiaries of the Company
       23.1(5)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
                   Hottman P.C.)
       23.2(5)     Consent of Independent Public Accountants (Schumacher & Associates,
                   Inc.)

       23.3(6)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
                   Hottman P.C.)
       23.4(6)     Consent of Independent Public Accountants (Schumacher & Associates,
                   Inc.)

       27.(6)      Financial Data Schedule for OraLabs Holding Corp. and Consolidated
                   Subsidiaries


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

3 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

4 Incorporated herein by reference to Exhibit A of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.


5 Incorporated by reference to the Company's Form 10-KSB filed for the fiscal year 1998.

6    Filed herewith.


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

                                  ORALABS HOLDING CORP.



                                  By:      /s/ Gary H. Schlatter
                                           -------------------------------------
                                           Gary H. Schlatter, President

                                  By:      /s/ Emile Jordan
                                           -------------------------------------
                                           Emile Jordan, Chief Financial Officer
Date:    February 7, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                            Title                    Date
        ---------                            -----                    ----

  /s/ Gary H. Schlatter              Director, President,       February 7, 2000
-------------------------------
    Gary H. Schlatter               Chief Executive Officer

  /s/ Allen R. Goldstone                   Director             February 7, 2000
------------------------------
   Allen R. Goldstone

 /s/ Michael I. Friess                     Director             February 7, 2000
------------------------------
   Michael I. Friess

                              ORALABS HOLDING CORP.
                                AND SUBSIDIARIES

                              Financial Statements
                           December 31, 1998 and 1997

                     ORALABS HOLDING CORP. AND SUBSIDIARIES





                                Table of Contents
                                -----------------


                                                                        Page
                                                                        ----

Independent Auditors' Report............................................F - 1

Independent Auditors' Report............................................F - 2

Consolidated Financial Statements

         Consolidated Balance Sheet.....................................F - 3

         Consolidated Statements of Operations..........................F - 4

         Consolidated Statement of Stockholders' Equity.................F - 5

         Consolidated Statements of Cash Flows..........................F - 6

Notes to Consolidated Financial Statements..............................F - 7

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


February 24, 1998

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                               December 31, 1998


                                     Assets
Current assets
   Cash and cash equivalents                                          $  348,979
   Accounts receivable, net of
     allowance for doubtful accounts of $33,007                        1,125,425
   Inventory (Note 2)                                                  1,962,137
   Deferred income taxes (Note 10)                                        58,060
   Prepaid expenses                                                      125,242
                                                                      ----------
     Total current assets                                              3,619,843

Property and equipment at cost, net (Note 3)                             431,403
                                                                      ----------

Total assets                                                          $4,051,246
                                                                      ==========


                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                   $  858,866
   Accrued liabilities                                                    59,432
   Reserve for inventory obsolescence                                    137,758
   Income taxes payable (Note 10)                                        106,294
                                                                      ----------
     Total current liabilities                                         1,162,350


Deferred tax liability (Note 10)                                          17,941
                                                                      ----------
     Total liabilities                                                 1,180,291
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


                            ORALABS HOLDING CORP. AND SUBSIDIARIES

                             Consolidated Statements of Operations


                                                                                 December 31,
                                                                   --------------------------------------
                                                                        1998                     1997
Revenue                                                            --------------          --------------
   Product sales                                                   $    6,553,331          $    6,762,361

   Services income - related party (Note 4)                               536,685                     --

   Cost of sales                                                        3,853,959               3,256,794
                                                                   --------------          --------------
     Gross profit                                                       3,236,057               3,505,567
                                                                   --------------          --------------

Operating expenses
   Engineering                                                            110,286                 101,022
   Selling and marketing                                                  848,419                 788,294
   General and administrative                                             929,713                 660,654
   Other                                                                   76,344                 340,000
                                                                   --------------          --------------
     Total operating expenses                                           1,964,762               1,889,970
                                                                   --------------          --------------

Net operating income                                                    1,271,295               1,615,597

Other income (expense)
   Interest and other income                                               41,080                  34,750
                                                                   --------------          --------------
     Total other income (expense)                                          41,080                  34,750
                                                                   --------------          --------------

Net income before provision for income taxes                            1,312,375               1,650,347

Provision for income taxes (Note 10)
   Current                                                                473,211                 483,180
   Deferred                                                                20,605                 (67,816)


                                                                   --------------          --------------
                                                                          493,816                 415,364
                                                                   --------------          --------------


Net income before pro forma adjustments                                   818,559               1,234,983
Provision for income taxes - pro forma (Note 10)                             --                  107,330
                                                                   --------------          --------------


Net income (pro forma for 1997)                                    $      818,559          $    1,127,653
                                                                   ==============          ==============

Basic income per common share (pro forma for 1997)                 $         .09           $         .13
                                                                   =============           =============

Weighted average shares outstanding (pro forma for 1997)                9,126,621               8,707,362
                                                                   ==============          ==============

Diluted income per share (pro forma for 1997)                      $         .09           $         .12
                                                                   =============           =============

Diluted weighted average shares
   outstanding (pro forma for 1997)                                     9,486,436               9,064,353
                                                                   ==============          ==============

                        See notes to consolidated financial statements.



                                  ORALABS HOLDING CORP. AND SUBSIDIARIES

                              Consolidated Statement of Stockholders' Equity
                             From December 31, 1996 through December 31, 1998



                                          Preferred Stock            Common Stock          Additional
                                       -------------------       -----------------------     Paid-in       Retained
                                       Shares      Amount         Shares         Amount      Capital       Earnings       Total
                                       ------    ----------      ---------   -----------   -----------   -----------    -----------

Balance December 31, 1996                   --   $      --       7,458,784   $     7,459   $   137,457   $   622,688    $   767,604

Reorganization/additional
  paid-in capital                           --          --         999,771         1,000       160,849          --          161,849

Common stock issued for cash                --          --         325,000           325       324,675          --          325,000

Reclassification of undistributed
  S Corporation earnings                    --          --            --            --         171,786      (171,786)          --

Common stock issued for services            --          --         340,000           340       339,660          --          340,000

Distributions                               --          --            --            --            --        (714,610)      (714,160)

Net income                                  --          --            --            --            --       1,127,653      1,127,653
                                       -------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997                --          --       9,123,555         9,124     1,134,427       863,945      2,007,496

Common stock options exercised              --          --           2,200             2         2,198          --            2,200

Common stock issued for services            --          --          16,664            16        42,684          --           42,700

Net income                                  --          --            --            --            --         818,559        818,559
                                       -------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998                --   $      --       9,142,419   $     9,142   $ 1,179,309   $ 1,682,504    $ 2,870,955
                                       =======   ===========   ===========   ===========   ===========   ===========    ===========



                               See notes to consolidated financial statements.


                            ORALABS HOLDING CORP. AND SUBSIDIARIES

                             Consolidated Statements of Cash Flows

                                                                                 December 31,
                                                                    -----------------------------------
                                                                        1998                    1997
                                                                    -----------             -----------
Cash flows from operating activities
   Net income                                                       $   818,559             $ 1,127,653
                                                                    -----------             -----------
   Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities
   Depreciation                                                          86,943                  52,757
   Deferred taxes                                                        27,697                    --
   Stock issued for services                                             42,700                 340,000
   Changes in assets and liabilities
    Accounts payable                                                    550,941                 183,666

    Accrued expenses                                                      9,952                   --
    Reserve for inventory obsolescence                                  (61,702)
    Accounts receivable                                                (438,757)               (294,199)
    Inventory                                                        (1,362,867)               (148,286)
    Income taxes payable                                                (13,292)                 51,770
    Other current assets                                                (33,379)                   --
    Other, net                                                             --                   (72,634)
                                                                    -----------             -----------

                                                                     (1,191,764)                113,074
                                                                    -----------             -----------
       Net cash (used in) provided by operating activities             (373,205)              1,240,727
                                                                    -----------             -----------

Cash flows from investing activities
   Investment in property and equipment                                (303,614)               (109,767)
                                                                    -----------             -----------
       Net cash (used in) investing activities                         (303,614)               (109,767)
                                                                    -----------             -----------

Cash flows from financing activities
   Stock issued and additional paid-in capital                            2,200                 486,849
   Distributions                                                           --                  (714,610)
                                                                    -----------             -----------
       Net cash (used in) financing activities                            2,200                (227,761)
                                                                    -----------             -----------

Net increase (decrease) in cash and cash equivalents                   (674,619)                903,199

Cash and cash equivalents, beginning of period                        1,023,598                 120,399
                                                                    -----------             -----------

Cash and cash equivalents, end of period                            $   348,979             $ 1,023,598
                                                                    ===========             ===========

Supplemental disclosures of cash flow information:
         Cash paid for income taxes was
           $346,695 (1998) and $470,924 (1997)

                              See notes to consolidated financial statements.

                                                   F-6

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

Inventories
-----------

Inventories consist of raw materials, work-in-process and finished goods which are carried at the lower of average cost or market value. Cost is determined using the average cost method.

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

Revenue Recognition
-------------------


The Company recognized revenue in accordance with the criteria set forth in SFAS
48. Revenue is recognized as product is shipped net of estimated returns. The Company allows returns for defecive product and records an estimate of these returns based upon historical operations.


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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. As of December 31, 1998, the Company had no significant concentrations of credit risk, other than the Company had $304,642 invested in a money market fund (Note 6).



Note 2 - Inventories
--------------------

Inventories consisted of the following:
                                                            December 31,
                                                                1998
                                                            ------------

         Raw materials                                      $  1,668,550
         Work-in-process and finished goods                      293,587
                                                            ------------

                                                            $  1,962,137
                                                            ============

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 3 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:
                                                             December 31,
                                                                1998
                                                            -------------
Machinery and equipment                                     $     577,292
Leasehold improvements                                            111,545
                                                            -------------
                                                                  688,837
         Less accumulated depreciation                           (257,434)
                                                            -------------
                                                            $     431,403
                                                            =============

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

The following is a summary of options and warrants granted:


                                                         Exercise Price   Weighted Average
                                         Options           Per Share          Fair Value
                                         -------           ---------          ----------

Outstanding January 1, 1997                 --                     --
     Options granted                     520,000
     Options exercised                      --                     --
                                        --------           ------------
Outstanding December 31, 1997            520,000           $       1.00       $104,000
                                                                              ========
     Options granted                      10,000                   4.25
     Options exercised                    (2,200)                  1.00
                                        --------           ------------

Outstanding December 31, 1998            527,800           $1.00 - 4.25       $125,660
                                       =========           ============       ========


The Company has the following stock options and warrants outstanding at December 31, 1998:

                                                             Non-
          Options       Exercise         Expiration       Exercisable        Exercisable
        Outstanding      Price              Date            Options            Options
        -----------    ---------         ----------       -----------        -----------

            20,000     $    1.00        September 2002       15,000              5,000
            10,000          4.25           June 2003         10,000                 -
           186,000          1.00          April 2007         62,000            124,000
            51,000          1.00           June 2007         40,800             10,200
           260,800          1.00          August 2007       210,400             50,400
          --------     ---------                           --------           --------

           527,800                                          338,200            189,600
          ========                                         ========           ========

Weighted average
  information
                       $    1.06           99.0 months
                       =========

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

                                                      Years Ended December 31,
                                                      -------------------------
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


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0% and 0%; expected volatility of 62% and 0%; discount rate of 5.45% and 5.5%; and expected lives of 4 years for 1998 and 1997, respectively.



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

The components of the provision for income tax expense are as follows:


                                                    December 31,
                                           -------------------------------
                                              1998                1997
                                           ---------           -----------

     Current                               $  473,211          $   483,180
     Deferred                                  20,605              (67,816)
     Pro forma                                     -               107,330
                                           ----------          -----------

                                           $  493,816          $   522,694
                                           ==========          ===========

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

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:

                                                                December 31,
                                                                   1998
                                                                -----------
     Current deferred tax asset                                 $    58,060
     Current deferred tax liability                                      -
                                                                ----------

                                                                $    58,060
                                                                ===========

     Long-term deferred tax asset                               $        -
     Long-term deferred tax liability                                17,941
                                                                -----------

                                                                $    17,941
                                                                ===========

Rate Reconciliation
-------------------

The reconciliation of income tax expense by applying the Federal Statutory rates to the Company's effective income tax rate is as follows:


                                                             December 31,
                                                      --------------------------
                                                        1998              1997
                                                      ---------        ---------

Federal statutory rate                                    34.0%            34.0%
State tax on income, net
 of federal income tax benefit                             5.0              5.0
Nondeductible expenses                                      .4               .2
Other - deferred                                          (1.8)            (7.5)
                                                      --------          -------

                                                          37.6%            31.7%
                                                      ========          =======

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

Note 11 - Earnings Per Share
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                             For the Year Ended December 31, 1997
                                                             ------------------------------------
                                                            Income          Shares       Per-Share
                                                          (Numerator)    (Denominator)   ---------
                                                          -----------    -------------
Net income                                                $1,127,653

Basic EPS
   Weighted average shares issued
     and outstanding                                              -        8,707,362           -
                                                          ----------    ------------
   Income available to common stockholders                $1,127,653       8,707,362    $     .13
                                                          ==========    ============    =========

Effect of dilutive common stock options                                      356,991

Diluted EPS
   Income available to common stockholders plus
    assumed conversions                                   $1,127,653       9,064,353    $     .12
                                                          ==========       =========    =========


                                                             For the Year Ended December 31, 1998
                                                             ------------------------------------
                                                            Income          Shares       Per-Share
                                                          (Numerator)    (Denominator)
                                                          -----------    -------------

Net income                                                $  818,559

Basic EPS
   Weighted average beginning shares outstanding                  -        9,123,555
   Weighted average option shares issued                          -              669
   Weighted average shares issued for services
                                                                  -            2,397
                                                          ----------    ------------
   Income available to common stockholders                $  818,559       9,126,621    $     .09
                                                          ==========    ============    =========

Effect of Dilutive Common Stock
   Options                                                                   359,815

Diluted EPS
   Income available to common stockholders plus
    assumed conversions                                   $  818,559       9,486,436    $     .09
                                                          ==========    ============    =========

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

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.         Description
-----------         -----------

23.3 Consent of Independent Public Accounts (Ehrhardt Keefe Steiner & Hottman P.C.)

23.4          Consent of Independent Public Accounants (Schumacher & Associates,
              Inc.)

27            Financial Data Schedule for OraLabs Holding Corp. and Consolidated
              Subsidiaires