Form 10KSB40
period 1999-12-31
ORALABS HOLDING CORP
filed 2000-03-30
CIK 1044577

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________

COMMISSION FILE NUMBER: 000-23039

                              ORALABS HOLDING CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            COLORADO                                   14-1623047
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


2901 SOUTH TEJON STREET, ENGLEWOOD, COLORADO                 80110
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

(Issuer's telephone number: (303) 783-9499

Securities to be registered under Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered
              NONE

Securities to be registered under Section 12(g) of the Act:

                    COMMON SHARES, PAR VALUE $0.001 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $9,048,548

As of March 23, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date, was approximately $2,256,082.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. AS OF MARCH 23, 2000, THERE WERE 9,160,755 SHARES OF COMMON STOCK OUTSTANDING

DOCUMENTS INCORPORATED BY REFERENCE. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 25, 2000 (the "1999 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

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

     The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. The name of the Subsidiary was originally AmWhite Labs, Incorporated, which was changed in April 1994 to OraLabs, Inc. In 1992 the Subsidiary's flagship product, Ice Drops-Registered Trademark-, a breath drop product sold in a small plastic bottle, was introduced as an alternative to breath sprays and candy breath mints. Since that time the Company has expanded its product line to include breath sprays, lip balm and nutritional supplements. The Company sells its lip balm both in traditional twist-up stick containers and in its patented mini push-up container.

     In 1999 the Company introduced its own brands of lip balm in traditional twist stick containers. The brands include Liprageous-TM-, Chap Ice-TM- and Lip Naturals-TM-. These brands are sold in both traditional containers as well as the Company's patented mini-container. The Company's private label and contract packaging lip balm business grew in 1999.

     The nutritional supplement line of products initially introduced in 1998, grew to include Cholesterx-TM- and Breast Plus-TM-.

     The Company has expanded its international business to more than 30 markets. The international business of the Company continues to be an area of focus and success. The Company is currently supplying numerous airlines and hotels with its products, including a specially packaged mouthwash, lip balm and breath drops, as part of those businesses' amenity programs.

     BUSINESS OF THE COMPANY.

          PRINCIPAL PRODUCTS, THEIR MARKETS AND DISTRIBUTION. The general business done by the Company is to produce and sell consumer products relating to oral care, lip care and to distribute nutritional supplements. The Company's products are currently sold in more than 50,000 domestic retail outlets as well as more than 30 foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops under the brand name Ice Drops-Registered Trademark-, as well as sour drops; lip balm products under the names Ice Drops-Registered Trademark-, Liprageous-TM-, Chap Ice-TM-, and Lip Naturals-TM-, as well as under private label names; and a line of nutritional supplements and related products consisting of MSM, 5-HTP, Glucosamine+MSM, Healthy Bears-TM-, Cholesterx-TM-, and Breast Plus-TM-. In general, the Company's distribution still covers the same markets that it always has. However, 1999 brought about some significant sales increases to large retailers which were responsible for the major growth in the Company's top line revenues. The Company has made a shift in its dominant product line. While the Company is still best known for its flagship products (Ice Drops-Registered Trademark- Breath Freshener), approximately 55% of its revenue was derived from sales of lip balm. This is a category that the Company believes can achieve continued growth based on the success it has achieved. The Company also believes that its nutritional supplement sales will continue to be a part of its overall revenue growth. While the sales of breath freshener are not growing as fast as other product lines, it is one that is very important and is very stable for the Company. We expect to see add-on sales of breath freshener as we are able to expand sales in some faster growing categories.

     The sales of sour drops for the Company are expected to grow but at a slower pace than its lip balm and supplement products.

     The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products which the Company believes are niche products that can be differentiated from products of its competitors. The marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established. With respect to the nutritional supplements, the Company's marketing strategy is to identify and market cutting edge products with broad consumer appeal. It is the intention of the Company to sell its supplement brands both to the mass market as well as to the health markets.

     The Company's products and packaging have been conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Englewood, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors. Although the Company has ordered some new high-speed filling equipment to replace some of its older fillers and labelers, the Company expects to offset the equipment costs by labor cost savings associated with these products. The Company added three new lip balm filling and labeling lines during 1999.

     Sales of 5-HTP still have not met the Company's expectations, and as a result the Company has $391,997 worth of inventory comprised of $200,000 of raw materials and $191,997 in finished goods for this product. The Company has sold some of the raw material to other wholesalers and will continue to pursue this strategy. The Company has taken a write-down on its 5-HTP inventory to better reflect the market (see, "Management's Discussion and Analysis").

          PRODUCTS LAUNCHED IN 1999. The Company introduced two new supplement products in 1999, Cholesterx-TM- and Breast Plus-TM-. Neither product achieved a material level of sales through the end of the year.

          The Company also introduced Lip Naturals-TM-, Liprageous-TM- and Chap Ice-TM- lip balm brands. All of these brands were met with a positive response, however Liprageous-TM- is the only one that had a material effect on revenues for 1999. The Company expects Lip Naturals-TM- and Chap Ice-TM-to both have material effects on its future revenues.

          The only products of significance that were discontinued in 1999 were the sore throat sprays.

          OTHER BUSINESS. In April 1998, OraLabs, Inc. entered into a Contract for Services with Top Form Brands, Inc. ("Top Form"), a corporation owned solely by the Company's President. Under the contract, OraLabs provided warehousing, shipping and accounting services for products sold on a wholesale basis by Top Form. The Company had the personnel and warehousing capacity necessary to handle the services required by Top Form without an increase in the Company's fixed costs. The Company was paid a fixed price per case of product warehoused and shipped by the Company, and the Company believes that the price was fair to the Company. Revenue under the Contract consisted of approximately 7.6% and 1.2% respectively of the Company's 1998 and 1999 revenues (see "Certain Relationships and Related Transactions" in the Company's 1999 Definitive Proxy Statement). The Contract for Services with Top Form Brands terminated as of June 30, 1999.

          TRANSACTION FEE. During 1999 the Company was a party to a transaction in which it was paid a fee of $500,000 and a minority stock ownership position in an unaffiliated entity, of which 25% (after expenses) was paid to Creative Business, LLC ("CBS"), a company owned by a board member, Allen Goldstone, in consideration for brokerage services performed by CBS. After its split and expenses, the Company received approximately $190,000 in income after taxes. The stock ownership included a 5% preferred and 5% common stock position in the unaffiliated company, of which the Company is obligated to give CBS a 25% share (i.e., 1.25%) of any distributions.

          CHARGES AGAINST THE COMPANY'S PRESIDENT. In December 1999, charges were filed against the Company's President relating to the sale of pseudoephedrine, the product being sold by Top Form Brands, Inc. (see, "Other Business" above and "Involvement in Certain Legal Proceedings" in the Company's 1999 Definitive Proxy Statement). During the approximate one month period from the bringing of the charges to their dismissal in January 2000, the Company was required to direct attention and resources to evaluating the filing of the charges as well as to events which resulted from that filing, including that trading in the Company's common stock on NASDAQ was halted until January 14, 2000. The efforts of the Company included dealing with the authorities who filed the charges (although no charges or allegations of any misconduct were made against the Company), responding to inquiries from the media and the Company's shareholders, responding from inquiries of representatives of NASDAQ and providing information to NASDAQ so that resumption of trading could be achieved, and retaining special counsel to investigate potential liability to the Company arising from the charges against Mr. Schlatter. The Company incurred approximately $32,000 in legal expense relating to these circumstances, about half of which was incurred in 1999.

     In addition to the above activities, and to avoid even an appearance of impropriety, Mr. Schlatter asked the disinterested board members to take a more active role in major financial decisions made by the Company, and as a result it was agreed that approval by disinterested board members for certain significant transactions would be required on a going forward, interim basis. These transactions include those that are other than in the ordinary course of business and which have a value of over $100,000 or which involve a commitment by the Company of incentives to a single customer of more than that amount; obtaining new governmental licenses other than renewals or extensions; incurring Company debt; certain employment decisions involving management and key personnel; execution of new leases or lease renewals of real property; acquisitions of capital equipment in excess of $50,000; and launching of new product lines not already in development.

     COMPETITIVE BUSINESS CONDITIONS. Competition for all of the Company's products is very significant. With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca-Registered Trademark- and Sweet Breath-Registered Trademark-. However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors. Most candy breath mint companies have introduced what are known as "power mints." This has hurt the sales of Ice Drops-Registered Trademark-Breath Freshener. Most of these mint brands now offer a breath freshener as powerful as Ice Drops-Registered Trademark-. Where the strength of candy mints previously did not favorably compare to Ice Drops-Registered Trademark-, they are now considered true competitors.

          With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick-Registered Trademark-, Blistex-Registered Trademark- and Carmex), and the balance of the market consists of more than 50 different brands. It is estimated that there are ten to twenty viable competitors from a manufacturing standpoint.

     With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups to Fortune 100 companies. The vast size makes it possible for many niche marketers as well as the major manufacturers to be successful although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and the health food industry retailers. In addition, there are many multi-level marketers and direct sellers supplying nutritional supplements. The competition in this field has grown increasingly competitive as many are positioning for shelf space. More and more large companies are getting in this business and there has also been a flurry of consolidation to help strengthen competitive positions.

     The Company has sought to anticipate competition for its breath freshener and lip balm products by the distinguishing size and packaging of its products, as well as by competing with respect to pricing. The Company has been allowed a utility patent and a design patent for the container for its Ice Drops-Registered Trademark- brand lip balms. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement of a competitor's products at retail locations may nullify or reduce whatever competitive advantage the Company's products have. Strong national brands are very difficult to displace. The niche marketing opportunities are where the Company is focused.

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

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS. Although the Company will vigorously seek to enforce its proprietary rights, there can be no assurance of proprietary protection respecting the patents and trademarks held by the Company (see, "Cautionary Statement Regarding Forward-Looking Statements, No Assurance of Proprietary Protection").

     SEASONALITY. The demand for the Company's lip balm products tends to increase during the cold, dry weather months, but the inclusion of sun block in some of the lip balm products may tend to even out sales during the year. Even though the sun block products will help, lip balm is still considered to be approximately 70% seasonal.

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

     GOVERNMENT REGULATION. The Company's breath freshener and lip balm (non-SPF) products are not subject to burdensome governmental regulation (see Cautionary Statement on Governmental Regulation below). However, the manufacturing, packaging, labeling, advertising, distribution and sale of the Company's nutritional supplements are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates those products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated thereunder. These products are also subject to regulation by the Federal Trade Commission ("FTC") ,the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 ("NLEA") and the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The Company's SPF lip balm products are regulated by the FDA.

     The DSHEA provides certain regulatory benefits for the nutritional supplement industry. Prior to its passage, some supplements had been classified as food additives which could subject them to a review process by the FDA prior to approval for sale. Now, products defined as dietary supplements under the DSHEA are regulated similarly to food, so much of the special regulatory clearance is eliminated. In addition, claims about how a supplement affects the structure or function of the body may be made (although any statement made must also state that the product is not intended to diagnose, treat, cure or prevent any disease). Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless claims are made that a product may heal, mitigate, cure or prevent an illness, disease or malady. On January 6, 2000, FDA published a Rule (effective 30 days after publication) which defined the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. The Rule establishes criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. Any product that is marketed for the first time after publication and any new claims made for an existing product for the first time after publication are required to comply with the Rule. The Company does not expect the new Rule to have any material effect on its existing products and the Company will comply with the provisions of the Rule for any new products.

     In February 1997, the FDA issued a Proposed Rule entitled, "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes current, good manufacturing practices (i.e., "CGMPs") specific to dietary supplements and dietary supplement ingredients. This Proposed Rule, if finalized, will require at least some of the quality control provisions contained in the CGMPs for drugs.

     On November 18, 1998, the FTC issued its "Dietary Supplements: An Advertising Guide for Industry." Such guide provides an application of FTC law to dietary supplement advertising and includes examples of how principles of advertisement interpretation and substantiation apply in the context of dietary supplement advertising. The Guide provides additional explanation but does not substantively change the FTC's existing policy that all supplement marketers have an obligation to ensure that claims are presented truthfully and to verify the adequacy of the support behind such claims.

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

     COSTS AND EXPENSES OF COMPLIANCE WITH ENVIRONMENTAL LAWS. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2000.

     NUMBER OF EMPLOYEES. The approximate number of employees hired by the Company as of the end of fiscal year 1999 was 115.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in September 2000, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. An extension of the lease is intended to be negotiated prior to lease termination, at a fair market rental rate at that time. The Company also leases an additional approximate 18,000 square feet of warehouse space in a building located near the Company's headquarters, which is leased from an entity solely owned by the Company's President. The lease expires in June 2003, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions" incorporated by reference to the 1999 Definitive Proxy Statement.)

     The Company does not believe that it would be difficult to locate comparable space for its business operations at such time as either of the leases expires.

ITEM 3. LEGAL PROCEEDINGS.

     On January 22, 1999, a proceeding was commenced in the District Court for Arapahoe County, Colorado by Bryan Simmons against the Company, its operating subsidiary and the Company's President. The suit arises from Mr. Simmons' former status as an independent contractor and, later, an employee of OraLabs Inc. In the lawsuit Mr. Simmons claims commissions based upon sales of certain products of the Company and he also appears to assert claims for finder's fees with respect to transactions that have not occurred. Trial is set for September 2000. The Company believes that the claims are without merit, that the likelihood of an unfavorable outcome to the Company is small, and the Company intends to contest the case vigorously. Except for that lawsuit, the Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject.

     See "Charges Against the Company's President" above and "Involvement in Certain Legal Proceedings" in the Company's 1999 Definitive Proxy Statement for a discussion of criminal charges brought in December 1999 and dismissed in January 2000 against the Company's President, Gary Schlatter. No charges were brought against the Company, no misconduct by the Company was alleged, and the Company has not been informed that any charges against the Company are forthcoming.

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

     The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 1998 and 1999. The source of such information for the period of January 1998 through April 27, 1998 (the last day the stock traded on the OTC Bulletin Board) is an OTC Bulletin Board Quarterly Quote Summary prepared by NASDAQ Trading and Market Services, while the source of the information for the balance of the table is as reported by NASDAQ.


                                     Reported High Bid   Reported Low Bid
First quarter, fiscal 1998             $    4.75           $    4.125
Second quarter, fiscal 1998            $    4.875          $    4.25
Third quarter, fiscal 1998             $    4.688          $    2.00
Fourth quarter, fiscal 1998            $    3.50           $    1.25
First quarter, fiscal 1999             $    3.75           $    1.93
Second quarter, fiscal 1999            $    3.00           $    2.12
Third quarter, fiscal 1999             $    2.15           $    1.21
Fourth quarter, fiscal 1999            $    1.87           $    0.93

The quotations reflect inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily present actual transactions.

     (ii) RECENT SALES OF UNREGISTERED SECURITIES. Pursuant to the terms of a Consulting Compensation Agreement with an independent party, the Company issued 8,336 shares of common stock to that party in consideration for its consulting services. The shares were issued in equal monthly installments commencing in January 1999. The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) thereof, and the certificates for the issued shares contain the legend denominating the shares as "restricted securities" under the Act.

     In June 1999, the Company issued 5,000 options to each of two, non-employee members of the board of directors of the Company under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in four equal installments over a period of four years, with each option having an exercise price of $2.50 per share.

     (b) As of March 27, 2000, there were approximately 915 record holders of the common stock of the Company.

     (c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     RESULTS OF OPERATIONS. FOR THE PERIOD ENDING DECEMBER 31, 1999 AS COMPARED WITH THE PERIOD ENDING DECEMBER 31, 1998.

     Product sales increased $2,495,217 or 38%. The increase was substantially due to continued growth in lip balm sales. The Company's returns and allowances decreased $227,801. The Company recorded $689,761 in returns and allowances for 1998, substantially from discontinued cough and cold product returns. The Company adjusted its reserve for returns and allowances to 3.5% from 2% of net sales to align with 1999 activity.

     Services income decreased $424,199 from $536,685 in 1998 to $112,486 in 1999. The agreement for Service income was terminated as of July 1, 1999, therefore, no revenue was earned in the second half of 1999.

     Gross profit increased $234,960 (excluding Services income, which is eliminated to properly reflect the relationship between product sales and cost of sales). As a percentage of product sales gross profit decreased from 41% to 32%, or $824,493. This decrease can be attributed to (1) increased reserve for returns and allowances of approximately $140,000; (2) the write down of slow moving 5-HTP nutritional supplement inventory, $159,244; and (3) an inventory adjustment of $480,000. The inventory adjustment can be attributed to scrap and defective product created by modifications to our then existing four lip balm lines and the start up of three new lip balm lines. The mixing, filling and labeling processes were all improved in 1999.

     Engineering increased $69,730 as a result of additional staffing to support the building of the three additional lip balm lines and modifications to the existing four lip balm lines.

     Selling and marketing increased $417,350. Sales and marketing commissions increased as it related to product sales, which showed $2,495,215 in growth.

     General and administrative expenses increased approximately $72,290. This increase can substantially be attributed to bonuses and board member compensation paid in 1999.

     Other Income increased $295,894. This was substantially due to a transaction fee in which the Company received a one-time cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

     Net income decreased by $272,462 as explained by the above activities.

     LIQUIDITY AND CAPITAL RESOURCES. BALANCE SHEET AS OF DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998.

     Cash increased $297,356 substantially as a net effect of the following activities.

     Accounts receivable increased approximately $404,406. The increase is due primarily to the growth in sales, which was $2,495,217 or 38%.

     Inventory decreased $202,845 due primarily to the write off of discontinued sore throat sprays of $133,999 and the write down of 5-HTP, a nutritional supplement, of $159,244. Although 5-HTP was written down it still encompasses $391,997, or 22% of the inventory. Sales of 5-HTP in the last three quarters of 1999 were $25,164, $25,289 and $28,986 respectively. Quarter one, 2000 sales are tracking ahead of Quarter four, 1999.

     Accrued liabilities increased $217,533, primarily due in to the increase in reserves for commissions of $129,148 from $31,961 in 1998 to $161,109 in 1999. The reserve is for commissions against accounts receivable, which are adjusted by customer receipts. The balance of the increase can be attributed to payroll taxes and workmen's compensation accruals.

     Reserve for returns increased $187,039 (from $137,758 in 1998 to $324,797 in 1999) due to adjusting the accrual from 2% of net sales in 1998 to 3.5% in 1999. This change was done to align with 1999 activity.

     Retained earnings increased $546,097 as a result of net income.

     TRENDS. In 1999, the Company showed continued growth in the lip balm products, particularly to mass-retail accounts. Lip balm revenues grew from $2,175,367 in 1998 as compared to $5,030,165 in 1999, or a 131%
increase. The Company expects continued growth through expanded placement with major retailers in the year 2000.

     The sour drops and breath fresheners did not show any significant changes, as the combined revenues were $3,790,048 in 1998 as compared to $3,508,607 in 1999. However, these products continue to make a solid contribution to the overall revenues of OraLabs Holding Corp.

     The nutritional supplements, on a relatively smaller scale, showed significant growth. Revenues were $497,986 in 1998 as compared to $726,431 in 1999, or a 46% increase. Sales have been good on our 5-HTP, HealthyBears-TM-, and Glucosamine+ MSM products. Cholesterx-TM- was a new product in 1999 that contributed to the growth.

     The Company continues to experience revenue growth internationally, with distribution to 33 countries reflected in sales $1,557,931 for 1999 as compared to $1,087,622 for 1998, a 43% increase.

     IMPACT OF INFLATION. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (8% of revenues) in a category that is on a growth trend and could be negatively impacted by inflation.

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

     The Company utilizes software vendors for its computer program applications. The installation of a year 2000 compliant version of the Company's financial, inventory, and production software was completed as of the fourth quarter of 1999. The Company also completed an assessment of its internal personal computer network, which is year 2000 compliant. Updating of telephones, facsimile machines, voice mail system and manufacturing equipment was completed as well.

     The Company's cost of becoming year 2000 compliant was not material to the financial condition of the Company. The Company incurred minor expenses, primarily for assessment of the year 2000 issue, development of a modification plan, and the installation of a year 2000 compliant version of its financial, inventory, and production software. The Company does not anticipate any future expenditures concerning year 2000 issues to be material.

     To our knowledge, our suppliers and customers have not had any year 2000 compliance issues which will affect the Company, so the Company does not believe there will be any material impact on the Company's business from future year 2000 issues.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10- KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 1999, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

     The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

     COMPETITION. The businesses in which the Company is engaged are highly competitive and are engaged in to a large extent by companies which are substantially larger and have significantly greater resources than the Company. Although the Company believes that its branded products have achieved some measure of name recognition, to a large extent the Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget of the larger companies. If the Company were to be forced out of the large mass retailers by larger, better financed competitors, it would be reliant on smaller niche markets that the larger, better financed competitors are not interested in. The same situation applies to international business, where there are larger more dominant competitors that the Company must always deal with. The industries in which the Company competes experience consolidations of competitors from time to time and the Company's business could be adversely affected by such activities. There can be no assurance that the Company will be able to compete successfully in the future. There is an increased effort by all competitors for shelf and counter space and the cost of product placement is increasing. There is no assurance that the Company will be able to maintain its shelf and counter presence in the future.

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

     The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

     MANAGING GROWTH. The Company experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999 and could occur in the future. Such growth has placed, and could continue to place, a strain on the Company's management, customer service and support operations, sales and administrative personnel and other resources. In fact, the Company believes that the increase in its operating expenses and its lower gross margins, which both occurred during 1999, are the result of growth pains that the Company experienced. It is certainly possible that the Company could continue to experience the same problem in the future. Also, the Company could be in a position where it grows and increases overhead, and then its sales slow down. The excess overhead could negatively impact the Company's ability to earn a profit or cause it to lose money. The Company has experienced sales cycles which required it to add and delete additional shifts for manufacturing. This will in all likelihood occur again in the future. The Company's ability to manage continued growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

     DEPENDENCE UPON SIGNIFICANT DISTRIBUTORS AND RETAILERS. No customer accounted for more than ten percent (10%) of the Company's gross revenues in 1999. The Company had over 2,000 purchasing customers in fiscal 1999 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced.

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

     NO ASSURANCE OF PROPRIETARY PROTECTION. The Company has been allowed two patents. The Company also holds several domestic and international trade marks and has several applications pending. Certain aspects of the Company's business, although not the subject of patents, include formulations and processes considered to be proprietary in nature. There can be no assurance that any such "proprietary" information will not be appropriated or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. Even if the pending trademark registrations are issued to the Company, there can be no assurance that the Company would be able to successfully defend its patents or trademarks against claims from or use by competitors, and there can be no assurance that the Company will be able to obtain patent or trademark protection for any new products. In addition, in the event that any of the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses for the manufacture or sale of the products, or could be prohibited from selling the products.

     NO ASSURANCE OF SCIENTIFIC PROOF. The Company's nutritional supplement products are intended to provide relief of certain symptoms or to otherwise aid in the health of the consumers. If scientific data were to conclude that the products do not do so, or if for any other reason the Company's products were not viewed by the public as providing any meaningful benefit, there could be a material adverse effect upon the sales of the products. In addition, the nutritional supplement industry has been known to experience radical ups and downs of certain product sales in a short period of time which could adversely effect the Company's sales or inventory positions. Sometimes these cycles are the result of studies or the media creating a positive or negative impact on the industry and the public at large.

ITEM 7. FINANCIAL STATEMENTS.

     Financial Statements meeting the requirements specified in Item 7 of Form 10-KSB follow the signature page and are listed in Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective December 29, 1998, and upon the recommendation and approval of the Company's board of directors, the firm of Ehrhardt Keefe Steiner & Hottman P.C. was retained as the Company's independent auditors and the firm of former auditors, Schumacher & Associates, Inc. was dismissed. Schumacher & Associates did not render a report on the Company's financial statements which contained an adverse opinion or disclaimer of opinion, its report was not modified as to uncertainty, audit scope, or accounting principles, and there were no disagreements between the Company and its former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.

     The following table identifies each of the Company's directors and executive officers, indicating the principal occupation or employment of each such person and the name and principal business of any organization by which such person is so employed:

      NAME OF                      DIRECTOR OR              PRINCIPAL OCCUPATION            NAME AND BUSINESS
    INDIVIDUAL                  EXECUTIVE OFFICER               OR EMPLOYMENT                  OF EMPLOYER
    ----------                  -----------------           --------------------            -----------------
Gary H. Schlatter           Director and Executive         President of Company             Company
                               Officer
Suzan M. Schlatter(1)       Director                       Secretary of Company             OraLabs, Inc.

Allen R. Goldstone(2)       Director                       Consultant                       Creative Business, LLC
                                                                                                Business Consulting
                                                                                                Firm
Michael I. Friess           Director and Secretary         Attorney                         Michael Friess
Emile Jordan                Executive Officer              Comptroller of Company           Company


     (1) Suzan M. Schlatter, the spouse of Gary H. Schlatter, resigned as a director and officer effective January 31, 2000.

     (2) Allen R. Goldstone served as a director from January 1, 1999 to August 24, 1999, at which time he resigned. He was reappointed to the Board on December 30, 1999.

     The balance of the information required for this Item is incorporated herein by reference to the 1999 Definitive Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required for this item is incorporated herein by reference to the 1999 Definitive Proxy Statement.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

          1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):

                    Independent Auditors' Report

                    Consolidated Balance Sheet - December 31, 1999

                    Consolidated Statements of Operations for the years ended December 31, 1999 and December 31, 1998

                    Consolidated Statement of Stockholders' Equity from December 31, 1997 through December 31, 1999

                    Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998

                    Notes to Consolidated Financial Statements

          2.   Exhibits required to be filed are listed below:

                    Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

      EXHIBIT
        NO.                  DESCRIPTION
      ------                 -----------
      3.1(i)(1)              Articles of Incorporation
     3.1(ii)(2)              Amended and Restated Bylaws
     3.1(ii)(4)              Second Amended and Restated Bylaws
        4(2)                 Specimen Certificate for Common Stock
       10.1(2)               1997 Stock Plan
       10.2(2)               1997 Non-Employee Directors' Option Plan
       10.3(3)               Amended and Restated Employment Agreement Between the Company's
                             Subsidiary and Gary Schlatter
       10.4(2)               Initial Stock Option Grant to Michael Friess under 1997 Non-Employee
                             Directors' Option Plan

     10.5(i)(2)              Lease Agreement Between the Company's Subsidiary and Gary Schlatter
                             (September 1, 1995)
     10.5(ii)(5)             Business Lease Between the Company and 2780 South Raritan, LLC
                             modified July 1, 1999
       10.6(5)               Agreement between the Company, Creative Business LLC and Allen R.
                             Goldstone dated August 24, 1999, as amended
       10.7(4)               Contract for Services effective April 1, 1998 between OraLabs, Inc. and
                             Top Form Brands, Inc.
       10.8(5)               Letter Agreement terminating Contract for Services between OraLabs, Inc.
                             and Top Form Brands, Inc. dated April 28, 1999
        11                   No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this
                             Annual Report on Form 10-KSB.
        21(2)                List of Subsidiaries of the Company
       23.1(5)               Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
                             Hottman P.C.)
        27(5)                Financial Data Schedule for OraLabs Holding Corp. and Consolidated
                             Subsidiaries


------------------

(1) Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.

(2) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

(3) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

(4) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1998.

(5)  Filed herewith.

     (b) A Form 8-K was filed on December 21, 1999, which reported upon criminal charges (subsequently dismissed) filed against the Company's President.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ORALABS HOLDING CORP.


                                       By: /s/ GARY H. SCHLATTER
                                          ----------------------------
                                          Gary H. Schlatter, President


                                       By: /s/ EMILE JORDAN
                                          ----------------------------
                                          Emile Jordan, Chief Financial Officer

Date:    March 30, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                           TITLE                    DATE

   /S/ GARY H. SCHLATTER             Director, President,         March 30, 2000
 -------------------------------    Chief Executive Officer
     Gary H. Schlatter

    /S/ MICHAEL I. FRIESS             Director, Secretary         March 30, 2000
 -----------------------------
     Michael I. Friess

  /S/ ALLEN R. GOLDSTONE                   Director               March 30, 2000
 ------------------------------
    Allen R. Goldstone

                              ORALABS HOLDING CORP.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                     ORALABS HOLDING CORP. AND SUBSIDIARIES



                                TABLE OF CONTENTS

                                                                        PAGE

Independent Auditors' Report............................................F - 1

Consolidated Financial Statements

  Consolidated Balance Sheet............................................F - 2

  Consolidated Statements of Operations.................................F - 3

  Consolidated Statement of Changes in Stockholders' Equity.............F - 4

  Consolidated Statements of Cash Flows.................................F - 5

Notes to Consolidated Financial Statements..............................F - 6


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Oralabs Holding Corp. and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Oralabs Holding Corp. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oralabs Holding Corp. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                             Ehrhardt Keefe Steiner & Hottman PC


March 14, 2000
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     Assets
Current assets
  Cash and cash equivalents                                                         $    646,335
  Accounts receivable, net of allowance for doubtful accounts of $71,004               1,529,831
  Shareholder receivable                                                                  11,334
  Inventory, net (Note 2)                                                              1,759,292
  Deferred income taxes (Note 9)                                                         134,572
  Prepaid expenses                                                                       124,723
  Deposits (Note 5)                                                                      150,000
                                                                                    ------------
    Total current assets                                                               4,356,087

Property and equipment at cost, net (Note 3)                                             549,809
                                                                                    ------------

Total assets                                                                        $  4,905,896
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable - trade                                                          $    752,082
  Accrued liabilities                                                                    276,965
  Reserve for returns                                                                    324,797
  Income taxes payable (Note 9)                                                           82,985
                                                                                    ------------
    Total current liabilities                                                          1,436,829

Deferred tax liability (Note 9)                                                           14,401
                                                                                    ------------
    Total liabilities                                                                  1,451,230
                                                                                    ------------

Commitments and contingencies (Notes 4, 5, 8 and 12)

Stockholders' equity (Note 8)
  Preferred stock, $.001 par value, 1,000,000 shares authorized;
    none issued and outstanding                                                               --
  Common stock, $.001 par value; 100,000,000 shares authorized; 9,160,755
    issued and outstanding                                                                 9,160
  Additional paid-in capital                                                           1,216,905
  Retained earnings                                                                    2,228,601
                                                                                    ------------
    Total stockholders' equity                                                         3,454,666
                                                                                    ------------

Total liabilities and stockholders' equity                                          $  4,905,896
                                                                                    ============


                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    DECEMBER 31,
                                                           --------------------------------
                                                               1999                1998
                                                           ------------        ------------
Revenue
  Product sales                                            $  9,048,548        $  6,553,331
  Services income - related party (Note 4)                      112,486             536,685
  Cost of sales                                               6,114,216           3,853,959
                                                           ------------        ------------
    Gross profit                                              3,046,818           3,236,057
                                                           ------------        ------------

Operating expenses
  Engineering                                                   180,016             110,286
  Selling and marketing                                       1,265,769             848,419
  General and administrative                                  1,002,003             929,713
  Other                                                          51,233              76,344
                                                           ------------        ------------
    Total operating expenses                                  2,499,021           1,964,762
                                                           ------------        ------------

Net operating income                                            547,797           1,271,295

Other income (Note 13)
  Interest and other income                                     336,974              41,080
                                                           ------------        ------------
    Total other income                                          336,974              41,080
                                                           ------------        ------------

Net income before provision for income taxes                    884,771           1,312,375

Provision for income taxes (Note 9)
  Current                                                       418,726             473,211
  Deferred                                                      (80,052)             20,605
                                                           ------------        ------------
                                                                338,674             493,816
                                                           ------------        ------------

Net income                                                 $    546,097        $    818,559
                                                           ============        ============
Basic income per common share                              $       0.06        $       0.09
                                                           ============        ============
Weighted average shares outstanding                           9,158,245           9,126,621
                                                           ============        ============
Diluted income per share                                   $       0.06        $       0.09
                                                           ============        ============
Diluted weighted average shares outstanding                   9,395,997           9,486,436
                                                           ============        ============


                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED THROUGH DECEMBER 31, 1998 AND 1999


                                        PREFERRED STOCK              COMMON STOCK            ADDITIONAL                    TOTAL
                                     ---------------------     ------------------------       PAID-IN       RETAINED   STOCKHOLDERS'
                                     SHARES       AMOUNT         SHARES        AMOUNT         CAPITAL       EARNINGS      EQUITY
                                     ------     ----------     ---------     ----------     ----------     ----------  -------------
Balance at December 31, 1997             --     $       --     9,123,555     $    9,124     $1,134,427     $  863,945     $2,007,496

Common stock options exercised           --             --         2,200              2          2,198             --          2,200

Common stock issued for services         --             --        16,664             16         42,684             --         42,700

Net income                               --             --            --             --             --        818,559        818,559
                                     ------     ----------     ---------     ----------     ----------     ----------     ----------

Balance at December 31, 1998                            --     9,142,419          9,142      1,179,309      1,682,504      2,870,955

Common stock options exercised                                    10,000             10          9,990             --         10,000

Common stock issued for services                                   8,336              8         27,606             --         27,614

Net income                                                            --             --             --        546,097        546,097
                                     ------     ----------     ---------     ----------     ----------     ----------     ----------

Balance at December 31, 1999             --     $       --     9,160,755     $    9,160     $1,216,905     $2,228,601     $3,454,666
                                     ======     ==========     =========     ==========     ==========     ==========     ==========


                See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                               ----------------------------
                                                                  1999             1998
                                                               -----------      -----------
Cash flows from operating activities
   Net income                                                  $   546,097      $   818,559
                                                               -----------      -----------
   Adjustments to reconcile net income to net
    cash (used in) provided by
    operating activities
   Depreciation                                                    139,303           86,943
   Deferred taxes                                                  (80,052)          27,697
   Stock issued for services                                        27,614           42,700
   Changes in assets and liabilities
     Other current assets                                          (10,815)         (33,379)
     Accounts receivable                                          (404,406)        (438,757)
     Inventory                                                     202,845       (1,362,867)
     Accounts payable                                             (106,784)         550,941
     Accrued expenses                                              217,533            9,952
     Reserve for returns                                           187,039          (61,702)
     Income taxes payable                                          (23,309)         (13,292)
                                                               -----------      -----------
                                                                   148,968       (1,191,764)
                                                               -----------      -----------
       Net cash provided by (used in) operating activities         695,065         (373,205)
                                                               -----------      -----------

Cash flows from investing activities
   Investment in property and equipment                           (257,709)        (303,614)
   Deposit                                                        (150,000)              --
                                                               -----------      -----------
       Net cash (used in) investing activities                    (407,709)        (303,614)
                                                               -----------      -----------

Cash flows from financing activities
   Proceeds from stock issuance                                     10,000            2,200
                                                               -----------      -----------
       Net cash provided by financing activities                    10,000            2,200
                                                               -----------      -----------

Net increase (decrease) in cash and cash equivalents               297,356         (674,619)

Cash and cash equivalents, beginning of period                     348,979        1,023,598
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $   646,335      $   348,979
                                                               ===========      ===========

Supplemental disclosures of cash flow information:
         Cash paid for income taxes was $361,983 (1999) and $346,695 (1998).


                See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, balances of cash and cash equivalents at banking institutions exceeded federally insured limit by approximately $595,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

ADVERTISING COSTS

The Company expenses advertising expenses as incurred. Total advertising costs of $94,863 and $77,120 for December 31, 1999 and 1998, respectively, were expensed to operations.

INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods which are carried at the lower of average cost or market value. Cost is determined using the average cost method.

RESEARCH AND DEVELOPMENT

Research and development costs related to new product lines are expensed as incurred. Total research and development costs of $24,406 and $53,472 for December 31, 1999 and 1998, respectively were expensed to operations.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes at rates based on the following estimated useful lives:

                                        YEARS
                                        -----
      Machinery and equipment            5-7
      Leasehold improvements              5


REVENUE RECOGNITION

The Company recognized revenue in accordance with the criteria set forth in SFAS
48. Revenue is recognized as product is shipped net of estimated returns. The Company allows returns for defective product and records an estimate of these returns based upon historical operations and experience.

INCOME TAXES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 1999 because of the relatively short maturity of these instruments.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

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

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares plus potential dilutive common shares outstanding which includes common stock options granted under the Company's stock option plans.

CONCENTRATION OF BUSINESS AND CREDIT RISK

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


NOTE 2 - INVENTORIES

Inventories consisted of the following:


                                             December 31,
                                                 1999
                                             ------------
Raw materials                                $ 1,748,946
Work-in-process and finished goods               303,346
Reserve for slow moving inventory               (293,000)
                                             -----------
                                             $ 1,759,292
                                             ===========


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             December 31,
                                                1999
                                             ------------
Machinery and equipment                      $ 785,268
Leasehold improvements                         161,278
                                             ---------
                                               946,546
         Less accumulated depreciation        (396,737)
                                             ---------
                                             $ 549,809
                                             =========

NOTE 4 - TRANSACTION WITH RELATED PARTY

The Company leases office and warehouse space owned by the Company's president.

In April 1998, Oralabs Holding Corp. entered into a management agreement with a company owned by Oralabs Holding Corp.'s President. Oralabs Holding Corp. receive a fee for providing certain receiving, shipping and accounting services. Revenue is recognized as product is shipped. At December 31, 1999 and 1998, Oralabs Holding Corp. recognized revenue of $112,486 and $536,685 under this agreement and amount due from the related party was $0 and $27,664, respectively. The agreement for service income was terminated as of July 1, 1999.

NOTE 5 - COMMITMENTS

OPERATING LEASE

The Company leases office and manufacturing facilities under separate operating leases for buildings owned by the Company's president. The Company also leases two vehicles under operating lease agreements. Total rent payments on all leases total approximately $15,359 per month.

Future minimum lease payments at December 31, 1999 are as follows:

         YEAR ENDING DECEMBER 31,              AMOUNT
         ------------------------            -------------
                  2000                       $     155,047
                  2001                             111,047
                  2002                             104,355
                  2003                              52,626
                  2004                               3,126
                                             -------------
                                             $     426,201
                                             =============

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS (CONTINUED)

Rent expense under these operating leases totaled $168,771 and $122,652 during the years ended December 31, 1999 and 1998, respectively.

DEPOSIT

At December 31, 1999, the Company had a deposit of $150,000 for an order of production equipment. It is the intent of the Company to take out a lease on the equipment of approximately $375,000 at which time the Company would be reimbursed for the $150,000 deposit by the leasing company.

NOTE 6 - SIGNIFICANT SUPPLIERS

For the year ended December 31, 1998, the Company had purchases of $675,000 and $571,066 from two suppliers accounting for 18% and 15% of total purchases. The Company had accounts receivable of $261,176 and $115,604 from two customers representing 23% and 10% of accounts receivable at December 31, 1998.

NOTE 7 - LINE-OF-CREDIT

The Company entered into a line-of-credit agreement with a bank in the amount of $750,000 which expires May 2000. As of December 31, 1999, the Company had available the entire $750,000 unused line-of-credit. The interest rate at December 31, 1999 was 7.5% per annum to be adjusted periodically based on 1.0% under the banks prime rate. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

NOTE 8 - STOCK OPTIONS

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $1.00 per share. The options vest on an annual basis. As of December 31, 1999, the Company had 487,800 incentive options outstanding under this plan, each with exercise price of $1.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 1999, the Company had 40,000 options outstanding under this plan, of which 20,000 options may be exercised at the price of $1.00 per share, 10,000 may be exercised at the price of $4.25 per share and 10,000 may be exercised at the price of $2.50 per share.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - STOCK OPTIONS (CONTINUED)

The following is a summary of options and warrants granted:

                                                     EXERCISE PRICE
                                         OPTIONS       PER SHARE
                                         -------     ------------
Outstanding December 31, 1997            520,000             1.00
     Options granted                      10,000             4.25
     Options exercised                    (2,200)            1.00
                                         -------     ------------
Outstanding December 31, 1998            527,800      1.00 - 4.25
     Options granted                      10,000             2.50
     Options exercised                   (10,000)            1.00
                                         -------     ------------
Outstanding December 31, 1999            527,800     $1.00 - 4.25
                                         =======     ============


The Company has the following stock options outstanding at December 31, 1999:


                                               NON-
 OPTIONS       EXERCISE     EXPIRATION      EXERCISABLE     EXERCISABLE
OUTSTANDING      PRICE        DATE           OPTIONS          OPTIONS
-----------    --------     ----------      -----------     -----------
 20,000        $  1.00     September 2002      10,000          10,000
 10,000           4.25     June 2003            7,500           2,500
 10,000           2.50     June 2004           10,000              --
176,000           1.00     April 2007              --         176,000
 51,000           1.00     June 2007           30,600          20,400
260,800           1.00     August 2007        157,800         103,000
-------        -------                        -------         -------
527,800                                       215,900         311,900
=======                                       =======         =======

Weighted average
information    $  1.09     87.0 months
               =======


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCK OPTIONS (CONTINUED)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                       YEARS ENDED
                                                      DECEMBER 31,
                                                ----------------------
                                                  1999           1998
                                                -------        -------
Net income - as reported                        546,097        818,559
Net income - pro forma                          531,578        796,469
Earnings per share - as reported                    .06            .09
Earnings per share - pro forma                      .06            .08


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 62%; discount rate of 5.50% and 5.45%; and expected lives of 5 and 4 years for 1999 and 1998, respectively.

NOTE 9 - INCOME TAXES

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

The components of the provision for income tax expense are as follows:

                                    DECEMBER 31,
                              -----------------------
                                1999           1998
                              ---------      --------
Current                       $ 418,726      $473,211
Deferred                        (80,052)       20,605
                              ---------      --------
                              $ 338,674      $493,816
                              =========      ========


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - INCOME TAXES (CONTINUED)

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

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:

                                                 DECEMBER 31,
                                                    1999
                                                 ------------
Current deferred tax asset                        $134,572
Current deferred tax liability                          --
                                                  --------
                                                  $134,572
                                                  ========
Long-term deferred tax asset                      $     --
Long-term deferred tax liability                    14,401
                                                  --------
                                                  $ 14,401
                                                  ========


RATE RECONCILIATION

The reconciliation of income tax expense by applying the Federal Statutory rates to the Company's effective income tax rate is as follows:

                                                                    DECEMBER 31,
                                                                   ---------------
                                                                   1999       1998
                                                                   ----       ----
Federal statutory rate                                             34.0%      34.0%
State tax on income, net of federal income tax benefit              5.0        5.0
Nondeductible expenses                                               .3         .4
Other                                                              (1.0)      (1.8)
                                                                   ----       ----
                                                                   38.3%      37.6%
                                                                   ====       ====

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1998
                                                               ------------------------------------------
                                                                  INCOME        SHARES         PER-SHARE
                                                               (NUMERATOR)   (DENOMINATOR)
                                                               -----------   -------------   -------------
Net income                                                     $  818,559

Basic EPS
   Weighted average beginning shares outstanding
                                                                       --     9,123,555
   Weighted average option shares issued                               --           669
   Weighted average shares issued for services                         --         2,397
                                                               ----------    ----------
   Income available to common stockholders                        818,559     9,126,621     $         .09
                                                                                            =============

Effect of Dilutive Common Stock
   Options                                                                      359,815

Diluted EPS
   Income available to common stockholders
    plus assumed conversions                                   $  818,559     9,486,436     $         .09
                                                               ==========    ==========     =============

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1999
                                                               ------------------------------------------
Net income                                                     $  546,097

Basic EPS
   Weighted average beginning shares outstanding                       --     9,142,419
   Weighted average option shares issued                               --         8,383
   Weighted average shares issued for services                         --         7,443
                                                               ----------    ----------
   Income available to common stockholders                        546,097     9,158,245     $         .06
                                                                                            =============

Effect of Dilutive Common Stock
   Options                                                             --       237,752
Diluted EPS
   Income available to common stockholders
    plus assumed conversions                                   $  546,097     9,395,997     $         .06
                                                               ==========     =========     =============


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EXPORT SALES

All of the Company's business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments. Export sales for the years ended December 31, 1999 and 1998 were $1,557,949 or 17% and $1,087,622 or 17% of product sales, respectively.


NOTE 12 - CONTINGENCIES

LITIGATION

The Company is the defendant in a civil suit by a former employee of the Company. The civil suit asserts claims for commissions based upon sales of certain Oralabs Holding Corp. products and a finders fee with respect to acquisition transactions that have not occurred. It also asserts claims for fraud and outrageous conduct. On July 27, 1999, the court granted Oralabs Holding Corp. a motion to dismiss the fraud and outrageous conduct claims.

A trial is set to begin on September 18, 2000. In the opinion of management and supported by advice from counsel, the likelihood of a material adverse effect on the financial position of the Company is small.

NOTE 13 - OTHER INCOME

During 1999, the Company was a party to a transaction in which it was paid a fee of $500,000 and a minority stock ownership position in an unaffiliated entity, of which 25% (after expenses) was paid to Creative Business, LLC ("CBS"), a company owned by a board member, in consideration for brokerage services performed by CBS. After its split and expenses, the Company received approximately $340,000. The stock ownership included 5% preferred and 5% common stock position in the unaffiliated company, of which the Company is obligated to give CBS a 25% share (i.e., 1.25%) of any distributions. No value was attributable to the small minority interest due to the uncertainty of future realization.

NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter for the year ended December 31, 1999, the Company made the following adjustments to the financial statements:

     The Company recorded a physical inventory adjustment of approximately $480,000. The difference was attributed to scrap, defective product, shrinkage, samples and obsolescence. The Company also recorded an adjustment to reserve for slow moving inventory of approximately $160,000.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (CONTINUED)

     The Company recorded approximately $120,000 of commissions expense relating to revenue earned in 1999.

     Finally, the Company made a decision to increase its allowance for returns by $138,000.

                                  EXHIBIT INDEX

 EXHIBIT
   NO.         DESCRIPTION
 -------       -----------
10.5(ii)       Business Lease Between the Company and 2780 South Raritan, LLC
               modified July 1, 1999
  10.6         Agreement between the Company, Creative Business LLC and Allen R.
               Goldstone dated August 24, 1999, as amended
  10.8         Letter Agreement terminating Contract for Services between
               OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999
  23.1         Consent of Independent Public Accountants (Ehrhardt Keefe
               Steiner & Hottman P.C.)
   27          Financial Data Schedule for OraLabs Holding Corp. and
               Consolidated Subsidiaries
