Form 10QSB
period 2000-03-31
ORALABS HOLDING CORP
filed 2000-05-15
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly  period ended:  March 31, 2000 or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to _________________


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 2000 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)
                                 |_| Yes |X| No

                                Table of Contents
                                -----------------


Part I. Financial Information
  Item 1. Financial Statement                                            Page
                                                                         ----

         Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
           And December 31, 1999......................................... 2

         Consolidated Statements of Operations Three Months Ended
         March 31, 2000 and 1999 (Unaudited)............................. 3

         Consolidated Statement of Stockholders' Equity from
          December 31, 1999 Through March 31, 2000 (Unaudited)........... 4

         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2000 and March 31, 1999 (Unaudited)................. 5

         Notes to Consolidated Financial Statements...................... 6 - 7


Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations.................................... 8-9

Part II.  Other Information ............................................. 10-11

         Exhibit Index .................................................. 12



                               ORALABS HOLDING CORP AND SUBSIDIARIES

                                    Consolidated Balance Sheets


-----------------------------------------------------------------------------------------------------------
                                                                         March 31, 2000   December 31, 1999
                                                                              Unaudited
-----------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                                $  471,028   $  646,335
    Accounts receivable, net of allowance for doubtful accounts of $88,491
         and $71,004, respectively                                            2,069,683    1,529,831
    Shareholder receivable                                                       20,044       11,334
    Inventory                                                                 1,818,129    1,759,292
    Deferred income taxes                                                       134,572      134,572
    Prepaid expenses                                                             91,637      124,723
    Deposits                                                                    182,500      150,000
                                                                             ----------   ----------
        Total Current Assets                                                  4,787,593    4,356,087

Property and equipment at cost, net  (Note 2)                                   597,207      549,809
                                                                             ----------   ----------

Total Assets                                                                  5,384,800    4,905,896
                                                                             =======================

Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                          654,615      752,082
      Accrued liabilities                                                       366,561      276,965
      Reserve for Returns (Note 4)                                              384,798      324,797
      Income taxes payable                                                       74,876       82,985
                                                                             ----------   ----------
          Total current liabilities                                           1,480,850    1,436,829

Deferred tax liability                                                           14,401       14,401
                                                                             ----------   ----------
Total liabilities                                                             1,495,251    1,451,230
                                                                             ----------   ----------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized, 9,160,755
   issued and outstanding at the end of both periods                              9,160        9,160
Additional paid-in capital                                                    1,216,905    1,216,905
Retained Earnings                                                             2,663,484    2,228,601
                                                                             ----------   ----------
Total stockholders' equity                                                    3,889,549    3,454,666
                                                                             ----------   ----------

Total liabilities and stockholders' equity                                   $5,384,800   $4,905,896
                                                                             =======================

----------------------------------------------------------------------------------------------------


                            See Notes to Consolidated Financial Statements

                                                 2

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
              Three Months ended March 31, 2000 and March 31, 1999
                                    Unaudited

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                        03/31/00       03/31/99
--------------------------------------------------------------------------------
Revenues:
  Product sales                                        $3,406,421     $2,065,705
  Service income from related party                             0         58,458
  Cost of Sales                                         1,797,211      1,163,747
                                                       ----------     ----------
    Gross Profit                                        1,609,210        960,416
                                                       ----------     ----------

Operating Expenses:
  Engineering                                              85,841         43,901
  Selling and marketing costs                             456,628        296,968
  General and administrative                              368,724        273,357
  Other                                                    11,277         38,055
                                                       ----------     ----------
Total operating expenses                                  922,470        652,281
                                                       ----------     ----------

Net Operating Income                                      686,740        308,135

Other Income (expense)
   Interest and other income                                5,033          4,228
                                                       ----------     ----------
Total other income (expense)                                5,033          4,228
                                                       ----------     ----------

Net income before provision for income taxes              691,773        312,363

Provision for  income taxes
   Current                                                256,890         85,598
   Deferred                                                               20,605
                                                       ----------     ----------
                                                          256,890        106,203
                                                       ----------     ----------

Net Income                                             $  434,883     $  206,160
                                                       ==========     ==========


Basic income per common share                          $     0.05     $     0.02
                                                       ==========     ==========
Weighted average shares outstanding                     9,160,755      9,150,498
                                                       ==========     ==========
Diluted income per share                               $      .05     $      .02
                                                       ==========     ==========
Diluted weighted average shares outstanding             9,558,095      9,332,115
                                                       ==========     ==========

--------------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements



                                        ORALABS HOLDING CORP AND SUBSIDIARIES

                                   Consolidated Statement of Stockholders' Equity
                                      For the three months ended March 31, 2000
                                                      Unaudited

--------------------------------------------------------------------------------------------------------------------
                             Preferred     Stock       Common        Stock    Addl. Paid-In   Retained
                              Shares       Amount       Shares       Amount      Capital      Earnings      Total
--------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 1999                               9,160,755   $    9,160   $1,216,905   $2,228,601   $3,454,666


Net Income                                                                                      434,883      434,883
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance at March 31, 2000                              9,160,755   $    9,160   $1,216,905   $2,663,484   $3,889,549
                            ==========   ==========   ==========   ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------------------------------------------









                                   See Notes to Consolidated Financial Statements

                                                         4


                            ORALABS HOLDING CORP AND SUBSIDIARIES

                            Consolidated Statements of Cash Flow
                     For the three months ended March 31, 2000 and 1999
                                          Unaudited



----------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31
                                                                        2000        1999
----------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net Income                                                            $434,883     $206,160
                                                                      --------     --------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
 Depreciation                                                           39,608       28,360
 Stock issued for services                                                           27,614
 Changes in assets and liabilities:
 Accounts Payable                                                      -97,467      338,268
 Accrued expenses                                                       89,596       -1,278
 Reserve for Returns                                                    60,001        8,874
 Accounts Receivable                                                  -539,852     -299,874
 Shareholder Receivable                                                 -8,710
 Inventory                                                             -58,837      -38,361
 Income taxes payable                                                   -8,109        7,306
 Other current assets                                                   33,086       -3,036
                                                                      --------     --------
Net cash (used in) provided by operating activities                    -55,801      274,033
                                                                      --------     --------

Cash from investing activities
  Investment in property and equipment                                 -87,006      -70,096
  Deposit                                                              -32,500
                                                                      --------     --------
  Net Cash (used in) investing activities                             -119,506      -70,096
                                                                      --------     --------

Cash flows from financing activities
   Stock issued and additional paid-in capital                               0       10,000
                                                                      --------     --------
Net cash (used in) provided by financing activities                          0       10,000
                                                                      --------     --------

Net Increase (decrease) in cash and cash equivalents                  -175,307      213,937
Cash and cash equivalents, beginning of the period                     646,335      348,979
                                                                      --------     --------
Cash and cash equivalents, end of the period                          $471,028     $562,916
                                                                      ========     ========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $265,000 (2000) and $106,293 (1999)

------------------------------------------------------------------------------------------


                      See Notes to Consolidated Financial Statements

                                             5

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 1999 (the "1999 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

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

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

Machinery and equipment:
------------------------

---------------------------------------------
                               March 31, 2000
---------------------------------------------
Machinery and equipment         $   846,442
Leasehold Improvements              187,109
                                -----------
                                  1,033,551
                                -----------
Less accumulated depreciation      (436,344)
                                -----------
                                $   597,207
                                ===========

---------------------------------------------


Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $750,000, which expires May 2000. Subsequent to March 31, 2000 the line was renewed in the amount of $1,000,000, which expires May, 2001. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 3.5% of revenues for returns and allowances of their product (2% was reserved for the quarter ended March 31, 1999). The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2000 and March 31, 1999 is $384,798 and $146,632 respectively.

                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share
--------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


 For the Quarter Ended March 31, 2000
--------------------------------------------------------------------------------------------
                                                            Income        Shares   Per Share
                                                          (Numerator)  (Denominator)  Amt
--------------------------------------------------------------------------------------------
Net Income                                                 $  434,883

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755
                                                           ----------   ----------

Income available to stockholders                           $  434,883    9,160,755   $   .05
                                                                                     =======


Effect of Dilutive Common Stock Options                                    397,340

Diluted EPS
    Income available to common stockholders plus assumed
                                                           ----------   ----------   -------
       Plus assumed conversions                            $  434,883    9,558,095   $   .05
                                                           ==========   ==========   =======

--------------------------------------------------------------------------------------------



For the Quarter Ended March 31, 1999
---------------------------------------------------------------------------------------------
                                                            Income       Shares     Per Share
                                                          (Numerator) (Denominator)     Amt
---------------------------------------------------------------------------------------------
Net Income                                                 $  206,160

Basic EPS
   Weighted average beginning shares outstanding                         9,142,419
   Weighted average options shares issued                                    3,407
   Weighted average shares issued for services                               4,672
                                                           ----------   ----------

Income available to stockholders                           $  206,160    9,150,498   $   .02
                                                                                     =======


Effect of Dilutive Common Stock Options                                    181,617

Diluted EPS
    Income available to common stockholders plus assumed
                                                           ----------   ----------   -------
       Plus assumed conversions                            $  206,160    9,332,115   $   .02
                                                           ==========   ==========   =======


--------------------------------------------------------------------------------------------

                                        7

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2000. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations. For the period ending March 31, 2000 as compared with the period ending March 31, 1999.
--------------------------------------------------------------------------------

Product sales increased $1,340,716 or 65%. The increase was substantially due to lip balm sales to a major mass retail chain to provide the chain with sufficient product to stock its stores for this sales program. As subsequent sales by the Company to the chain will be based upon the volume of retail sales the chain makes to consumers, we do not expect sales to the chain in future quarters to be at this quarter's level. Also, the Company is responsible for paying placement fees to the chain in consideration for the chain making checkout counter space available to the Company. These placement fees are payable during the term of this sales program without regard to the level of our subsequent sales to the chain. Placement fees applied in the first quarter were $320,897, with the balance of $1,138,129 to be accrued throughout the annual program.

Gross profit increased $648,794. As a percentage of sales gross profit increased from 45% to 47%. This increase can be attributed to lower packaging and direct labor cost as a result of a higher volume of bulk packaged product verses the more costly blister carded peg displayed products. Also, our average per piece selling price was slightly higher. This is not necessarily a trend.

Engineering increased $41,940 to support the increased activity in manufacturing due to the larger sales volume.

Selling and marketing increased $159,660. Sales and marketing commissions increased as they related to sales, which increased by $1,340,716.

General and administrative expenses increased approximately $95,367. This increase can substantially be attributed to increased staffing and board member compensation.

Net income increased by $228,723 as explained by the above activities.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2000 compared to December 31, 1999.
-------------------------------------------------------------------------------

Cash decreased $175,307 substantially as a net effect of the following activities.

Accounts receivable increased approximately $539,852. The increase is due primarily to the increase in sales, which was $1,340,716 or 65%.

Inventory increased $58,837 due to a small increase of stock levels to support higher volume manufacturing requirements. 5HTP, a nutritional supplement, encompasses $366,381, or 20% of the inventory. Sales of 5HTP in the last three quarters of 1999 were $25,164, $25,289 and $28,986 respectively. Quarter one, 2000 sales were $31,966. The sales of this product is sufficient enough at this time to not necessitate a further write down of its inventory evaluation.

Retained earnings increased $434,883 as a result of net income.

Trends. In first quarter of 2000, the Company had a large portion of its sales to a major mass retail chain to stock its stores for a lip balm checkout lane program. We do not expect sales to the chain in future quarters to be at this quarter's level (see "Results of Operations, Product Sales"). On the whole, when looking at the progress from 1998 to 1999 and into the year 2000, lip balm continues to show excellent growth. Initial successes with major retailers have created opportunities to expand product lines.

Lip balm gross revenues grew from $1,078,823 in the first quarter of 1999 to $2,775,687 in the first quarter of 2000, or a 157% increase. We expect lip balm products to be the majority of our revenues for this year.

The sour drops and breath fresheners were down, the combined gross revenues were $923,364 the first quarter of 1999 compared to $595,141 in the first quarter of 2000, or a 36% decrease. Although there was a decline in the first quarter of 2000 we don't anticipate this to be a trend throughout the year.

The nutritional supplements, on a relatively smaller scale, showed significant growth. Gross revenues were $53,971 in the first quarter of 1999 compared to $153,890 in the first quarter of 2000, or a 185% increase.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (4.5% of revenues) in a category that is on a growth trend and could be negatively impacted by inflation.

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

No material year 2000 problems for the Company have arisen since the end of the calendar year 1999, and to our knowledge, our suppliers and customers have not had any year 2000 compliance issues which will affect the Company. The Company does not believe there will be any material impact on the Company's business from future year 2000 issues.

PART II - OTHER INFORMATION

Item No. 1.    Legal Proceedings. The Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject except for the litigation described in Item 3 of Part I of the Company's Form
               10-KSB filed for the year ended December 31, 1999.

Item No. 2.    Changes in Securities.  None.

Item No. 3.    Defaults Upon Senior Securities.  None.

Item No. 4.    Submission of Matters to a Vote of Security Holders.  None

Item No. 5.    Other Information.

               Effective May 1, 2000, the Company entered into an Agreement with its President, Gary Schlatter, which extended his employment agreement with the Company for an additional three years, until April 30, 2003. Mr. Schlatter was paid a bonus of $50,000 and his base compensation for the three years was set at $295,000 for year one, $324,500 for year two and $356,950 for year three. In all other material respects, the existing Amended and Restated Employment Agreement remained in effect.

Item No. 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

     Exhibit
     No.         Description
     ---         -----------

     4(1)        Specimen Certificate for Common Stock
     10.1(1)     1997 Stock Plan
     10.2(1)     1997 Non-Employee Directors' Option Plan
     10.3(2)     Amended and Restated Employment Agreement Between the Company's
                 Subsidiary and Gary Schlatter
     10.4(1)     Form of Stock Option Grant under 1997 Non-Employee Directors'
                 Option Plan
     10.5(i)(1)  Lease Agreement Between the Company's Subsidiary and Gary
                 Schlatter (September 1, 1995)
     10.5(ii)(4) Business Lease Between the Company and 2780 South Raritan, LLC
                 modified July 1, 1999
     10.6(4)     Agreement between the Company, Creative Business LLC and Allen
                 R. Goldstone dated August 24, 1999, as amended
     10.7(3)     Contract for Services effective April 1, 1998 between OraLabs,
                 Inc. and Top Form Brands, Inc.
     10.8(4)     Letter Agreement terminating Contract for Services between
                 OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999
     10.9(5)     Agreement (effective May 1, 2000 amending the Employment
                 Agreement listed above as Exhibit 10.3)
     11          No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB
     27(5)       Financial Data Schedule for OraLabs Holding Corp. and
                 Consolidated Subsidiaries for three months ended March 31, 2000 and Amended Financial Data Schedule for three months ended
                 March 31, 1999

------------------

(1) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
(2) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997. 3 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1998.
(4) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1998.
(5)  Filed herewith.

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

                                        ORALABS HOLDING CORP.



                                        By: /s/ Gary Schlatter
                                        ----------------------
                                        Gary Schlatter, President



                                        By: /s/ Emile Jordan
                                        --------------------
                                        Emile Jordan, Chief Financial Officer




DATED: May 12, 2000

                      ORALABS HOLDING CORP AND SUBSIDIARIES

EXHIBIT INDEX

     Exhibit
     No.         Description
     ---         -----------

     4(1)        Specimen Certificate for Common Stock
     10.1(1)     1997 Stock Plan
     10.2(1)     1997 Non-Employee Directors' Option Plan
     10.3(2)     Amended and Restated Employment Agreement Between the Company's
                 Subsidiary and Gary Schlatter
     10.4(1)     Form of Stock Option Grant under 1997 Non-Employee Directors'
                 Option Plan
     10.5(i)(1)  Lease Agreement Between the Company's Subsidiary and Gary
                 Schlatter (September 1, 1995)
     10.5(ii)(4) Business Lease Between the Company and 2780 South Raritan, LLC
                 modified July 1, 1999
     10.6(4)     Agreement between the Company, Creative Business LLC and Allen
                 R. Goldstone dated August 24, 1999, as amended
     10.7(3)     Contract for Services effective April 1, 1998 between OraLabs,
                 Inc. and Top Form Brands, Inc.
     10.8(4)     Letter Agreement terminating Contract for Services between
                 OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999
     10.9(5)     Agreement (effective May 1, 2000 amending the Employment
                 Agreement listed above as Exhibit 10.3)
     11          No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB
     27(5)       Financial Data Schedule for OraLabs Holding Corp. and
                 Consolidated Subsidiaries for three months ended March 31, 2000 and Amended Financial Data Schedule for three months ended
                 March 31, 1999

------------------

(1) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
(2) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997. 3 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1998.
(4) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1998.
(5)  Filed herewith.