Form 10QSB
period 2000-06-30
ORALABS HOLDING CORP
filed 2000-08-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the quarterly period ended:  June 30, 2000
                                     or
[ ]    Transition  Report
       Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from                       to
                                      --------------------      ---------------

Commission File Number:  00023039
                         --------

                              ORALABS HOLDING CORP.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


Colorado                                                        141623047
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2901 South Tejon, Englewood, Colorado                             80110
                                                                  -----
(Address of principal executive offices)                        (Zip Code)

                                 (303) 7839499
                                 -------------
                           (Issuer's telephone number)

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

                                 [X] Yes [ ] No
          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                 [ ] Yes [ ] No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2000 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)
[ ] Yes [X] No

                                Table of Contents



Part I.    Financial Information
  Item 1.   Financial Statement                                            Page
                                                                           ----

         Consolidated Balance Sheets as of June 30, 2000
          (Unaudited) And December 31, 1999...................................2

         Consolidated Statements of Operations Three and
          Six Months Ended June 30, 2000 and 1999 (Unaudited).................3

         Consolidated Statement of Stockholders' Equity
          from December 31, 1999 Through June 30, 2000 (Unaudited)............4

         Consolidated Statements of Cash Flows, Six Months Ended
          June 30, 2000 and June 31, 1999 (Unaudited).........................5

         Notes to Consolidated Financial Statements.........................6-8

Item 2.  Management's Discussion and analysis of Financial
          Conditions And Results of Operations.............................9-10

Part II. Other Information................................................11-13

         Exhibit Index...................................................... 14


                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                     Consolidated Balance Sheets
                                     ---------------------------

=======================================================================================================
                                                                            June 30, 2000  December 31,
                                                                               Unaudited      1999
                                                                               ---------   ----------
Assets
Current Assets
    Cash and cash equivalents                                                  1,016,399   $  646,335
    Accounts receivable, net of allowance for
     doubtful accounts of $100,113
     and $71,004, respectively                                                 1,441,809    1,529,831
    Shareholder receivable                                                        28,139       11,334
    Prepaid Income Taxes                                                         198,932            0
    Inventory                                                                  1,960,752    1,759,292
    Deferred income taxes                                                        134,572      134,572
    Prepaid expenses                                                              57,712      124,723
    Deposits                                                                     240,724      150,000
                                                                              ----------   ----------
        Total Current Assets                                                   5,049,039    4,356,087

Property and equipment at cost, net  (Note 2)                                    626,386      549,809
                                                                              ----------   ----------

Total Assets                                                                   5,675,425    4,905,896
                                                                              ==========   ==========

Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                         1,036,607      752,082
      Accrued liabilities                                                        247,518      276,965
      Reserve for Returns (Note 4)                                               389,768      324,797
      Income taxes payable                                                             0       82,985

          Total current liabilities                                            1,673,892    1,436,829

Deferred tax liability                                                            14,401       14,401
                                                                              ----------   ----------
Total liabilities                                                              1,688,293    1,451,230
                                                                              ----------   ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized;
   none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods                     9,160        9,160
Additional paid-in capital                                                     1,216,905    1,216,905
Retained Earnings                                                              2,761,066    2,228,601
                                                                              ----------   ----------
Total stockholders' equity                                                     3,987,131    3,454,666
                                                                              ----------   ----------

Total liabilities and stockholders' equity                                    $5,675,425   $4,905,896
                                                                              ==========   ==========

=======================================================================================================


                           See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
           Three and Six Months ended June 30, 2000 and June 30, 1999
                                    Unaudited

====================================================================================================
                                                  Three  Months   Ended     Six  Months     Ended
                                                    06/30/00     06/30/99     06/30/00     06/30/99
                                                   ==========   ==========   ==========   ==========
Revenues:

  Product sales                                    $2,528,171    1,849,691   $5,934,592   $3,915,396
  Service income from related party                         0       54,028            0      112,486
                                                   ----------   ----------   ----------   ----------
Total Revenues                                      2,528,171    1,903,719    5,934,592    4,027,882
                                                   ----------   ----------   ----------   ----------
   Cost of Sales                                    1,591,464    1,037,338    3,388,675    2,201,085
                                                   ----------   ----------   ----------   ----------
Gross profit                                          936,707      866,381    2,545,917    1,826,797
                                                   ----------   ----------   ----------   ----------
Operating Expenses:
  Engineering                                          60,790       57,353      146,631      101,254
  Selling and marketing costs                         227,059      243,321      683,687      540,289
  General and administrative                          495,365      305,773      864,089      579,130
  Other                                                10,824       24,874       22,101       62,929
Total operating expenses                              794,038      631,321    1,716,508    1,283,602
                                                   ----------   ----------   ----------    ---------

Net Operating Income                                  142,669      235,060      829,409      543,195


Other Income (expense)
   Interest and other income                           12,556        4,393       17,589        8,621
                                                   ----------   ----------   ----------    ---------
Total other income (expense)                           12,556        4,393       17,589        8,621
                                                   ----------   ----------   ----------    ---------

Net income before provision for income taxes          155,225      239,453      846,998      551,816

Provision for  income taxes
   Current                                             57,643       84,603      314,533      170,201
   Deferred                                                                                   20,605
                                                   ----------   ----------   ----------   ----------
                                                       57,643       84,603      314,533      190,806
                                                   ----------   ----------   ----------   ----------

Net Income                                         $   97,582   $  154,850   $  532,465   $  361,010
                                                   ==========   ==========   ==========   ==========


Basic income per common share                      $      .01   $      .02   $      .06   $      .04
                                                   ==========   ==========   ==========   ==========
Weighted average shares outstanding                 9,160,755    9,160,755    9,160,755    9,155,626
                                                   ==========   ==========   ==========   ==========
Diluted income per share                           $     0.01   $      .02   $      .06   $      .04
                                                   ==========   ==========   ==========   ==========
Diluted weighted average shares outstanding         9,578,998    9,476,980    9,578,998    9,471,851
                                                   ==========   ==========   ==========   ==========

====================================================================================================

                           See Notes to Consolidated Financial Statements

                                        ORALABS HOLDING CORP AND SUBSIDIARIES

                                   Consolidated Statement of Stockholders' Equity
                                        For the six months ended June 30, 2000
                                                        Unaudited

===============================================================================================================================
                                 Preferred     Stock      Common         Stock       Addl. Paid-In     Retained
                                 Shares        Amount     Shares         Amount        Capital         Earnings        Total
                                 ------        ------     ------         ------        -------         --------        -----

Balance at Dec. 31, 1999                                 9,160,755        $9,160      $1,216,905       $2,228,601    $3,454,666


Net Income                                                                                                532,465       532,465


Balance at June 30, 2000
                                                         9,160,755        $9,160      $1,216,905       $2,761,066    $3,987,131
                                ==========  ==========  ==========      ==========    ==========       ==========    ==========


===============================================================================================================================


                                    See Notes to Consolidated Financial Statements

                                     ORALABS HOLDING CORP AND SUBSIDIARIES

                                     Consolidated Statements of Cash Flow
                                For the six months ended June 30, 2000 and 1999
                                                   Unaudited

=============================================================================================================
                                                                                      Six Months
                                                                                        Ended
                                                                                       June 30
                                                                                         2000         1999
                                                                                      ----------   ----------

Cash flows from operating activities

Net Income                                                                            $  532,465   $  361,010
                                                                                      ----------   ----------
Adjustments  to reconcile  net income to net cash  provided by (used in)  operating
 Depreciation                                                                             81,514       59,478
 Stock issued for services                                                                             27,614
 Changes in assets and liabilities:
 Other current assets                                                                    (63,542)     344,410
 Accounts receivable                                                                     747,470       32,682
 Inventory                                                                               (82,622)    (127,671)
 Shareholder receivable                                                                  (16,204)       7,306
  Prepaid Income Taxes                                                                   198,932            0
 Accounts payable                                                                       (157,860)    (329,938)
 Accrued expenses                                                                       (127,753)      12,743
 Reserve for returns                                                                     (53,867)      (4,404)
 Income taxes payable                                                                    (41,790)     (78,272)
                                                                                      ----------   ----------
Net cash (used in) provided by operating activities                                      618,879      304,958
                                                                                      ----------   ----------

Cash from investing activities
  Investment in property and equipment                                                  (158,091)    (127,620)
  Deposit                                                                                (90,724)
                                                                                      ----------   ----------
  Net Cash (used in) investing activities                                               (248,815)    (127,620)
                                                                                      ----------   ----------



Cash flows from financing activities
   Stock issued and additional paidin capital                                               --         10,000
                                                                                      ----------   ----------
Net cash (used in) provided by financing activities                                         --         10,000
                                                                                      ----------   ----------




Net Increase (decrease) in cash and cash equivalents                                     370,065      187,338
Cash and cash equivalents, beginning of the period                                       646,335      348,979
                                                                                      ----------   ----------
Cash and cash equivalents, end of the period                                          $1,016,399   $  536,317
                                                                                      ==========   ==========



Supplemental disclosures of cash flow information:

   Cash paid for income taxes was $423,450 (for 2000) and $258,734 (1999)

=============================================================================================================

                                See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
-------------------------------------------------------------------

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10KSB for the year ended December 31, 1999 (the "1999 Form 10KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Note 2 - Property and Equipment
------------------------------

Property and equipment consisted of the following:

Machinery and equipment:
------------------------
===================================================================
                                                      June 30, 2000
                                                      -------------

Machinery and equipment                                $  876,105
Leasehold Improvements                                    228,531
                                                       ----------
                                                        1,104,636
                                                       ----------
Less accumulated depreciation                           ( 478,250)
                                                       ----------
                                                         $626,386
                                                       ==========

===================================================================


Note 3 - Line-of-Credit
-----------------------

The Company has a line of credit agreement with a bank in the amount of $1,000,000, which expires May 2001. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 3.5% of revenues for returns and allowances of their product (2% was reserved for the quarter ended June 30, 1999). The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30, 2000 and June 30, 1999 is $389,768 and $180,589 respectively.

                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5 - Earnings Per Share
---------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Quarter Ended June 30, 2000
=================================================================================================
                                                                                            Per
                                                                 Income        Shares       Share
                                                              (Numerator)   (Denominator)   Amt
                                                               ----------   -------------   ----

Net Income                                                     $   97,582

Basic EPS

   Weighted average beginning shares outstanding                                9,160,755
                                                               ----------   -------------
Income available to stockholders                               $   97,582       9,160,755   $.01
                                                               ==========   =============   ====

Effect of Dilutive Common Stock Options                                           418,243

Diluted EPS

    Income available to common stockholders plus assumed

       Conversions                                             $   97,582       9,578,998   $.01
                                                               ==========   =============   ====

=================================================================================================


For the Quarter Ended June 30, 1999
=================================================================================================
                                                                                           Per
                                                                Income         Shares      Share
                                                              (Numerator)   (Denominator)   Amt
                                                               ----------   -------------   ----

Net Income                                                     $  154,850

Basic EPS

   Weighted average beginning shares outstanding                                9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services
                                                               ----------   -------------
Income available to stockholders                               $  154,850       9,160,755   $.02
                                                               ==========   =============   ====

Effect of Dilutive Common Stock Options                                           316,225

Diluted EPS
                                                               ----------   -------------   ----
    Income available to common stockholders plus assumed
       Conversions                                             $  154,850       9,476,980   $.02
                                                               ==========   =============   ====

=================================================================================================

                             ORALABS HOLDING CORP AND SUBSIDIARIES


For the Six Months Ended June 30, 2000
=================================================================================================
                                                                                            Per
                                                                 Income        Shares       Share
                                                               (Numerator)  (Denominator)   Amt.
                                                               ----------   -------------   ----

Net Income                                                     $  532,465

Basic EPS
   Weighted average beginning shares outstanding                                9,160,755
                                                               ----------   -------------
Income available to stockholders                               $  532,465       9,160,755   $.06
                                                               ==========   =============   ====


Effect of Dilutive Common Stock Options                                           418,243


Diluted EPS
    Income available to common stockholders plus assumed       ----------   -------------   ----
       Conversions                                             $  532,465       9,578,998   $.06
                                                               ==========   =============   ====

=================================================================================================


For the Six Months Ended June 30, 1999
=================================================================================================
                                                                                            Per
                                                                Income         Shares       Share
                                                               Numerator)   (Denominator)   Amt.
                                                               ----------   -------------   ----

Net Income                                                     $  361,010

Basic EPS
   Weighted average beginning shares outstanding                                9,142,419
   Weighted average options shares issued                                           6,504
   Weighted average shares issued for services                                      6,703
                                                               ----------   -------------
Income available to stockholders                               $  361,010       9,155,626   $.04
                                                               ==========   =============   ====


Effect of Dilutive Common Stock Options                                           316,225

Diluted EPS
    Income available to common stockholders plus assumed       ----------   -------------   ----
       Conversions                                             $  361,010       9,471,851   $.04
                                                               ==========   =============   ====

=================================================================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward Looking Statements
-----------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward looking statements. This quarterly report contains statements that are forward looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2000. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations. For the three month period ending June 30, 2000 as compared with the three month period ending June 30, 1999.
-------------------------------------------------------------------------

Product sales increased $678,480 or 37%. Increased presence in major mass retail with our lip balm products continues to drive our growth in sales.

Gross profit increased $70,326. As a percentage of sales gross profit decreased from 47% to 37%. The Company felt the impact of substantial placement fees (approximately $320,000) to a major mass retail chain whose sales volume (approximately $434,000) was not adequate to maintain gross profit margins comparable to the same period last year.

General and administrative expenses increased $189,592. Non-complying documentation supplied by the Company relating to certain customer orders cost the Company approximately $62,000, but we do not expect this to be reoccurring. Professional fees increased approximately $43,000 primarily from increased costs associated with auditing and financial review. The additional approximately $85,000 can substantially be attributed to management compensation (see Part II Item No. 5) and board member compensation.

Net income decreased by $57,268 as explained by the above activities.

Results of Operations. For the six month period ending June 30, 2000 as compared with the six month period ending June 30, 1999.
--------------------------------------------------------------------------------

Product sales increased $2,019,196 or 52%. Increase presence in major mass retail with our lip balm products is driving our growth in sales over the six month period as it has during the last three months.

Gross profit increased $719,120. As a percentage of sales gross profit decreased from 47% to 43%. During the second quarter of 2000 the Company felt the impact of substantial placement fees (approximately $640,000) to a major mass retail chain whose sales volume (approximately $2,040,000) was not adequate to maintain gross profit margins comparable to the same period last year.

Engineering increased $45,377 to support the increased activity in manufacturing due to the larger sales volume.

Selling and marketing increased $143,398. Sales and marketing commissions increased as they represent a percentage of sales.

General and administrative expenses increased $284,959. Non-complying documentation supplied by the Company relating to certain customer orders cost the Company approximately $62,000, but we do not expect this to be reoccurring. Professional fees increased approximately $121,000 from a combination of increased costs associated with auditing and financial review, and legal fees associated with patent and trademark issues. The additional approximately $102,000 can substantially be attributed to increased management staffing, management compensation (see Part II Item No. 5) and board member compensation.

Net income increased by $171,455 as explained by the above activities.

Liquidity and Capital Resources. Balance Sheet as of June 30, 2000 compared to December 31, 1999.
------------------------------------------------------------------------------

Cash increased $370,064 substantially as a net effect of the following activities.

Accounts receivable decreased approximately $118,022. Our sales in the month of June were relatively less than in the month of December resulting in decreased accounts receivable.

Inventory increased $201,460 due to significant work-in-process for large orders that we expected to ship in June, but which were not shipped until July.

5HTP, a nutritional supplement, encompasses $318,999, or 16% of the inventory. Sales of 5HTP for the last four quarters from quarter three of 1999 through quarter two of 2000 were $25,289, $28,986, $31,966 and $39,636 respectively.

Deposits increased $90,724 for the purpose of securing additional capital production equipment. The Company anticipates receiving the equipment in the third quarter of 2000, for which a total of $240,724 has been deposited. At that time the Company will make a final decision as to whether to lease or purchase the equipment.

Accounts payable increased $284,525 due to carrying higher customer credit balances at the end of the second quarter. We believe that the customer credit balances will be substantially reduced in the third quarter.

Income taxes payable/Prepaid Income Taxes decreased $281,917 due to taxes paid to the IRS in anticipation of sales that were delayed to the third quarter. These funds paid to the IRS will be used to offset the next income tax payment to the IRS.

Retained earnings increased $532,465 as a result of net income.

Trends. In second quarter of 2000, the Company continued to show its most significant growth in the lip balm category. It is reasonable to anticipate growth in the third and fourth quarters of 2000 as we expand our distribution and consumer demand heightens during the fall and winter months. We believe that the promotional cost that will be incurred in the third and fourth quarters will be better absorbed through additional sales associated with those promotional costs.

Lip balm gross revenues grew from $1,785,080 in the first six months of 1999 to $4,235,926 in the first six months of 2000, or a 137% increase. We continue to expect lip balm products to be the majority of our revenues for this year.

The sour drops and breath freshener sales were down. The combined gross revenues were $1,803,731 the first six months of 1999 compared to $1,582,049 in the first six months of 2000, or a 12% decrease. This category has picked up in the second quarter after a slow first quarter and we anticipate that modest gains will continue.

The nutritional supplements, on a relatively smaller scale, showed little growth. Gross revenues were $250,107 in the first six months of 1999 compared to $281,997 in the first six months of 2000 or a 13% increase. We believe that new product introduction in this category will rival the success of the third quarter of 1999, which had sales of $398,359.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (4.8% of revenues) in a category that is on a small growth trend and could be negatively impacted by inflation.

Year 2000. No material year 2000 problems for the Company have arisen since the end of the calendar year 1999, and to our knowledge, our suppliers and customers have not had any year 2000 compliance issues which will affect the Company. The Company does not believe there will be any material impact on the Company's business from future year 2000 issues.


PART II  OTHER INFORMATION

Item No. 1.    Legal Proceedings. The Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or of which any of its property is subject. The litigation described in Item 3 of Part I of the Company's Form
               10KSB filed for the year ended December 31, 1999 has been settled and dismissed.

Item No. 2.    Changes in Securities.  None.


Item No. 3.    Defaults Upon Senior Securities.  None.


Item No. 4.    Submission of Matters to a Vote of Security Holders. On May 25,
               2000, the annual meeting of stockholders of the Company was held at the Company's headquarters in Englewood, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all three of the incumbent directors were reelected. The voting was as follows: Gary H.
               Schlatter 8,287,696 for, 38,522 against, 4,385 abstain; Michael
               I. Friess 8,325,196 for, 1,022 against, 4,385 abstain; Allen R.
               Goldstone 8,326,123 for, 95 against, 4,385 abstain. There were no broker nonvotes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending
               December 31, 2000, there were 8,290,791 votes in favor, 38,747 against and 1,065 abstentions. There were no broker nonvotes.

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

Item No. 6.    Exhibits and Reports on Form 8K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

         Exhibit
         No.      Description
         ---      -----------

         4(1)     Specimen Certificate for Common Stock

         10.1(1)  1997 Stock Plan

         10.2(1)  1997 NonEmployee Directors' Option Plan

         10.3(2) Amended and Restated Employment Agreement Between the Company's Subsidiary and Gary Schlatter

         10.4(1) Form of Stock Option Grant under 1997 NonEmployee Directors' Option Plan

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

         10.6(4) Agreement between the Company, Creative Business LLC and Allen R. Goldstone dated August 24, 1999, as amended

         10.7(3) Contract for Services effective April 1, 1998 between OraLabs, Inc. and Top Form Brands, Inc.

         10.8(4)     Letter Agreement terminating Contract for
                     Services between OraLabs, Inc. and Top Form
                     Brands, Inc. dated April 28, 1999

         10.9(5) Agreement (effective May 1, 2000 amending the Employment Agreement listed above as
                     Exhibit 10.3)

         11 No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this Report on Form 10QSB

         27(6) Financial Data Schedule for OraLabs Holding Corp. and Consolidated Subsidiaries for six months ended June 30, 2000

-------------

(1) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1997.
(2) Incorporated herein by reference to Exhibit B of the Form 8K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
(3) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1998.
(4) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1998.
(5) Incorporated herein by reference to the Company's Form 10QSB filed for the quarter ended March 31, 2000.
(6)  Filed herewith.

(b) There were no reports on Form 8K filed during the quarter reported upon in this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORALABS HOLDING CORP.



                                        By: /s/ Gary Schlatter
                                           -------------------------------------
                                                Gary Schlatter, President



                                        By: /s/ Emile Jordan
                                           -------------------------------------
                                                 Emile Jordan, Chief Financial
                                                 Officer




DATED:   August 14, 2000

                      ORALABS HOLDING CORP AND SUBSIDIARIES

EXHIBIT INDEX

        Exhibit
         No.      Description
         ---      -----------

        4(1)     Specimen Certificate for Common Stock

        10.1(1)  1997 Stock Plan

        10.2(1)  1997 NonEmployee Directors' Option Plan

        10.3(2) Amended and Restated Employment Agreement Between the Company's Subsidiary and Gary Schlatter

        10.4(1) Form of Stock Option Grant under 1997 NonEmployee Directors' Option Plan

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

        10.6(4) Agreement between the Company, Creative Business LLC and Allen R. Goldstone dated August 24, 1999, as amended

        10.7(3) Contract for Services effective April 1, 1998 between OraLabs, Inc. and Top Form Brands, Inc.

        10.8(4)     Letter Agreement terminating Contract for
                    Services between OraLabs, Inc. and Top Form
                    Brands, Inc. dated April 28, 1999

        10.9(5)     Agreement (effective May 1, 2000 amending the
                    Employment Agreement listed above as
                    Exhibit 10.3)

        11 No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this Report on Form 10QSB

        27(6) Financial Data Schedule for OraLabs Holding Corp. and Consolidated Subsidiaries for six months ended June 30, 2000

-------------

(1) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1997.
(2) Incorporated herein by reference to Exhibit B of the Form 8K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
(3) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1998.
(4) Incorporated herein by reference to the Company's Form 10K filed for fiscal year 1998.
(5) Incorporated herein by reference to the Company's Form 10QSB filed for the quarter ended March 31, 2000.
(6)  Filed herewith.