Form 10QSB
period 2000-09-30
ORALABS HOLDING CORP
filed 2000-11-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




|X|
Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended: September 30, 2000
 or
|_|Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange
 Act of 1934. For the transition period from_________________ to



Commission File Number:    000-23039
                         -------------

                              ORALABS HOLDING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                             14-1623047
 -----------------------------                                -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2901 South Tejon, Englewood, Colorado                              80110
-------------------------------------                              -----
(Address of principal executive offices)                          (Zip Code)

                                 (303) 783-9499
                            -------------------------
                           (Issuer's telephone number)

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

                         |_|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2000 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)|_| Yes |X| No

                                Table of Contents
                                -----------------

Part I.     Financial Information
  Item 1.   Financial Statement                                            Page
                                                                           ----

         Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
           And December 31, 1999............................................ 2

         Consolidated Statements of Operations Three and Nine Months Ended
         September 30, 2000 and 1999 (Unaudited)............................ 3

         Consolidated Statement of Stockholders' Equity from December 31, 1999
          Through September 30, 2000 (Unaudited)............................ 4

         Consolidated Statements of Cash Flows, Nine Months Ended
           September 30, 2000 and September 31, 1999 (Unaudited)............ 5

         Notes to Consolidated Financial Statements..................... 6 - 8

  Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations.................................. 9 - 11

Part II.  Other Information........................................... 12 - 14

         Exhibit Index..................................................... 15



                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                     Consolidated Balance Sheets
                                     ---------------------------

------------------------------------------------------------------------------------------------------
                                                                 September 30, 2000  December 31, 1999
                                                                       Unaudited
------------------------------------------------------------------------------------------------------

Assets

Current Assets
    Cash and cash equivalents                                          1,265,427         $  646,335
    Accounts receivable, net of allowance for doubtful accounts of
$119,413 and $71,004, respectively                                     2,376,214          1,529,831
    Shareholder receivable                                                     0             11,334
    Inventory                                                          1,920,972          1,759,292
    Deferred income taxes                                                 17,001            134,572
    Prepaid expenses                                                     103,362            124,723
    Deposits                                                             255,911            150,000
                                                                      ----------         ----------
        Total Current Assets                                           5,938,887          4,356,087

Property and equipment at cost, net  (Note 2)                            660,146            549,809
                                                                      ----------         ----------

Total Assets                                                           6,599,033          4,905,896
                                                                      ==========         ==========



Liabilities and Stockholders' Equity



Current Liabilities
      Accounts Payable                                                 1,317,316            752,082
      Accrued liabilities                                                400,534            276,965
      Reserve for Returns (Note 4)                                       419,503            324,797
      Income taxes payable                                                     0             82,985
                                                                      ----------         ----------
          Total current liabilities                                    2,137,353          1,436,829

Deferred tax liability                                                    14,401             14,401
                                                                      ----------         ----------
Total liabilities                                                      2,151,754          1,451,230
                                                                      ----------         ----------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
9,160,755 issued and outstanding at the end of both                        9,160              9,160
periods
Additional paid -in capital                                            1,216,905          1,216,905
Retained Earnings                                                      3,221,214          2,228,601
                                                                      ----------         ----------
Total stockholders' equity                                             4,447,279          3,454,666
                                                                      ----------         ----------

Total liabilities and stockholders' equity                            $6,599,033         $4,905,896



                           See Notes to Consolidated Financial Statements


                              ORALABS HOLDING CORP AND SUBSIDIARIES

                              Consolidated Statements of Operations
              Three and Nine Months ended September 30, 2000 and September 30, 1999
                                            Unaudited

------------------------------------------------------------------------------------------------
                                                 Three Months Ended         Nine Months Ended
                                                09/30/00    09/30/99      09/30/00    09/30/99
------------------------------------------------------------------------------------------------


Revenues:

  Product sales                                $3,856,857    2,768,488   $9,791,449   $6,683,884
  Service income from related party                     0            0            0      112,486
                                               ----------   ----------   ----------   ----------
Total Revenues                                  3,856,857    2,768,488    9,791,449    6,796,370
                                               ----------   ----------   ----------   ----------
   Cost of Sales                                2,197,396    1,526,937    5,586,071    3,728,022
                                               ----------   ----------   ----------   ----------
Gross profit                                    1,659,461    1,241,551    4,205,378    3,068,348
                                               ----------   ----------   ----------   ----------
Operating Expenses:
  Engineering                                      72,215       35,153      218,846      136,407
  Selling and marketing costs                     502,699      249,691    1,186,386      789,980
  General and administrative                      370,951      222,330    1,235,040      801,460
  Other                                               551       -9,738       22,652       53,191
                                               ----------   ----------   ----------   ----------
Total operating expenses                          946,416      497,436    2,662,924    1,781,038
                                               ----------   ----------   ----------   ----------

Net Operating Income                              713,045      744,115    1,542,454    1,287,310

Other Income (expense)
   Interest and other income                       18,917      320,485       36,506      329,106
                                               ----------   ----------   ----------   ----------
Total other income (expense)                       18,917      320,485       36,506      329,106
                                               ----------   ----------   ----------   ----------
Net income before provision for income taxes      731,962    1,064,600    1,578,960    1,616,416

Provision for  income taxes
   Current                                        271,814      397,096      586,347      567,297
   Deferred                                                                               20,605
                                               ----------   ----------   ----------   ----------
                                                  271,814      397,096      586,347      587,902
                                               ----------   ----------   ----------   ----------
Net Income                                     $  460,148   $  667,504   $  992,613   $1,028,514
                                               ==========   ==========   ==========   ==========


Basic income per common share                  $      .05   $      .07   $      .11   $      .11
                                               ==========   ==========   ==========   ==========
Weighted average shares outstanding             9,160,755    9,160,755    9,160,755    9,155,626
                                               ==========   ==========   ==========   ==========
Diluted income per share                       $     0.05   $      .07   $      .10   $      .11
                                               ==========   ==========   ==========   ==========
Diluted weighted average shares outstanding     9,454,090    9,357,680    9,517,545    9,354,273
                                               ==========   ==========   ==========   ==========


                         See Notes to Consolidated Financial Statements

                                               ORALABS HOLDING CORP AND SUBSIDIARIES

                                          Consolidated Statement of Stockholders' Equity
                                           For the Nine months ended September 30, 2000
                                                             Unaudited

                                   ----------   ----------   ----------   ----------     ----------       ----------    ----------
                                                  Stock        Common        Stock       Addl. Paid-In    Retained
                                   Preferred      Amount       Shares        Amount        Capital        Earnings        Total
                                    Shares
                                   ----------   ----------   ----------   ----------     ----------       ----------    ----------

Balance at Dec. 31, 1999                                      9,160,755      $9,160      $1,216,905       $2,228,601    $3,454,666



Net Income                                                                                                   992,613       992,613

                                   ----------   ----------   ----------   ----------     ----------       ----------    ----------
Balance at September 30, 2000
                                                              9,160,755      $9,160      $1,216,905       $3,221,214    $4,447,279
                                   ==========   ==========   ==========   ==========     ==========       ==========    ==========


                                          See Notes to Consolidated Financial Statements

                                        ORALABS HOLDING CORP AND SUBSIDIARIES


                                        Consolidated Statements of Cash Flow
                                For the Nine months ended September 30, 2000 and 1999
                                                      Unaudited



-------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended   September 30
                                                                                         2000             1999
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities


Net Income                                                                            $  992,613        $1,028,514
                                                                                      ----------        ----------
Adjustments  to reconcile  net income to net cash  provided by (used in)  operating activities
 Depreciation                                                                            126,486            90,596
 Deferred Taxes                                                                          117,571
 Stock issued for services                                                                     0            27,614
 Changes in assets and liabilities:
 Other current assets                                                                   -109,192           358,789
 Accounts receivable                                                                    -216,935          -685,547
 Prepaid taxes                                                                                 0
 Inventory                                                                               -42,842          -300,328
 Shareholder receivable                                                                   11,935             7,306
 Accounts payable                                                                        122,849          -133,145
 Accrued expenses                                                                         25,263            22,336
 Reserve for returns                                                                     -24,132           -12,393
 Income taxes payable                                                                    157,142           135,524
                                                                                      ----------        ----------
Net cash (used in) provided by operating activities                                    1,160,758           539,266
                                                                                      ----------        ----------
Cash from investing activities
  Investment in property and equipment                                                  -236,823          -204,664
  Deposit                                                                               -304,843
                                                                                      ----------        ----------
  Net Cash (used in) investing activities                                               -541,666          -204,664

                                                                                      ----------        ----------
Cash flows from financing activities
   Stock issued and additional paid-in capital                                                 0            10,000
                                                                                      ----------        ----------
Net cash (used in) provided by financing activities                                            0            10,000
                                                                                      ----------        ----------

Net Increase (decrease) in cash and cash equivalents                                     619,092           344,602
Cash and cash equivalents, beginning of the period                                       646,335           348,979
                                                                                      ----------        ----------
Cash and cash equivalents, end of the period                                          $1,265,427        $  693,581
                                                                                      ==========        ==========


Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $423,450 (for 2000) and $289,593 (1999)


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

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

Machinery and equipment:
------------------------

--------------------------------------------------------------------------------
                                                            September 30, 2000
--------------------------------------------------------------------------------

Machinery and equipment                                       $  919,077
Leasehold Improvements                                           264,292
                                                              ----------
                                                               1,183,369
                                                              ----------
Less accumulated depreciation                                  ( 523,223)
                                                              ----------
                                                              $  660,146
                                                              ==========
--------------------------------------------------------------------------------

Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $750,000, which expires May, 2001. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 3.5% of revenues for returns and allowances of their product (2% was reserved for the quarter ended September 30, 1999). The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30, 2000 and September 30, 1999 is $419,503 and $180,589 respectively.


                                              ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Quarter Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)         (Denominator)          Per Share Amt
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $460,148

Basic EPS
   Weighted average beginning shares outstanding                                            9,160,755

                                                                      ---------             ---------
Income available to stockholders                                       $460,148             9,160,755                $     .05
                                                                                                                     =========

Effect of Dilutive Common Stock Options                                                       293,335

Diluted EPS
    Income available to common stockholders plus assumed
                                                                      ---------              ---------               ---------
       Plus assumed conversions                                        $460,148              9,454,090               $     .05
                                                                      =========              =========               =========

------------------------------------------------------------------------------------------------------------------------------------



For the Quarter Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)          Per Share Amt
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $667,504

Basic EPS

   Weighted average beginning shares outstanding                                             9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services

                                                                      ---------              ---------
Income available to stockholders                                       $667,504              9,160,755               $     .07
                                                                                                                     =========

Effect of Dilutive Common Stock Options                                                        196,925

Diluted EPS
    Income available to common stockholders plus assumed
                                                                      ---------              ---------               ---------
       Plus assumed conversions                                        $667,504              9,357,680               $     .07
                                                                      =========              =========               =========

------------------------------------------------------------------------------------------------------------------------------------

                                               ORALABS HOLDING CORP AND SUBSIDIARIES


For the Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)         Per Share Amt.
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $992,613

Basic EPS
   Weighted average beginning shares outstanding                                             9,160,755

                                                                      ---------              ---------
Income available to stockholders                                       $992,613              9,160,755               $     .11
                                                                                                                     =========



Effect of Dilutive Common Stock Options                                                        356,790


Diluted EPS

    Income available to common stockholders plus assumed
                                                                      ---------              ---------               ---------
       Plus assumed converions                                         $992,613              9,517,545               $     .10
                                                                      =========              =========               =========

------------------------------------------------------------------------------------------------------------------------------------



For the Nine Months  Ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)         Per Share Amt.
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                           $1,028,514

Basic EPS
   Weighted average beginning shares outstanding                                             9,142,419
   Weighted average options shares issued                                                        7,119
   Weighted average shares issued for services                                                   7,810

                                                                     ----------              ---------
Income available to stockholders                                     $1,028,514              9,157,348               $     .11
                                                                     ==========              =========               =========



Effect of Dilutive Common Stock Options                                                        196,925


Diluted EPS
    Income available to common stockholders plus assumed

                                                                     ----------             ---------                ---------
       Plus assumed conversions                                      $1,028,514             9,354,273                $     .11
                                                                     ==========             =========                =========

------------------------------------------------------------------------------------------------------------------------------------

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2000. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations.    For the three month period ending September 30, 2000
--------------------------------------------------------------------------------
as compared with the three month period ending
----------------------------------------------
September 30, 1999.
------------------

Product sales increased $1,088,369 or 39%. The Company experienced significant growth in major mass retail and dollar stores with our lip balm category making the most significant contribution.

Gross profit increased $417,910. As a percentage of sales gross profit decreased from 45% to 43%. The Company absorbed approximately $447,098 in promotional cost as compared to approximately $358,048 for the same time period last year.

Engineering expenses increased $37,062 to support the increased activity in manufacturing due to the larger sales volume.

Selling and marketing increased $253,008. Sales and marketing commissions increased as they related to sales, which increased by $1,088,369. Additionally, a reserve for in-house sales commissions, which was not in place during this same period in 1999, was booked for $97,247.

General and administrative expenses increased $148,621. Professional fees increased $75,327 from a combination of legal fees that were reallocated to the cost associated with the company's transaction as outlined in Other Income in the third quarter of 1999 and increased costs associated with auditing and financial review. The additional $73,294 can substantially be attributed to management bonus compensation and board member compensation.

Other Income decreased by $301,568. This was substantially due to a transaction during the third quarter of 1999 in which the Company received a one-time cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income decreased by $207,356 as explained by the above activities.

Results of Operations.    For the Nine month period ending September 30, 2000
--------------------------------------------------------------------------------
as compared with the Nine month period ending September 30, 1999.
----------------------------------------------------------------


Product sales increased $3,107,565 or 46%. Increased presence in major mass retail with our lip balm products is driving our growth in sales over the Nine-month period as it has during the last three months.

Gross profit increased $1,137,030. As a percentage of product sales gross profit (excluding service income) decreased from 46% to 43%. The Company absorbed approximately $1,567,000 in promotional cost as compared to approximately $683,283 for the same time period last year.

Engineering increased $82,439 to support the increased activity in manufacturing due to the larger sales volume.

Selling and marketing increased $396,406. Sales and marketing commissions increased as they related to sales, which increased by $3,107,565. Additionally, a reserve for in-house sales commissions, which was not in place during this same period in 1999, was booked for $225,984.

General and administrative expenses increased $433,580. Customer compliance charges contributed approximately $63,000 that is not reoccurring. Professional fees increased approximately $122,000 from a combination of legal fees that were reallocated to the cost associated with the company's transaction as outlined in Other Income in the third quarter of 1999; increased costs associated with auditing and financial review; and legal fees associated with patent and trademark issues. The additional $248,580 can substantially be attributed to management staffing and bonus compensation and board member compensation.

Other Income decreased $292,600. This was substantially due to a transaction during the third quarter of 1999 in which the Company received a one-time cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income decreased by $35,901 as explained by the above activities.

Liquidity and Capital Resources.  Balance Sheet as of September 30, 2000
--------------------------------------------------------------------------------
compared to December 31, 1999.
------------------------------

Cash increased $619,092 substantially as a net effect of the following activities.

Accounts receivable increased approximately $846,383. This increase can be predominantly attributed to the re-classing of customer credits (a liability) from accounts receivable to accounts payable in the amount of $749,650. This re-class has the effect of increasing both accounts receivable and accounts payable. To a lesser degree the accounts receivable increase was due to an increase in sales from to $2,364,663 in the fourth quarter of 1999 to $3,856,857 in sales for the third quarter of 2000.

Inventory increased $161,680 due to increasing stock levels of work-in-process for substantial customers that demand immediate delivery. New process tracking procedures are being implemented that should improve the ratio of inventory to sales.

5HTP, a nutritional supplement, encompasses $292,090, or 15% of the inventory. Sales of 5HTP for the first three quarters of 2000 were $164,583, which resulted in a $99,907 reduction in inventory over the same time period.

Deposits increased $105,911 for the purpose of securing additional capital production equipment. The Company had anticipated delivery of the equipment in the third quarter of 2000, but it has been delayed to the fourth quarter of 2000. Upon receipt of the equipment the Company will make a final decision as to whether to lease or purchase the equipment.

Accounts payable increased $565,234. This can be predominantly attributed to a re-class of customer credits to accounts payable in the amount of $749,650.

Accrued Liabilities increased $123,569 due to an increase in reserves for sales commissions earned based on sales that have occurred which the Company has not yet been paid for.

Reserve for returns increased $94,706 due to an increase in the percent allowance from 2% to 3.5% and due to increased sales. Please reference Note 4 to the Consolidated Financial Statements for further explanation.

Retained earnings increased $992,613 as a result of net income.

Trends. In third quarter of 2000, the Company continued to show its most significant growth in the lip balm category. It is reasonable to anticipate continued growth in the fourth quarter of 2000 as we expand our distribution and consumer demand heightens during the winter months. It should be noted that two of OraLabs, Inc. significant customers have experienced consecutive losses over their last two reporting periods. In the event that sales to these customers are reduced or eliminated the Company could have a significant drop in revenues and earnings until such time as these customers sales volumes could be replaced.

Lip balm gross revenues grew from $3,248,719 in the first Nine months of 1999 to $6,725,504 in the first Nine months of 2000, or a 107% increase. We continue to expect lip balm products to be the majority of our revenues for this year.

Sales of sour drops and breath fresheners were down. The combined gross revenues were $2,785,530 the first Nine months of 1999 compared to $2,466,558 in the first Nine months of 2000, or a 11% decrease. This category has picked up in the third quarter and we anticipate that modest gains will continue.

The nutritional supplements, on a relatively smaller scale, showed little growth. Gross revenues were $648,467 in the first Nine months of 1999 compared to $656,329 in the first Nine months of 2000 or a 1% increase.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (6.7%) of revenues and could be negatively impacted by inflation.

Recently Issued Accounting Pronouncements
-----------------------------------------

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation, which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The company believes its existing stock based compensation policies and procedures are in compliance with FIN 44, and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

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

Item No. 2.         Changes in Securities.  None.
                    ---------------------

Item No. 3.         Defaults Upon Senior Securities.  None.
                    -------------------------------

Item No. 4.         Submission of Matters to a Vote of Security Holders.  None
                    ---------------------------------------------------

Item No. 5.         Other Information. None.
                    -----------------

Item No. 6.         Exhibits and Reports on Form 8-K.
                    --------------------------------

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

         Exhibit
         No.         Description

         4(1)        Specimen Certificate for Common Stock
         10.1(1)     1997 Stock Plan
         10.2(1)     1997 Non-Employee Directors' Option Plan
         10.3(2)     Amended and Restated Employment Agreement Between the
                     Company's  Subsidiary and Gary  Schlatter
         10.4(1)     Form of Stock Option Grant under 1997 Non-Employee
                     Directors' Option Plan
         10.5(i)(6)  Business Lease Between the Company's Subsidiary and
                     Gary Schlatter (September 1, 2000)
         10.5(ii)(4) Business Lease Between the Company and 2780 South Raritan,
                     LLC modified July 1, 1999
         10.6(4)     Agreement between the Company, Creative Business LLC and
                     Allen R.  Goldstone  dated August 24, 1999, as amended
         10.7(3)     Contract for Services  effective  April 1, 1998 between
                     OraLabs, Inc. and Top Form Brands, Inc.
         10.8(4)     Letter Agreement terminating  Contract for Services between
                     OraLabs,  Inc. and Top Form  Brands, Inc. dated April 28,
                     1999
         10.9(5)     Agreement (effective  May 1, 2000 amending the
                     Employment  Agreement listed above as Exhibit 10.3)
         11          No statement re: computation of per share earnings is
                     required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB
         27(6)       Financial  Data Schedule for OraLabs Holding Corp. and
                     Consolidated Subsidiaries for nine months ended September 30, 2000.

------------------

1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.

4 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.

5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.

6    Filed herewith.

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

                                        ORALABS HOLDING CORP.



                                        By:  /s/  Gary Schlatter
                                           ------------------------------------
                                                  Gary Schlatter, President



                                        By:  /s/  Emile Jordan
                                           ------------------------------------
                                                  Emile Jordan, Chief Financial
                                                  Officer




DATED:   November 14, 2000

                      ORALABS HOLDING CORP AND SUBSIDIARIES

EXHIBIT INDEX

         Exhibit
         No.          Description

         4(1)         Specimen Certificate for Common Stock
         10.1(1)      1997 Stock Plan
         10.2(1)      1997 Non-Employee Directors' Option Plan
         10.3(2)      Amended and Restated Employment Agreement Between the
                      Company's Subsidiary and Gary Schlatter
         10.4(1)      Form of Stock Option Grant under 1997 Non-Employee
                      Directors' Option Plan
         10.5(i)(6)   Business Lease Between the Company's Subsidiary and Gary
                      Schlatter (September 1, 2000)
         10.5(ii)(4)  Business Lease Between the Company and 2780 South Raritan,
                      LLC modified July 1, 1999
         10.6(4)      Agreement between the Company, Creative Business LLC and
                      Allen R. Goldstone dated August 24, 1999, as amended
         10.7(3)      Contract for Services effective April 1, 1998 between
                      OraLabs, Inc. and Top Form Brands, Inc.
         10.8(4)      Letter Agreement terminating Contract for Services between
                      OraLabs, Inc. and Top Form Brands, Inc. dated April 28,
                      1999
         10.9(5)      Agreement (effective May 1, 2000 amending the Employment
                      Agreement listed above as Exhibit 10.3)
         11           No statement re: computation of per share earnings is
                      required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB
         27(5)        Financial Data Schedule for OraLabs Holding Corp. and
                      Consolidated Subsidiaries for nine months ended March 31, 2000.

------------------

1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.

4 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.

5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.

6    Filed herewith.