Form 10KSB
period 2000-12-31
ORALABS HOLDING CORP
filed 2001-04-02
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2000

|_|       Transition report under section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _______________ to

          _______________________________________

Commission File Number:     000-23039
                         -------------------------------------------------------

                              ORALABS HOLDING CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Colorado                                           14-1623047
--------------------------------------------                --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

2901 South Tejon Street, Englewood, Colorado                        80110
--------------------------------------------                --------------------
 (Address of principal executive offices)                         (Zip Code)

(Issuer's telephone number:    (303) 783-9499
                             ---------------------------------------------------

Securities to be registered under Section 12(b) of the Act:

    Title of each class                                  Name of each exchange
           None                                          on which registered
--------------------------------------------

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
                                Yes   X    No
                                    -----     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $13,885,423

As of March 22, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date, was approximately $2,021,978.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes       No
                                       -----    -----
(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2001, there were 9,160,755 shares of common stock outstanding

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 24, 2001 (the "2000 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                Yes      No    X
                                   -----     -----

                                     PART I

PART I

Item 1.  Description of Business.

     Business Development. On May 1, 1997, OraLabs, Inc., a privately held company, became a wholly owned subsidiary of SSI Capital Corp. (the predecessor of the Company). SSI Capital Corp. subsequently merged with OraLabs Holding Corp., with OraLabs Holding Corp. becoming the surviving company. As a result of these transactions, the Company is the sole stockholder of OraLabs, Inc.

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

     The following discussion, insofar as it is for time periods prior to May 1, 1997, will, in effect, be about the business of OraLabs, Inc. (which may be referred to as the "Subsidiary"), as SSI Capital Corp. was not then engaging in any substantive business. The term "Company" or "OraLabs" will mean OraLabs Holding Corp., successor to SSI Capital Corp., and except where otherwise indicated, all discussions of the business of the Company includes the business of the Subsidiary.

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

     In 1999 the Company introduced its own brands of lip balm in traditional twist stick containers. The brands include Lip Rageous(TM), Chap Ice(TM), and Lip Naturals(TM). These brands are sold in both traditional containers as well as the Company's patented mini-container, which was introduced in 1996. The Company's private label and contract packaging lip balm business continued to contribute to growth and profitability in 2000.

     The year 2000 brought about many positive changes to the Company, a focus on its core product lines resulted in a year of approximately 53 % growth in sales revenue and approximately 149 % growth in net income.

     Lip Ice(TM), Lip Rageous Glitters(TM) and Essential Lip Moisturizer(TM) were new product introductions for 2000. The re-branding of Ice Drops Extreme Sours to Sour Zone(TM) for the Company's sour candy products was well received by the trade with the exception of the Revolting Sour Chews, which were discontinued.

     The nutritional supplement line of products initially introduced in 1998 grew to include Cholesterx(TM) (to support healthy cholesterol levels) and Breast Plus(TM). The company introduced two new weight loss products during 2000, Drenalean(TM) and Cheat & Lean(TM). Cholesterx was sold in early 2001 with no material financial impact to the Company.

     In 1999, The Company took a write-down on its 5-HTP inventory (which was initially purchased in 1998) and in 2000 the Company was able to reduce the 5-HTP inventory to a level that is in line with the current sales demand and at a cost that is in line with the market.

     Business of the Company.
     -----------------------

     Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in more than 50,000 domestic retail outlets as well as more than 35 foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops under the brand name Ice Drops(R), as well as sour drops; lip balm products under the names Ice Drops(R), Lip Rageous(TM), Chap Ice(TM), Lip Naturals(TM), Lip Ice(TM), Lip Rageous Glitters(TM) and Essential Lip Moisturizer(TM) as well as private label names; and a line of nutritional supplements and related products consisting of MSM, 5-HTP, Glucosamine + MSM, Healthy Bears(TM), Breast Plus(TM), Drenalean(TM) and Cheat & Lean(TM).

     In general, the Company's distribution still covers the same markets that it always has. 2000 further expanded sales to large retailers, which were responsible for the major growth in the Company's revenues. The Company has made a successful shift in its dominant product line from breath freshening into what it considers its current and future primary business, the lip balm category. The Company has established itself as a major competitor in the lip balm business, deriving approximately 70% of its revenue and most of its growth from sales of lip balm. This is a category that the Company believes can achieve continued growth into 2001 and beyond.

     The Company also believes that its nutritional supplement sales will continue to be part of its overall revenue growth. The sales of breath freshener are not growing as fast as other product lines; however, that market remains very important and is very stable for the Company. We have seen add-on sales of breath freshener, as we are able to expand sales in some faster growing categories. The sales of sour drops for the Company are expected to grow but at a slower pace than lip balm.

     The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products that the Company believes fill niches. The marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established. With respect to the nutritional supplements, the Company's marketing strategy is to identify and market cutting edge products with broad consumer appeal. It is the intention of the Company to sell its supplement brands both to the mass market as well as to the health markets.

     The Company's products and packaging continue to be conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Englewood, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors. The Company has purchased some high speed filling and labeling equipment in order to help keep capacities ahead of sales. The Company added three new manufacturing lip balm lines in 2000, one for filling jars and two for filling its patented mini container.

     Sales of 5-HTP have met the Company's expectations, and as a result the amount of inventory of the raw materials for this product has decreased (see "Management's Discussion and Analysis-Liquidity and Capital Resources"). The Company has sold some of the raw material to other wholesalers and will continue to pursue this strategy as well as to sell its own brand.

     Products Launched in 2000. The Company introduced two new supplement products in 2000, Drenalean(TM) and Cheat & Lean(TM), both of which are for weight loss. Neither product achieved a material level of sales through the end of the year.

     The Company also added to its line of branded lip balm to include Lip Ice(TM), Essential Lip Moisturizer(TM) and Lip Rageous Glitters(TM). It continued to do well with the brands introduced in 1999, which included Lip Naturals(TM), Lip Rageous(TM) and Chap Ice(TM) brands. The Company also expanded its Sour Zone(TM) candy line to include sour sprays, which are targeted to the teen and pre-teen candy markets.

     Former Charges Against the Company's President. In December 1999, charges were filed against the Company's President relating to the sale of pseudoephedrine, the product being sold by Top Form Brands, Inc. (see "Involvement in Certain Legal Proceedings" in the Company's 2000 Definitive Proxy Statement). During the approximate one month period from the bringing of the charges to their dismissal without prejudice on January 14, 2000, the Company was required to direct attention and resources to evaluating the filing of the charges as well as to events which resulted from that filing, including that trading in the Company's common stock on NASDAQ was halted until January 14, 2000. At about that time, the Board determined that approval by its disinterested members of the Board of Directors would be required for the Company to enter into certain significant transactions, and on April 13, 2000, these requirements were removed.

     Competitive Business Conditions. Competition for all of the Company's products is very significant. With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors. Most candy breath mint companies have introduced what are known as "power mints." This has hurt the sales of Ice Drops(R) Breath Freshener. Most of these mint brands now offer a breath freshener as powerful as Ice Drops(R). While the strength of candy mints previously did not favorably compare to ice Drops(R), they are now considered true competitors.

     With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex(R)), and the balance of the market consists of more than 50 different brands. It is estimated that there are only ten to twenty viable competitors from a manufacturing standpoint.

     With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups, major drug manufacturers and Fortune 100 companies. The vast size makes it possible for many niche marketers as well as the major manufacturers to be successful although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and the health food industry retailers. In addition, there are many multi-level marketers and direct sellers supplying nutritional supplements. The competition in this field has grown increasingly competitive as many are positioning for shelf space. More and more large companies are getting in this business and there has also been a flurry of consolidation to help strengthen competitive position.

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

     Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials at comparable prices to the extent that an existing business relationship terminates. Complex Tooling and Molding is a principal supplier of to the Company.

     Dependence Upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, one company accounted for approximately 12% of the Company's revenues.

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

     Seasonality. The demand for the Company's lip balm products tends to increase during the cold, dry weather months, but the inclusion of sun block in some of the lip balm products may tend to even out sales during the year. Even though the sun block products will help, sales of lip balm are still considered to be 50-70% seasonal.

     Practices of the Company in the Industry. The Company's typical practices with respect to all of its products is to keep adequate inventory on hand for shipments within a two to three week period, and the Company generally extends credit on purchases for a term of 30- 90 days after shipment. The Company does not formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise.

     Managing Growth. In the last half of 2000 the Company experienced shipping delays. The Company then took steps to handle orders more timely both on a short-term and long term basis. The changes include improved manufacturing and assembly processes including new automation, new inventory controls and a new database for production planning. The Company also received support from some vendors who provided local warehousing for raw materials heavily used by the Company. Finally, the Company made changes in middle level management. The Company believes it is in a better position to handle higher levels of orders for its products in 2001 than it was during 2000.

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

     The DSHEA provides certain regulatory benefits for the nutritional supplement industry. Prior to its passage, some supplements had been classified as food additives which could subject them to a review process by the FDA prior to approval for sale. Now, products defined as dietary supplements under the DSHEA are regulated similarly to food, so much of the special regulatory clearance is eliminated. In addition, claims about how a supplement affects the structure or function of the body may be made (although any statement made must also state that the product is not intended to diagnose, treat, cure or prevent any disease). Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as drugs unless claims are made that a product may heal, mitigate, cure or prevent an illness, disease or malady. On January 6, 2000, FDA published a Rule (effective 30 days after publication) which defined the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. The Rule establishes criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. Any product that is marketed for the first time after publication and any new claims made for an existing product for the first time after publication are required to comply with the Rule. That Rule has not had any material effect on its existing products and the Company will comply with the provisions of the Rule for any new products.

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

     Costs and Expenses of Compliance With Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2001.

     Number of Employees. The approximate number of employees hired by the Company as of the end of fiscal year 2000 was 150.

Item 2.  Description of Property.

     The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in August 2005, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. The Company also leases an additional approximate 22,800 square feet of warehouse space in a building located near the Company's headquarters, which is leased from an entity solely owned by the Company's President. Approximately 5,000 of the 22,800 square feet of space were added to the lease during 2000. The lease expires in June 2003, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions" incorporated by reference to the 2000 Definitive Proxy Statement.)

     The Company does not believe that it would be difficult to locate comparable space for its business operations at such time as either of the leases expires.

Item 3.  Legal Proceedings.

     There are no material legal proceedings involving the Company. See "Former Charges Against the Company's President" above and "Involvement in Certain Legal Proceedings" in the Company's 2000 Definitive Proxy Statement for a discussion of criminal charges brought in December 1999 and dismissed without prejudice in January 14, 2000 against the Company's President, Gary Schlatter. No charges were brought against the Company, no misconduct by the Company was alleged, and the Company has not been informed that any charges against the Company are forthcoming.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ SmallCap Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 1999 and 2000. The source of such information is as reported by NASDAQ.

                                      Reported High Bid        Reported Low Bid

First quarter, fiscal 1999                  $3.75                   $1.93
Second quarter, fiscal 1999                 $3.00                   $2.12
Third quarter, fiscal 1999                  $2.15                   $1.21
Fourth quarter, fiscal 1999                 $1.87                   $0.93
First quarter, fiscal 2000                  $1.96                   $1.00
Second quarter, fiscal 2000                 $2.00                   $0.25
Third quarter, fiscal 2000                  $3.00                   $0.78
Fourth quarter, fiscal 2000                 $1.25                   $0.56

The quotations reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not necessarily present actual transactions.

          (ii) Recent Sales of Unregistered Securities. In May 2000, the Company issued 5,000 options and 20,000 options to two non-employee members of the board of directors of the Company, under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in four equal installments over a period of four years. The 20,000 options have an exercise price of $1.16 per share and the 5,000 options have an exercise price of $1.34 per share.

     (b) As of February 28, 2001, there were approximately 906 record holders of the common stock of the Company.

     (c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations. For the period ending December 31, 2000 as compared with the period ending December 31, 1999.
--------------------------------------------------------------------------------

Product sales increased $4,836,875 or 53%. The increase was substantially due to continued growth in lip balm sales. Expanded product placement and successful sell through to consumers in mass retail has fostered this growth. The Company's major promotional investments have proven beneficial for the year 2000.

Services income decreased $112,486. The agreement for services income was terminated as of July 1, 1999 so no service revenue was earned in the year 2000.

Gross profit increased $2,806,560 (excluding services income, which is eliminated to properly reflect the relationship between product sales and cost of sales). As a percentage of product sales gross profit increased from 32% to 41%. The improvement in gross profit can be substantially attributed to a 7% decrease in cost of materials in the year 2000. Improved inventory controls and lower cost of raw materials from increased business with our vendors played a major role. Inventory write-downs in 2000 were a modest $27,763 as compared to $293,243 for 1999. Cost of overhead, direct labor, freight, and discounts as a group decreased approximately 2%, while average selling prices remained consistent with 1999 average selling prices.

Engineering increased $91,434 to support the growth in manufacturing capacity, specifically in the lip balm area of our manufacturing. Finished goods packaging also got needed attention to maintain quality and to satisfy growing customer compliance needs in carton labeling and shipping. The support came in the form of additional staffing and operational repairs and maintenance.

Selling and marketing increased $353,761. Sales and marketing commissions increased approximately $210,000, as those costs related to the growth in product sales. Additionally, advertising increased approximately $94,000, for advertising in national magazines targeted to consumers that buy the Company's products. Travel, trade shows, and office support expenses substantially contributed the balance of increased selling and marketing expenses.

General and administrative expenses increased approximately $650,300. Salaries increased approximately $300,000 as a combination of additional staffing, higher salaries, and bonuses. Professional fees increased approximately $130,000 to cover additional legal, accounting, and director fees. Insurance increased approximately $96,000 substantially to cover additional workers compensation and product liability insurances as they relate to the growth experienced in 2000. Customer compliance non-reoccurring charges were approximately $67,000.

Interest and Other Income decreased $196,066. This was substantially due to a transaction fee received by OraLabs Holding Corp. in 1999 which consisted of a cash payment and a small minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased by $813,473, or 149% as explained by the above activities. As a percentage of sales, net operating income increased from 6% to 16%.


Liquidity and Capital Resources. Balance Sheet as of December 31, 2000 Compared to December 31, 1999.
--------------------------------------------------------------------------------

Cash increased $1,452,537 substantially as a net effect of the following activities.

Accounts receivable increased $937,383 net of allowance for doubtful accounts. The increase is due primarily to the large growth in sales. Although the Company considers its receivables in good standing, the Company believes that its past due balances are adequately covered by its allowance for doubtful accounts.

Inventory increased $15,940. Inventory as it relates to sales ($13,885,423 in 2000, $9,048,548 in 1999) did well to only have a nominal increase. The improved management of inventory can be attributed to upgraded inventory controls with quarterly physical inventories and local vendor warehousing of significant raw materials for on demand deliveries.

Consistent sales through year 2000 of the previously overstocked 5HTP inventory, a nutritional supplement, resulted in a reduction in 5HTP inventory from $391,997 to $153,052. The sales of $344,499 ($163,250 raw materials at cost and
$228,747 finished goods) with no additional purchases helped cash flow. The 5HTP inventory as of December 31, 2000 consisted of $27,300 in raw material and $125,752 in finished goods. We anticipate further significant reductions in this inventory in the year 2001 as 5HTP continues to maintain sell through to consumers from the Company's retail customers.

Property and Equipment increased $365,376. This increase can be significantly attributed to the purchase of high speed filling equipment. Additionally, the Company added three new lip balm manufacturing lines in 2000, one for filling jars and two for filling its patented mini container. The Company has made this capital investment to support the need for increased capacity and to help maintain timely shipments to our customers.

Accounts payable increased $903,762. This can be attributed to customer credits for promotional expenses in the normal course of business. These have been accrued against revenues by the Company, but have not yet been applied by customers. We anticipate the credits being applied by our customers to purchases in 2001, which should reduce the balance in accounts payable.

Accrued liabilities increased $146,418. This can be substantially attributed to the increase in reserves for commissions. The reserve is for commissions against accounts receivable, which are adjusted by customer receipts.

Reserve for returns increased $148,942. This increase is consistent with the growth in sales while maintaining the same 3.5% allowance for 2000 that was used in 1999.

Income tax payable increased $371,487. This increase can be attributed to the tax payments made in 1999 prior to determining in its 1999 audit that certain writedowns and charges would substantially reduce the Company's earnings, as discussed in the Company's Form 10-KSB for 1999.

Retained earnings increased $1,359,570 as a result of net income.

Trends. In 2000 the Company showed significant growth in the lip balm products, particularly to mass-retail accounts. Lip balm revenues grew to $9,673,530 in 2000 as compared to $5,030,165 in 1999, or a 92% increase. The Company expects continued growth through expanded placement with major retailers in the year 2001.

The sour drops and breath fresheners did not show any significant changes, as the combined revenues were $3,388,481 in 2000 as compared to $3,508,607 in 1999. However, these products continue to make a solid contribution to the overall revenues of OraLabs Holding Corp. New packaging and significant new customers in the latter part of 2000 should increase revenues in this area.

The nutritional supplements, on a relatively smaller scale, showed continued growth. Revenues were $958,689 in 2000 as compared to $726,431 in 1999, or a 32% increase. Sales have been good on our 5HTP, Healthy Bears(TM), Glucosamine MSM, and Cholesterx(TM). Cheat & Lean(TM) and Drenalean(TM) were new products in 2000 that contributed to the growth.

The Company revenues from international business were slightly down in 2000 from 1999. Distribution to 36 countries reflected in sales of $1,441,035 as compared to $1,557,949 for 1999, an 8% decrease. There were a large number of outstanding orders at the end of year 2000, so the Company expects this trend to reverse itself in 2001.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 6% of revenues) in a category that is on a growth trend and could be negatively impacted by inflation.

Year 2000. The Company has not experienced any material Year 2000 issues internally or with any of its suppliers or customers, and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, customers, or others with whom the Company does business.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2000, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

     Unproven Markets for Certain of the Company's Products. The Company only began selling its nutritional supplement products recently. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. While the Company believes that there is a market for its products, it has only a limited prior history with these supplements and therefore cannot be assured that the products will be accepted or competitive in the marketplace in the long term, or that if accepted, that part of the Company's business will be profitable.

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

     Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key personnel. In particular, the loss of the services of Gary Schlatter, its President and Chief Executive Officer, could have a material adverse effect on the operations of the Company. The Company's subsidiary has an employment agreement with Mr. Schlatter which expires on April 30, 2003. The Company's future success and growth also depends on its ability to continue to attract, motivate and retain highly qualified employees. There can be no assurance that the Company will be able to do so.

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

     Managing Growth. The Company experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999 and 2000 and could occur in the future. Such growth has placed, and could continue to place, a strain on the Company's management, customer service and support operations, sales and administrative personnel and other resources. In fact, the Company believes that the increase in its operating expenses and its lower gross margins, which both occurred during 1999, were partially the result of growth pains that the Company experienced. Although in 2000 the Company had an increase in operating expenses but did not experience lower gross margins, it is certainly possible that the Company could experience similar problems in the future. Also, the Company could be in a position where it grows and increases overhead, and then its sales slow down. The excess overhead could negatively impact the Company's ability to earn a profit or cause it to lose money. The Company has experienced sales cycles that required it to add and delete additional shifts for manufacturing. This is expected to occur again in the future. The Company's ability to manage continued growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

     Dependence Upon Significant Distributors and Retailers. One customer accounted for approximately 12% of the Company's revenue in year 2000. The Company had over 2,000 purchasing customers in fiscal 2000 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced.

     Dependence Upon Third Party Suppliers. With respect to some of the Company's products, the product itself is formulated and supplied to the Company by third party vendors, and the Company then packages the products for sale. For other products, the Company provides some or all of the raw materials and a third party completes preparation of the product and/or its packaging. Should these relationships terminate, or should these parties be otherwise unable to perform their obligations on terms satisfactory to the Company, the Company would be required to establish relationships with substitute parties. Although the Company believes that it can do so and that raw materials are available at comparable prices from several suppliers, there can be no assurance that this will be the case, in which case there could be a material adverse effect upon the Company. Complex Tooling and Molding is a principal supplier to the Company.

     No Assurance of Proprietary Protection. The Company has been allowed two patents. The Company also holds several domestic and international trademarks and has several applications pending. Certain aspects of the Company's business, although not the subject of patents, include formulations and processes considered to be proprietary in nature. There can be no assurance that any such "proprietary" information will not be appropriated or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. Even if the pending trademark registrations are issued to the Company, there can be no assurance that the Company would be able to successfully defend its patents or trademarks against claims from or use by competitors, and there can be no assurance that the Company will be able to obtain patent or trademark protection for any new products. In addition, in the event that any of the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses for the manufacture or sale of the products, or could be prohibited from selling the products.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure. None.
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act of the Registrant.

     The following table identifies each of the Company's directors and executive officers, indicating the principal occupation or employment of each such person and the name and principal business of any organization by which such person is so employed:



      Name of                      Director or              Principal Occupation             Name and Business
    Individual                  Executive Officer               or Employment                   of Employer
    ----------                  -----------------               -------------                   -----------

Gary H. Schlatter           Director and Executive         President of Company             Company
                             Officer

Allen R. Goldstone          Director                       Consultant                       Creative Business, LLC
                                                                                             Business Consulting
                                                                                             Firm

Michael I. Friess           Director and Secretary         Attorney                         Michael Friess

Robert C. Gust              Director                       Senior VP of Business            Protocol
                                                           Development                       Communications, Inc.

Emile Jordan                Executive Officer              Comptroller of Company           Company


     The balance of the information required for this Item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

Item 10.  Executive Compensation.

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     The information required for this item is incorporated herein by reference to the 2000 Definitive Proxy Statement.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

        1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                     Independent Auditors' Report
                     Consolidated Balance Sheet - December 31, 2000
                     Consolidated Statements of Operations for the years
                       ended December 31, 2000 and December 31, 1999
                     Consolidated Statement of Stockholders' Equity from
                       December 31, 1998 through December 31, 2000
                     Consolidated Statements of Cash Flows for the years
                       ended December 31, 2000 and 1999
                     Notes to Consolidated Financial Statements

        2.       Exhibits required to be filed are listed below:
                     Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

      Exhibit
        No.                Description
        ---                -----------

      3.1(i)(1)    Articles of Incorporation
     3.1(ii)(2)    Amended and Restated Bylaws
     3.1(ii)(4)    Second Amended and Restated Bylaws
        4(2)       Specimen Certificate for Common Stock
       10.1(2)     1997 Stock Plan
       10.2(2)     1997 Non-Employee Directors' Option Plan
       10.3(3)     Amended and Restated Employment Agreement Between the
                    Company's Subsidiary and Gary Schlatter
       10.4(2)     Stock Option Grant under 1997 Non-Employee Directors'
                    Option Plan

      Exhibit
        No.                Description
        ---                -----------

     10.5(i)(5)    Business Lease Between the Company's Subsidiary and Gary
                    Schlatter (September 1, 2000)
     10.5(ii)(5)   Business Lease Between the Company's Subsidiary and
                    2780 South Raritan, LLC modified July 1, 1999
    10.5(iii)(8)   Amended Business Lease between the Company's Subsidiary
                    and 2780 South Raritan, LLC effective October 15, 2000.
       10.6(5)     Agreement between the Company, Creative Business LLC and
                    Allen R. Goldstone dated August 24, 1999, as amended
       10.7(4)     Contract for Services effective April 1, 1998 between
                    OraLabs, Inc. and Top Form Brands, Inc.
       10.8(5)     Letter Agreement terminating Contract for Services between
                    OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999
       10.9(7)     Agreement (effective May 1, 2000, amending the Employment
                    Agreement listed above as Exhibit 10.3).
         11        No statement re: computation of per share earnings is
                    required since such computation can be clearly
                   determined from the material contained in this Annual Report on Form 10-KSB.
        21(2)      List of Subsidiaries of the Company
       23.1(8)     Consent of Independent Public Accountants (Ehrhardt Keefe
                    Steiner & Hottman P.C.)

------------------

1 Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
2 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
3 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
4 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.
5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
6 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.
7 Incorporated herein by references to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
8    Filed herewith.

     (b) No Form 8-K was filed during the last quarter of year 2000.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ORALABS HOLDING CORP.



                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    March 30, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                     Date
          ---------                          -----                     ----

   /s/ Gary H. Schlatter            Director, President,          March 30, 2001
  -----------------------------      Chief Executive Officer
       Gary H. Schlatter


   /s/ Michael I. Friess            Director, Secretary           March 30, 2001
  -----------------------------
       Michael I. Friess


   /s/ Allen R. Goldstone                  Director               March 30, 2001
  -----------------------------
       Allen R. Goldstone


  /s/ Robert C. Gust                       Director               March 30, 2001
  -----------------------------
      Robert C. Gust

                     ORALABS HOLDING CORP. AND SUBSIDIARIES





                                Table of Contents
                                -----------------


                                                                           Page
                                                                           ----

Independent Auditors' Report..............................................F - 1

Consolidated Financial Statements

         Consolidated Balance Sheet.......................................F - 2

         Consolidated Statements of Operations............................F - 3

         Consolidated Statement of Changes in Stockholders' Equity........F - 4

         Consolidated Statements of Cash Flows............................F - 5

Notes to Consolidated Financial Statements................................F - 6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Oralabs Holding Corp. and Subsidiaries
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Oralabs Holding Corp. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oralabs Holding Corp. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.


                                        /s/  Ehrhardt Keefe Steiner & Hottman PC

                                             Ehrhardt Keefe Steiner & Hottman PC

March 13, 2001
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2000


                                     Assets
Current assets
  Cash and cash equivalents                                           $2,098,872
  Accounts receivable, net of allowance for doubtful                   2,467,214
   accounts of $131,867
  Inventory                                                            1,775,231
  Deferred income taxes                                                  205,906
  Prepaid expenses                                                       224,656
  Deposits                                                               130,999
                                                                      ----------
     Total current assets                                              6,902,878

Property and equipment at cost, net                                      915,185
Deferred income taxes                                                      3,610
                                                                      ----------

Total assets                                                          $7,821,673
                                                                      ==========

                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable - trade                                            $1,655,844
  Accrued liabilities                                                    423,382
  Reserve for returns                                                    473,739
  Income taxes payable                                                   454,472
                                                                      ----------
Total current liabilities                                              3,007,437
                                                                      ----------

Commitments and contingencies

Stockholders' equity
  Preferred stock, $.001 par value,
   1,000,000 shares authorized;
   none issued and outstanding                                              --
  Common stock, $.001 par value;
   100,000,000 shares authorized;
   9,160,755 issued and outstanding                                        9,160
  Additional paid-in capital                                           1,216,905
  Retained earnings                                                    3,588,171
                                                                      ----------
     Total stockholders' equity                                        4,814,236
                                                                      ----------

Total liabilities and stockholders' equity                            $7,821,673
                                                                      ==========

                 See notes to consolidated financial statements

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                        For the Year Ended
                                                           December 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
Revenue
  Product sales                                    $ 13,885,423    $  9,048,548
  Services income - related party                          --           112,486
  Cost of sales                                       8,144,531       6,114,216
                                                   ------------    ------------
     Gross profit                                     5,740,892       3,046,818
                                                   ------------    ------------

Operating expenses
  Engineering                                           271,450         180,016
  Selling and marketing                               1,619,530       1,265,769
  General and administrative                          1,652,303       1,002,003
  Other                                                  24,412          51,233
                                                   ------------    ------------
     Total operating expenses                         3,567,695       2,499,021
                                                   ------------    ------------

Net operating income                                  2,173,197         547,797

Other income
  Interest and other income                             140,908         336,974
                                                   ------------    ------------
     Total other income                                 140,908         336,974
                                                   ------------    ------------

Net income before provision for income taxes          2,314,105         884,771

Provision for income taxes
  Current                                             1,043,881         418,726
  Deferred                                              (89,346)        (80,052)
                                                   ------------    ------------
                                                        954,535         338,674
                                                   ------------    ------------

Net income                                         $  1,359,570    $    546,097
                                                   ============    ============

Basic income per common share                      $       0.15    $       0.06
                                                   ============    ============

Weighted average shares outstanding                   9,160,755       9,158,245
                                                   ============    ============

Diluted income per share                           $       0.15    $       0.06
                                                   ============    ============

Diluted weighted average shares outstanding           9,227,555       9,395,997
                                                   ============    ============


                See notes to consolidated financial statements




                                       ORALABS HOLDING CORP. AND SUBSIDIARIES


                                Consolidated Statement of Changes in Stockholders' Equity
                                  For the Years Ended through December 31, 1999 and 2000



                                                 Preferred Stock             Common Stock         Additional                Total
                                               -------------------     ----------------------     Paid-in    Retained  Stockholders'
                                                 Shares     Amount       Shares      Amount       Capital    Earnings      Equity
                                               ----------   ------     ---------   ----------   ----------   ----------   ----------

Balance at December 31, 1998                         --     $  --      9,142,419   $    9,142   $1,179,309   $1,682,504   $2,870,955

Common stock options exercised                       --        --         10,000           10        9,990         --         10,000

Common stock issued for services                     --        --          8,336            8       27,606         --         27,614

Net income                                           --                                  --           --        546,097      546,097
                                               ----------   -------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 1999                         --        --      9,160,755        9,160    1,216,905    2,228,601    3,454,666

Net income                                           --        --           --           --           --      1,359,570    1,359,570
                                               ----------   -------   ----------   ----------   ----------   ----------   ----------

Balance at December 31, 2000                         --     $  --      9,160,755   $    9,160   $1,216,905   $3,588,171   $4,814,236
                                               ==========   =======   ==========   ==========   ==========   ==========   ==========



                                      See notes to consolidated financial statements.


                               ORALABS HOLDING CORP. AND SUBSIDIARIES

                                Consolidated Statements of Cash Flows


                                                                          For the Years Ended
                                                                              December 31,
                                                                 -------------------------------------
                                                                    2000                      1999
                                                                 -----------               -----------

Cash flows from operating activities
   Net income                                                    $ 1,359,570               $   546,097
                                                                 -----------               -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities
   Increase in allowance for doubtful accounts                        60,863                    37,997
   Depreciation                                                      194,193                   139,303
   Deferred income taxes                                             (89,345)                  (80,052)
   Stock issued for services                                            --                      27,614
   Loss on sale of assets                                              2,824                      --
   Changes in assets and liabilities
     Prepaid expenses and other                                      (88,599)                  (10,815)
     Accounts receivable                                            (998,246)                 (442,403)
     Inventory                                                       (15,940)                  202,845
     Accounts payable - trade                                        903,762                  (106,784)
     Accrued liabilities                                             146,418                   217,533
     Reserve for returns                                             148,942                   187,039
     Income taxes payable                                            371,487                   (23,309)
                                                                 -----------               -----------
                                                                     636,359                   148,968
                                                                 -----------               -----------
         Net cash provided by operating activities                 1,995,929                   695,065
                                                                 -----------               -----------

Cash flows from investing activities
   Purchase of property and equipment                               (574,393)                 (257,709)
   Proceeds from sale of property and equipment                       12,000                      --
   Deposit                                                            19,001                  (150,000)
                                                                 -----------               -----------
         Net cash (used in) investing activities                    (543,392)                 (407,709)
                                                                 -----------               -----------

Cash flows from financing activities
   Proceeds from stock issuance                                         --                      10,000
                                                                 -----------               -----------
         Net cash provided by financing activities                      --                      10,000
                                                                 -----------               -----------

Net increase in cash and cash equivalents                          1,452,537                   297,356

Cash and cash equivalents, beginning of period                       646,335                   348,979
                                                                 -----------               -----------

Cash and cash equivalents, end of period                         $ 2,098,872               $   646,335
                                                                 ===========               ===========

Supplemental disclosures of cash flow information:
         Cash paid for income taxes was $633,583 (2000) and $361,983 (1999).


                           See notes to consolidated financial statements.

                                                F - 5

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Organization
------------

Oralabs Holding Corp. (the "Company") a Colorado corporation was formed during June 1997. SSI Capital Corp. (SSI) a New York Corporation was incorporated on January 30, 1981. Effective August 22, 1997, SSI was merged into the Company and the outstanding shares of SSI were converted to shares of the Company on a one-for-two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one-for-two reduction in shares outstanding.

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

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all short-term securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, balances of cash and cash equivalents at banking institutions exceeded federally insured limit by approximately $2,150,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. Total advertising costs of $188,093 and $94,863 for December 31, 2000 and 1999, respectively, were expensed to operations.

Inventories
-----------

Inventories consist of raw materials, work-in-process and finished goods, which are carried at the lower of average cost or market value. Cost is determined using the average cost method.

Research and Development
------------------------

Research and development costs related to new product lines are expensed as incurred. Total research and development costs of $13,014 and $24,406 for December 31, 2000 and 1999, respectively, were expensed to operations.

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

Income Taxes
------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses approximate their fair values as of December 31, 2000 because of the relatively short maturity of these instruments.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, which as amended, will become effective for financial statements no later than the fourth quarter for fiscal years beginning after December 15, 1999, which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.

On February 14, 2001, the Financial Accounting Standards Board issued an exposure draft entitled "Business Combination and Intangible Assets - Accounting for Goodwill." Under this proposed statement with its effective date, corporations would no longer amortize goodwill. Goodwill would be tested for impairment when events occurred that would reasonably dictate that an impairment of goodwill might have occurred. This statement currently has no impact on the financial statements of the Company.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Inventories
--------------------

Inventories consisted of the following:
                                                                  December 31,
                                                                      2000
                                                               ----------------

         Raw materials                                         $      1,298,278
         Work-in-process and finished goods                             476,953
                                                               ----------------

                                                               $      1,775,231
                                                               ================


Note 3 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:
                                                                  December 31,
                                                                     2000
                                                               ----------------

Machinery and equipment                                        $      1,215,752
Leasehold improvements                                                  290,121
                                                               ----------------
                                                                      1,505,873
         Less accumulated depreciation                                 (590,688)
                                                               ----------------

                                                               $        915,185
                                                               ================


Note 4 - Transactions with Related Party
----------------------------------------

The Company leases office and warehouse space owned or controlled by the Company's president.

In April 1998, Oralabs Holding Corp. entered into a management agreement with a company owned by Oralabs Holding Corp.'s President. Oralabs Holding Corp. receive a fee for providing certain receiving, shipping and accounting services. Revenue is recognized as product is shipped. At December 31, 1999, Oralabs Holding Corp. recognized revenue of $112,486 under this agreement and the amount due from the related party was $0. The agreement for service income was terminated as of July 1, 1999.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 5 - Commitments
--------------------

Operating Lease
---------------

The Company leases office and manufacturing facilities under separate operating leases for buildings owned or controlled by the Company's president. These leases expire between 2003 and 2005. The Company also leases two vehicles under operating lease agreements expiring during 2002. Total rent payments on all leases were approximately $19,654 per month.

Future minimum lease payments at December 31, 2000 are as follows:

           Year Ending December 31,                   Amount
           ------------------------               --------------

                     2001                         $      235,847
                     2002                                229,157
                     2003                                163,026
                     2004                                 99,126
                     2005                                 64,000
                                                  --------------

                                                  $      791,156
                                                  ==============

Rent expense under these operating leases totaled $194,242 and $168,771 during the years ended December 31, 2000 and 1999, respectively.

Deposit
-------

At December 31, 2000, the Company had deposits of approximately $131,000 for orders of production equipment.

Purchase Commitments
--------------------

The Company had open purchase order commitments of approximately $350,000 at December 31, 2000.


Note 6 - Major Customers
------------------------

During December 31, 2000, the Company had one major customer that accounted for net sales of approximately $1,700,000. No amounts were due from this customer at December 31, 2000.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Line-of-Credit
-----------------------

The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2001. As of December 31, 2000, the Company had available the entire $1,000,000 unused line-of-credit. The interest rate at December 31, 2000 was 8.5% per annum to be adjusted periodically based on 1.0% under the banks prime rate. The line-of-credit is collateralized by a first lien on all of the Company's business assets.


Note 8 - Stock Options
----------------------

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $1.00 per share. The options vest on an annual basis. As of December 31, 2000, the Company had 487,800 incentive options outstanding under this plan, each with exercise price of $1.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2000, the Company had 65,000 options outstanding under this plan with exercise prices ranging from $1.00 to $4.25.

The following is a summary of options granted:
                                                               Exercise Price
                                                Options          Per Share
                                              ----------       -------------

Outstanding December 31, 1998                    527,800         1.00 - 4.25
     Options granted                              10,000                2.50
     Options exercised                           (10,000)               1.00
                                              ----------       -------------

Outstanding December 31, 1999                    527,800         1.00 - 4.25
     Options granted                              25,000         1.16 - 1.34
     Options exercised                                 -                   -
                                              ----------       -------------

Outstanding December 31, 2000                    552,800       $ 1.00 - 4.25
                                              ==========       =============

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 8 - Stock Options (continued)

The Company has the following stock options outstanding at December 31, 2000:

                                                                               Non-
             Options           Exercise             Expiration             Exercisable      Exercisable
          Outstanding            Price                Date                   Options          Options
          ----------------   -------------        --------------          -------------      ----------

                20,000       $        1.00        September 2002               5,000             15,000
                10,000                4.25           June 2003                 5,000              5,000
                10,000                2.50           June 2004                 7,500              2,500
               176,000                1.00          April 2007                    -             176,000
                51,000                1.00           June 2007                20,400             30,600
               260,800                1.00          August 2007              105,200            155,600
                25,000         1.16 - 1.34            May 2005                25,000                  -
            ----------       -------------                                -----------        ----------

               552,800                                                       168,100            384,700
            ==========                                                   ===========         ==========

Weighted average
 information
                             $        1.09          74.0 months
                             =============

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized using the fair value approach for stock options and warrants granted pursuant to employee plans. Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        Years Ended
                                                        December 31,
                                                 --------------------------
                                                   2000               1999
                                                 ---------          -------

Net income - as reported                         1,359,570          546,097
Net income - pro forma                           1,377,746          531,578
Earnings per share - as reported                      .15              .06
Earnings per share - pro forma                        .15              .06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 73% and 62%; discount rate of 5.50%, and expected lives of 5 years for 2000 and 1999, respectively.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes
---------------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

The components of the provision for income tax expense are as follows:

                                                      December 31,
                                           ----------------------------------
                                                2000                1999
                                           --------------      --------------

     Current                               $    1,043,881      $      418,726
     Deferred                                     (89,346)            (80,052)
                                           --------------      --------------

                                           $      954,535      $      338,674
                                           ==============      ==============

The net current and long-term deferred tax liabilities in the accompanying balance sheet include the following items:

                                                                December 31,
                                                                    2000
                                                               --------------

     Current deferred tax asset                                $      205,906
     Current deferred tax liability                                        -
                                                               -------------

                                                               $      205,906
                                                               ==============

     Long-term deferred tax asset                              $        3,610
     Long-term deferred tax liability                                      -
                                                               -------------

                                                               $        3,610
                                                               ==============

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Income Taxes (continued)
---------------------------------

Temporary differences and carryforwards, which give rise to the deferred tax assets, are generated by the following:

                                                                 December 31,
                                                                   2000
                                                             -----------------
     Reserve for returns                                     $         161,071
     Allowance for doubtful accounts                                    44,835
     Differences related to depreciation                                 3,610
                                                             -----------------

                                                             $         209,516
                                                             =================

Rate Reconciliation

The reconciliation of income tax expense by applying the Federal Statutory rates to the Company's effective income tax rate is as follows:

                                                       December 31,
                                             ---------------------------------
                                                 2000                 1999
                                             ------------          -----------

Federal statutory rate                              34.0%                34.0%
State tax on income, net of
 federal income tax benefit                          4.6                  5.0
Nondeductible expenses                               0.1                   .3
Other                                                2.6                 (1.0)
                                             -----------           ----------

                                                    41.3%                38.3%
                                             ===========           ==========

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 10 - Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


                                                                            For the Year Ended December 31, 2000
                                                                            ------------------------------------
                                                                  Income                 Shares
                                                                (Numerator)           (Denominator)          Per Share
                                                            -------------------    -------------------    ----------------

Net income                                                  $         1,359,570

Basic EPS
   Weighted average beginning shares outstanding                                             9,160,755
                                                            -------------------    -------------------
   Income available to common stockholders                            1,359,570              9,160,755   $             .15
                                                                                                         =================

Effect of dilutive common stock
   Options                                                                   -                  66,800

Diluted EPS                                                                  -                      -
                                                            -------------------    ------------------
   Income available to common stockholders plus assumed
    conversions                                             $         1,359,570    $         9,227,555   $             .15
                                                            ===================    ===================   =================


                                                                      For the Year Ended December 31, 1999
                                                            --------------------------------------------------------------

Net income                                                  $           546,097

Basic EPS
   Weighted average beginning shares outstanding                             -               9,142,419

   Weighted average option shares issued                                     -                   8,383
   Weighted average shares issued for services                               -                   7,443
                                                            -------------------    -------------------
   Income available to common stockholders                              546,097              9,158,245   $              .06
                                                                                                         ==================

Effect of Dilutive Common Stock
   Options                                                                   -                 237,752

Diluted EPS
   Income available to common stockholders plus assumed
    conversions                                             $           546,097              9,395,997   $              .06
                                                            ===================    ===================   ==================


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 11 - Export Sales
----------------------

All of the Company's business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments. Export sales for the years ended December 31, 2000 and 1999 were $1,441,035 or 10% and $1,557,949 or 17% of product sales, respectively.


Note 12 - Other Income
----------------------

During 1999, the Company was a party to a transaction in which it was paid a fee of $500,000 and a minority stock ownership position in an unaffiliated entity, of which 25% (after expenses) was paid to Creative Business, LLC ("CBS"), a company owned by a board member, in consideration for brokerage services performed by CBS. After its split and expenses, the Company received approximately $340,000. The stock ownership included a 5% preferred and 5% common stock position in the unaffiliated company, of which the Company is obligated to give CBS a 25% share (i.e., 1.25%) of any distributions. No value had been attributable to the small minority interest due to the uncertainty of future realization. In February 2001, the Company sold its minority interest for $1,025,000.

                                  EXHIBIT INDEX


      Exhibit
        No.       Description
        ---       -----------

     10.5(iii)    Amended Business Lease Between the Company's Subsidiary and
                  2780 South Raritan, LLC effective October 15, 2000

       23.1 Consent of Independent Public Accountants (Ehrhardt Keefe Steiner & Hottman P.C.)