Form 10QSB
period 2001-03-31
ORALABS HOLDING CORP
filed 2001-05-15
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

For the quarterly period ended: March 31, 2001

or

[ ]Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

 For the transition period from                   to
                               -------------------  -------------------

Commission File Number:  000-23039
                         --------------------

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

                           |_| Yes             |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 2001 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                Table of Contents


Part I.      Financial Information
  Item 1.   Financial Statement                                           Page
                                                                          ----

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
           And December 31, 2000...............................................2

         Consolidated Statements of Operations Three Months Ended
           March 31, 2001 and 2000 (Unaudited).................................3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2000 Through March  31, 2001 (Unaudited)...............4

         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2001 and 2000 (Unaudited).................................5

         Notes to Consolidated Financial Statements........................6 - 7

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations....................................8 - 9

Part II.  Other Information...............................................10 -11



                                 ORALABS HOLDING CORP AND SUBSIDIARIES

                                      Consolidated Balance Sheets
                                      ---------------------------

 ====================================================================================================
                                                                    March 31, 2001  December 31, 2000
                                                                       Unaudited
 ----------------------------------------------------------------------------------------------------

Assets
 Current Assets
    Cash and cash equivalents                                          3,823,675       $2,098,872
    Accounts receivable, net of allowance for doubtful accounts of
       $155,905 and $131,867, respectively                             2,683,654        2,467,214
    Inventory                                                          1,648,128        1,775,231
    Deferred income taxes                                                205,906          205,906
    Prepaid expenses                                                     435,627          224,656
    Deposits                                                             134,599          130,999
                                                                      ----------       ----------
         Total Current Assets                                          8,931,589        6,902,878

Property and equipment at cost, net  (Note 2)                          1,010,500          915,185
Deferred Income Taxes                                                      3,610            3,610
                                                                      ----------       ----------
Total Assets                                                           9,945,699        7,821,673
                                                                      ==========       ==========

Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable                                                 1,844,704        1,655,844
      Accrued liabilities                                                524,636          423,382
      Reserve for Returns (Note 4)                                       524,824          473,739
      Income taxes payable                                               954,962          454,472
                                                                      ----------       ----------

          Total current liabilities                                    3,849,126        3,007,437

Total liabilities                                                      3,849,126        3,007,437
                                                                      ----------       ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods             9,160            9,160
Additional paid -in capital                                            1,216,905        1,216,905
Retained Earnings                                                      4,870,508        3,588,171
                                                                      ----------       ----------
 Total stockholders' equity                                            6,096,573        4,814,236
                                                                      ----------       ----------

Total liabilities and stockholders' equity                            $9,945,699        7,821,673
                                                                      ==========       ==========


=====================================================================================================


                            See Notes to Consolidated Financial Statements

                                                   2

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
              Three Months ended March 31, 2001 and March 31, 2000
                                    Unaudited

================================================================================
                                                          Three Months Ended
                                                        03/31/01       03/31/00
-------------------------------------------------------=========================

Revenues:
  Product sales                                        $4,759,844      3,406,421
  Service income from related party                             0              0
                                                       ----------     ----------
Total Revenues                                          4,759,844      3.406,421
                                                       ----------     ----------
   Cost of Sales                                        2,456,606      1,797,211
                                                       ----------     ----------
Gross profit                                            2,303,238      1,609,210
                                                       ----------     ----------
Operating Expenses:
  Engineering                                              98,800         85,841
  Selling and marketing costs                             534,777        456,628
  General and administrative                              430,505        368,724
  Other                                                     5,106         11,277
                                                       ----------     ----------
Total operating expenses                                1,069,188        922,470
                                                       ----------     ----------

Net Operating Income                                    1,234,050        686,740


Other Income (expense)
   Interest and other income                              805,777          5,033
                                                       ----------     ----------
Total other income (expense)                              805,777          5,033
                                                       ----------     ----------

Net income before provision for income taxes            2,039,827        691,773

Provision for  income taxes
   Current                                                757,490        256,890
   Deferred                                                  --             --
                                                       ----------     ----------
                                                          757,490        256,890
                                                       ----------     ----------

Net Income                                             $1,282,337     $  434,883
                                                       ==========     ==========


Basic income per common share                          $      .14     $      .05
                                                       ==========     ==========
Weighted average shares outstanding                     9,160,755      9,160,755
                                                       ==========     ==========
Diluted income per share                               $     0.13     $      .05
                                                       ==========     ==========
Diluted weighted average shares outstanding             9,636,964      9,558,095
                                                       ==========     ==========


================================================================================

                 See Notes to Consolidated Financial Statements



                                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                              For the Three months ended March 31, 2001
                                                              Unaudited

====================================================================================================================================
                                  Preferred    Stock          Common      Stock     Addl. Paid-In     Retained
                                   Shares      Amount         Shares      Amount       Capital        Earnings          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2000                                    9,160,755     $9,160      $1,216,905      $3,588,171      $4,814,236


Net Income                                                                                             1,282,337       1,282,337
                                 ---------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                   9,160,755     $9,160      $1,216,905      $4,870,508      $6,096,573
====================================================================================================================================

                                           See Notes to Consolidated Financial Statements

                                                                  4



                                   ORALABS HOLDING CORP AND SUBSIDIARIES


                                   Consolidated Statements of Cash Flow
                            For the Three months ended March 31, 2001 and 2000
                                                 Unaudited


=========================================================================================================
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    2001          2000
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                        $1,282,337   $  434,883
                                                                                  ----------   ----------
Adjustments to reconcile net income to net cash provided by (used in) operating activities
 Depreciation                                                                         65,920       39,608
 Deferred Taxes
 Stock issued for services
 Changes in assets and liabilities:
 Other current assets                                                               (214,571)      33,086
 Accounts receivable                                                                (216,440)    (539,852)
 Prepaid taxes
 Inventory                                                                           127,103      (58,837)
 Shareholder receivable                                                                 --         (8,710)
 Accounts payable                                                                    188,860      (97,467)
 Accrued expenses                                                                    101,254       89,596
 Reserve for returns                                                                  51,085       60,001
 Income taxes payable                                                                500,490       (8,109)

                                                                                   ---------     --------
Net cash (used in) provided by operating activities                                1,886,038      (55,801)
                                                                                   ---------     --------

Cash from investing activities
  Investment in property and equipment                                              (161,235)     (87,006)
  Deposit                                                                               --        (32,500)
                                                                                   ---------   ----------
  Net Cash (used in) investing activities                                           (161,235)    (119,506)
                                                                                   ---------   ----------
Cash flows from financing activities
   Stock issued and additional paid-in capital                                             0
                                                                                   ---------   ----------
Net cash (used in) provided by financing activities                                        0            0
                                                                                   ---------   ----------

Net Increase (decrease) in cash and cash equivalents                               1,724,803     (175,307)
Cash and cash equivalents, beginning of the period                                 2,098,872      646,335
                                                                                   ---------   ----------
Cash and cash equivalents, end of the period                                      $3,823,675   $  471,028
                                                                                  ==========   ==========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes was $257,000 (for 2001) and $265,000 (2000)



                              See Notes to Consolidated Financial Statements

                                                     5

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2000 (the "2000 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

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

Note 2 - Property and Equipment
-------------------------------
Property and equipment consisted of the following:

Machinery and equipment:
------------------------
============================================================================
                                                             March 31, 2001
----------------------------------------------------------------------------

Machinery and equipment                                        $1,292,685
Leasehold Improvements                                            374,423
                                                               ----------
                                                                1,667,108
                                                               ----------
Less accumulated depreciation                                   ( 656,608)
                                                               ----------
                                                               $1,010,500
                                                               ==========

----------------------------------------------------------------------------


Note 3 - Line-of-Credit
-----------------------
The Company has a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2002. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------
The company reserves 3.5% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2001 and March 30, 2000 is $524,824 and $384,798 respectively.



                                       ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share
--------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Quarter Ended March 31, 2001
==================================================================================================================
                                                            Income                Shares
                                                          (Numerator)         (Denominator)          Per Share Amt
------------------------------------------------------------------------------------------------------------------
Net Income                                                $1,282,337


Basic EPS
   Weighted average beginning shares outstanding                                 9,160,755

                                                          --------------------------------
Income available to stockholders                          $1,282,337             9,160,755                     $.14
                                                                                           ========================

Effect of Dilutive Common Stock Options                                            476,209


Diluted EPS
    Income available to common stockholders plus assumed

                                                          ---------------------------------------------------------
       Plus assumed conversions                           $1,282,337             9,636,964                     $.13
                                                          =========================================================



===================================================================================================================



For the Quarter Ended March 31, 2000
===================================================================================================================
                                                            Income               Shares
                                                          (Numerator)         (Denominator)          Per Share Amt
-------------------------------------------------------------------------------------------------------------------

Net Income                                                $  434,883


Basic EPS
   Weighted average beginning shares outstanding                                 9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services



                                                          --------------------------------
Income available to stockholders                          $  434,883             9,160,755                     $.05
                                                                                           ========================

Effect of Dilutive Common Stock Options                                            397,340

Diluted EPS
    Income available to common stockholders plus assumed
                                                          ---------------------------------------------------------
       Plus assumed conversions                           $  434,883             9,558,095                     $.05
                                                          =========================================================

===================================================================================================================

                                                          7

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2001. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the period ending March 31, 2001 as compared with the
--------------------------------------------------------------------------------
period ending March 31, 2000.
-----------------------------

Product sales increased $1,353,423 or 40%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $694,028. As a percentage of sales gross profit increased from 47% to 48%. The nominal improvement in gross profit as a percentage of sales is not material.

Engineering increased $12,959 to support additional growth in manufacturing capacity. The support came in the form of additional staffing hours for operational repairs and maintenance.

Selling and marketing increased $78,149. The increase can be substantially attributed to Product Sales because an increase in marketing commissions directly related to the growth in product sales.

General and administrative expenses increased approximately $61,780. The increase can be substantially attributed to a combination of higher salaries and bonuses.

Interest and Other Income increased $800,744. This was substantially due to the one-time sale of the Company's entire minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased by $847,454, or 195% as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, increased from 20% to 26%.


Liquidity and Capital Resources. Balance Sheet as of March 31, 2001 Compared to
-------------------------------------------------------------------------------
December 31, 2000.
------------------

Cash increased $1,724,803 substantially as a net effect of the following activities.

Accounts receivable increased $216,440 net of allowance for doubtful accounts. The increase is due primarily to the large growth in sales. Although the Company considers its receivables in good standing, the Company believes that its past due balances are adequately covered by its allowance for doubtful accounts.

Inventory decreased $127,103. The modest decrease in Inventory can be substantially attributed to a reduction of work in process as production planning was orientated to customer order requirements with less emphasis on stock for future orders. This trend may change as the second quarter of 2001 may be an opportunity to stock work in process for the anticipated higher sales volume of the third and fourth quarters.

Consistent sales through the first quarter of 2001 of the previously overstocked 5HTP inventory, a nutritional supplement, resulted in a reduction in 5HTP inventory from $153,052 to $92,584.

Property and Equipment increased $95,315. This increase can be attributed to the purchase of a lip balm mixing mezzanine (platform), computer network server and software, and leasehold improvements.

Accounts payable increased $188,860. This increase is down substantially from the $903,762 increase reported in the Company's form 10-KSB for year 2000. The $188,860 can be attributed to customer credits for promotional expenses in the normal course of business. These have been accrued against revenues by the Company, but have not yet been applied by customers. We anticipate the credits to continue to be applied by our customers to purchases in the second quarter of 2001, which should reduce the balance in accounts payable.

Accrued liabilities increased $101,254. This can be substantially attributed to the increase in reserves for commissions. The reserve is for commissions against accounts receivable, which are adjusted by customer receipts.

Reserve for returns increased $51,085. This increase is consistent with the growth in sales while maintaining the same 3.5% allowance.

Income tax payable increased $500,490. This increase can be attributed to the difference between the tax payment made in the first quarter of 2001 for tax liability due for the fourth quarter of 2000 in the amount of $257,000 and the tax liability accrued in the first quarter of $757,490 to be paid in the second quarter of 2001.

Retained earnings increased $1,282,337 as a result of net income.

Trends. In the first quarter of 2001 the Company continued to show growth in the lip balm products, particularly to mass-retail accounts. Lip balm revenues grew to $3,462,620 in the first quarter of 2001 as compared to $2,818,355 in the first quarter of 2000, or a 23% increase. The Company expects continued growth through expanded placement with major retailers in the year 2001.

The sour drops and breath fresheners showed significant growth, as the combined revenues were $954,539 in the first quarter of 2001 as compared to $552,473 in the first quarter of 2000, or a 73% increase. New packaging and significant new customers in the latter part of 2000 have increased revenues in this area.

The nutritional supplements, on a relatively smaller scale, showed continued growth. Revenues were $304,008 in the first quarter of 2001 as compared to $153,890 in the first quarter of 2000, or a 98% increase. Sales have been good on our 5HTP, Healthy Bears(TM) and Cheat & Lean(TM).

The Company revenues from international business were $412,429 in the first quarter of 2001 as compared to $354,064 in the first quarter of 2000, or a 16% increase. The Company reversed its downward trend of 2000 and expects this growth trend to continue in 2001.

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

         Exhibit
         No.      Description
         -------  -----------
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

         10.2(1)        1997 Non-Employee Directors' Option Plan

         10.3(2) Amended and Restated Employment Agreement Between the Company's Subsidiary and Gary Schlatter

         10.4(1) Form of Stock Option Grant under 1997 Non-Employee Directors' Option Plan

         10.5(i)(6)     Business Lease Between the Company's Subsidiary and
                        Gary Schlatter (September 1, 2000)

         10.5(ii)(7)    Amended Business Lease Between the Company's Subsidiary
                        and 2780 South Raritan, LLC effective October 5, 2000.

         10.6(4) Agreement between the Company, Creative Business LLC and Allen R. Goldstone dated August 24, 1999, as amended

         10.7(3) Contract for Services effective April 1, 1998 between OraLabs, Inc. and Top Form Brands, Inc.

         10.8(4) Letter Agreement terminating Contract for Services between OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999

         10.9(5) Agreement (effective May 1, 2000 amending the Employment Agreement listed above as Exhibit 10.3)

         11 No statement re: computation of per share earnings is required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB
------------------
1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.

4 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.

5 Incorporated by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.

6 Incorporated herein by reference to the Company's Form 10-QSB filed for the fourth quarter ended September 30, 2000.

7 Incorporated herein by reference to Exhibit 10.5(iii) of the Company's Form 10-KSB filed for fiscal year 2000.

(b) There were no reports on Form 8-K filed during the quarter reported upon in this report.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORALABS HOLDING CORP.

                                            By:  /s/  Gary Schlatter
                                               --------------------------------
                                                      Gary Schlatter, President



                                            By:  /s/  Emile Jordan
                                               --------------------------------
                                                      Emile Jordan,
                                                      Chief Financial Officer




DATED:   May 15, 2001