Form 10QSB
period 2001-06-30
ORALABS HOLDING CORP
filed 2001-08-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the quarterly period ended: June 30, 2001
        or
|_| Transition ReportPursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from                    to
                                       ------------------     -----------------

Commission File Number:    000-23039
                         -------------------------------------------------------

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

                           |_|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2001 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format
 (check one)               |_|    Yes          |X| No

                                Table of Contents


Part I.      Financial Information
  Item 1.   Financial Statement                                           Page
  -------   -------------------                                           ----


         Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
           And December 31, 2000............................................2

         Consolidated Statements of Operations Three Months
           And Six Months Ended June 30, 2001 and 2000 (Unaudited)..........3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2000 Through June 30, 2001 (Unaudited)..............4

         Consolidated Statements of Cash Flows, Six Months Ended
           June 30, 2001 and 2000 (Unaudited)...............................5

         Notes to Consolidated Financial Statements.....................6 - 8

Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations..................................9 - 11

Part II. Other Information ...........................................12 - 13



                                       ORALABS HOLDING CORP AND SUBSIDIARIES

                                            Consolidated Balance Sheets
                                            ---------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2001      December 31, 2000
                                                                                Unaudited
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                                    2,945,951           $2,098,872
    Accounts receivable, net of allowance for doubtful accounts
     of $168,625 and $131,867, respectively                                      2,151,649            2,467,214
    Inventory                                                                    1,890,823            1,775,231
    Deferred income taxes                                                          205,906              205,906
    Prepaid expenses                                                               328,443              224,656
    Deposits                                                                        72,201              130,999
                                                                                ----------           ----------
        Total Current Assets                                                     7,594,973            6,902,878

Property and equipment at cost, net                                              1,126,601              915,185
Long Term Deferred Taxes                                                             3,610                3,610
                                                                                ----------           ----------

Total Assets                                                                     8,725,184            7,821,673
                                                                                ===============================


Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                           1,213,169            1,655,844
      Accrued liabilities                                                          488,674              423,382
      Reserve for Returns                                                          545,092              473,739
      Income taxes payable                                                         246,947              454,472
                                                                                ----------           ----------

          Total current liabilities                                              2,493,882            3,007,437

Total liabilities                                                                2,493,882            3,007,437
                                                                                ----------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods                       9,160                9,160
Additional paid -in capital                                                      1,216,905            1,216,905
Retained Earnings                                                                5,005,237            3,588,171
                                                                                ----------           ----------
Total stockholders' equity                                                       6,231,302            4,814,236
                                                                                ----------           ----------

Total liabilities and stockholders' equity                                      $8,725,184            7,821,673
                                                                                ===============================

---------------------------------------------------------------------------------------------------------------

                                  See Notes to Consolidated Financial Statements






                                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                 Three Months and Six Months ended June 30, 2001 and June 30, 2000
                                                             Unaudited

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                      06/30/01          06/30/00          06/30/01          06/30/00
---------------------------------------------------------------------------------------------------------------------

Revenues:
  Product sales                                      $3,114,668        $2,528,171        $7,874,512        $5,934,592
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        3,114,668         2,528,171         7,874,512         5,934,592
                                                     ----------        ----------        ----------        ----------
   Cost of Sales                                      1,656,549         1,591,464         4,113,155         3,388,675
                                                     ----------        ----------        ----------        ----------
Gross profit                                          1,458,119           936,707         3,761,357         2,545,917
                                                     ----------        ----------        ----------        ----------

Operating Expenses:
  Engineering                                            92,075            60,790           190,875           146,631
  Selling and marketing costs                           334,570           227,059           869,347           683,687
  General and administrative                            827,223           495,365         1,257,728           864,089

  Other                                                  10,384            10,824            15,490            22,101
                                                     ----------        ----------        ----------        ----------
Total operating expenses                              1,264,252           794,038         2,333,440         1,716,508
                                                     ----------        ----------        ----------        ----------

Net Operating Income                                    193,867           142,669         1,427,917           829,409

Other Income (expense)
   Interest and other income                             20,448            12,556           826,225            17,589
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                             20,448            12,556           826,225            17,589
                                                     ----------        ----------        ----------        ----------

Net income before provision for income taxes            214,315           155,225         2,254,142           846,998

Provision for  income taxes
   Current                                               79,586            57,643           837,076           314,533
   Deferred

                                                     ----------        ----------        ----------        ----------
                                                         79,586            57,643           837,076           314,533
                                                     ----------        ----------        ----------        ----------


Net Income                                           $  134,729        $   97,582        $1,417,066        $  532,465
                                                     ==========        ==========        ==========        ==========

Basic income per common share                        $      .01        $      .01        $      .15        $      .06
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   9,160,755         9,160,755         9,160,755         9,160,755
                                                     ==========        ==========        ==========        ==========
Diluted income per share                             $      .01        $      .01        $      .15        $      .06
                                                     ==========        ==========        ==========        ==========
Diluted weighted average shares outstanding           9,377,679         9,578,998         9,265,755         9,578,998
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                                         See Notes to Consolidated Financial Statements







                                            ORALABS HOLDING CORP AND SUBSIDIARIES

                                         Consolidated Statement of Stockholders' Equity
                                             For the Six months ended June 30, 2001
                                                           Unaudited

--------------------------------------------------------------------------------------------------------------------------------
                                                  Stock        Common        Stock      Addl. Paid-In    Retained
                                   Preferred      Amount       Shares        Amount       Capital        Earnings       Total
                                    Shares
--------------------------------------------------------------------------------------------------------------------------------

Balance at Dec. 31, 2000                                      9,160,755      $9,160       $1,216,905    $3,588,171     $4,814,236

Net Income                                                                                               1,417,066      1,417,066



                                 ------------------------------------------------------------------------------------------------
Balance at June 30, 2001
                                                              9,160,755      $9,160       $1,216,905    $5,005,237     $6,231,302
=================================================================================================================================


















                                                  See Notes to Consolidated Financial Statements







                                       ORALABS HOLDING CORP AND SUBSIDIARIES


                                       Consolidated Statements of Cash Flow
                                  For the Six months ended June 30, 2001 and 2000
                                                     Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended  June 30
                                                                                            2001             2000
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                               $1,417,066       $  532,465
                                                                                         ----------       ----------
Adjustments to reconcile net income to net cash provided by (used in) operating activities
 Depreciation                                                                               144,170           81,514
 Changes in assets and liabilities:
 Other current assets                                                                      -103,787          -63,542
 Accounts receivable                                                                        315,565          747,470
 Prepaid taxes                                                                                               198,932
 Inventory                                                                                 -115,592          -82,622
 Shareholder receivable                                                                                      -16,204
 Accounts payable                                                                          -442,675         -157,860
 Accrued expenses                                                                            65,292         -127,753
 Reserve for returns                                                                         71,353          -53,867
 Income taxes payable                                                                      -207,525          -41,970
                                                                                         ----------       ----------
Net cash (used in) provided by operating activities                                       1,143,867          618,879
                                                                                         ----------       ----------

Cash from investing activities
  Investment in property and equipment                                                     -355,586         -158,091

  Deposit                                                                                    58,798          -90,724
                                                                                         ----------       ----------
  Net Cash (used in) investing activities                                                  -296,788         -248,815
                                                                                         ----------       ----------

 Cash flows from financing activities
   Stock issued and additional paid-in capital                                                    0                0
                                                                                         ----------       ----------
Net cash (used in) provided by financing activities                                               0                0

Net Increase (decrease) in cash and cash equivalents                                        847,079          370,064
Cash and cash equivalents, beginning of the period                                        2,098,872          646,335
                                                                                         ----------       ----------
Cash and cash equivalents, end of the period                                             $2,945,951       $1,016,399
                                                                                         ==========       ==========


Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $423,450 (for 2000) and $787,600 (2001)




--------------------------------------------------------------------------------------------------------------------






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

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

Machinery and equipment:

----------------------------------------------------------------------
                                                     June 30, 2001
----------------------------------------------------------------------

Machinery and equipment                                     $1,434,546
Leasehold Improvements                                         426,913
                                              ------------------------
                                                             1,861,459
                                              ------------------------
Less accumulated depreciation                                 (734,858)

                                              ------------------------
                                                            $1,126,601
                                              ========================

----------------------------------------------------------------------


Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2002. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The Company reserves 3.5% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30, 2001 and June 30, 2000 is $545,092 and $389,768 respectively.



                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share
--------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Three Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)         (Denominator)       Per Share Amt
------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $134,729

Basic EPS
   Weighted average beginning shares outstanding                                           9,160,755
                                                                 -----------------------------------

Income available to stockholders                                       $134,729            9,160,755                     $.01
                                                                                                          ===================

Effect of Dilutive Common Stock Options                                                     216,924

Diluted EPS

                                                                 -----------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                        $134,729           9,377,679                     $.01
                                                                 ===========================================================


For the Three Months Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)        Per Share Amt
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $97,582

Basic EPS
   Weighted average beginning shares outstanding                                          9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services


                                                                 ------------------------------------------------------------
Income available to stockholders                                        $97,582           9,160,755                      $.01
                                                                                                             ================


Effect of Dilutive Common Stock Options                                                     418,243

Diluted EPS
                                                                 -----------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                         $97,582           9,578,998                     $.01
                                                                 ===========================================================

----------------------------------------------------------------------------------------------------------------------------





                                       ORALABS HOLDING CORP AND SUBSIDIARIES

 For the Six Months Ended June 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)         (Denominator)          Per Share Amt
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                           $1,417,066

Basic EPS
   Weighted average beginning shares outstanding                                           9,160,755
                                                                 -----------------------------------
Income available to stockholders                                     $1,417,060            9,160,755                     $.15
                                                                                                          =======================

Effect of Dilutive Common Stock Options                                                      105,000

Diluted EPS

                                                                 ----------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                      $1,417,060            9,265,755                     $.15
                                                                 ================================================================


---------------------------------------------------------------------------------------------------------------------------------



For the Six Months Ended June 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)       Per Share Amt
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $532,465

Basic EPS
   Weighted average beginning shares outstanding                                             9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services


                                                                 -------------------------------------------
Income available to stockholders                                       $532,465              9,160,755                   $.06
                                                                                                              =================


Effect of Dilutive Common Stock Options                                                        418,243

Diluted EPS


                                                                 ---------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                        $532,465             9,578,998                   $.06
                                                                 ===============================================================

--------------------------------------------------------------------------------------------------------------------------------




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Special Note on Forward-Looking Statements
------------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2001. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations.    For the three month period ending June 30, 2001 as
compared with the three month period ending June 30, 2000.
-----------------------------------------------------------------------------

Product sales increased $586,497 or 23%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $521,412. As a percentage of sales gross profit increased from 37% to 47%. During the three-month period ending June 30, 2000 the Company felt the impact of substantial placement fees (approximately $320,000) to a major mass retail chain whose sales volume (approximately $434,000) was not adequate to maintain gross profit margins comparable to the same period this year.

Engineering increased $31,285. This was primarily to modify and customize high speed filling equipment to help with capacity.

Selling and marketing increased $107,511. The increase can be substantially attributed to sales commissions, which is directly related to the growth in product sales.

General and administrative expenses increased $331,858. The Board granted a bonus to Gary Schlatter, President, in the amount of $350,000.

Net income increased by $37,147 or 38%, as explained by the above activities. As a percentage of sales, net operating income was the same for both periods at 6%.

Results of Operations. For the six month period ending June 30, 2001 as compared with the six month period ending June 30, 2000.
--------------------------------------------------------------------------------

Product sales increased $1,939,920 or 33%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $1,215,440. As a percentage of sales gross profit increased from 43% to 48%. For the six month period ending June 30, 2000 the Company felt the impact of substantial placement fees (approximately $640,000) to a major mass retail chain whose sales volume (approximately $2,040,000) was not adequate to maintain gross profit margins comparable to the same period this year.

Engineering increased $44,245. This was primarily to modify and customize high speed filling equipment to help with capacity.

Selling and marketing increased $185,660. The increase can be substantially attributed to sales commissions, which is directly related to the growth in product sales.

General and administrative expenses increased $393,638. The Board granted a bonus to Gary Schlatter, President, in the amount of $350,000.

Interest and Other Income increased $808,636. This was substantially due to the sale of the Company's minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased by $884,601 or 166%, as explained by the above activities. As a percentage of sales, net operating income increased from 14% to 18%.


Liquidity and Capital Resources. Balance Sheet as of June 30, 2001 compared to December 31, 2000.
--------------------------------------------------------------------------------

Cash increased $847,079 substantially as a net effect of the following activities.

Accounts receivable decreased approximately $315,565. Second quarter sales ending June 30, 2001 were less than sales in last year's fourth quarter and was the major factor in the reduction in accounts receivable.

Inventory increased $115,592 due to work-in-process for orders that the Company expects to ship in the third quarter.

Prepaid Expenses increased $103,787. This is a result of customer credit in the second quarter for promotional expenses to be accrued in the third quarter.

Deposits decreased $58,799 as the deposits were applied to manufacturing equipment purchased in the second quarter of 2001.

Property and Equipment increased $211,416, which can be attributed to leasehold improvements, new manufacturing equipment and molds, and computer network server and software.

Accounts payable decreased $442,675. This decrease is substantially as a result of a $500,000 payment to an active customer who had made payments to the Company without deducting for accrued promotional expenses.

Accrued liabilities increased $65,291. This can be substantially attributed to an increase in accrued bonuses payable to various employees, not including the President, to be paid in the third quarter of 2001.

Reserve for returns increased $71,353. This increase is consistent with the growth in sales while maintaining the same 3.5% allowance.

Income taxes payable decreased $207,525. This decrease reflects tax payments made in excess of tax liabilities.

Retained earnings increased $1,417,066 as a result of net income.

Trends. Lip Balm business contributed approximately 75% of the growth with the help of additional business in convenience stores, specialty stores, and dollar stores. Nutritional Supplements substantially contributed the remaining 25% of growth through increased sales of existing products in health stores.

Lip balm gross revenues grew from $4,235,926 in the first six months of 2000 to $5,691,157 in the first six months of 2001, or a 34% increase. We expect lip balm products to be the major contributor to our revenues for this year. The Company is planning new lip balm line extensions to include Lip-Gloss. The Company is optimistic regarding these new products. However, there is no assurance that the trade or consumers will respond positively.

The sour products and breath freshener sales showed modest growth. The combined gross revenues were $1,582,049 in the first six months of 2000 compared to $1,669,863 the first six months of 2001, or a 6% increase. The Company anticipates continued success with similar levels of growth over the next year.

The nutritional supplements, on a relatively smaller scale, showed significant growth. Gross revenues were $281,997 in the first six months of 2000 compared to $682,222 the first six months of 2001, or a 142% increase. Cheat & Lean(TM) has been the biggest contributor with 5HTP maintaining consistent sales with some modest increases in 2001.


Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 9% of revenues) in a category that is on a growth trend and could be negatively impacted by inflation.

Year 2000. The Company has not experienced any material Year 2000 issues internally or with any of its suppliers or customers, and it appears that such organizations have successfully transitioned to the Year 2000. However, there can be no assurance that problems will not arise for the Company, its suppliers, customers, or others with whom the Company does business.

PART II - OTHER INFORMATION

Item No. 1.       Legal Proceedings. The Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or to which any of its property is subject.

 .Item No. 2.      Changes in Securities.  None.

Item No. 3.       Defaults Upon Senior Securities.  None.

Item No. 4.       Submission of Matters to a Vote of Security Holders. On May
                  24, 2001, the annual meeting of stockholders of the Company was held at the Company's headquarters in Englewood, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were re-elected. The voting was as follows: Gary H.
                  Schlatter 8,514,404 for, 1,135 against, 2,870 abstain;
                  Michael I. Friess 8,514,559 for, 980 against, 2,870 abstain;
                  Allen R. Goldstone 8,514,559 for, 980 against, 2,870
                  abstain; Robert C. Gust 8,514,559 for, 980 against, 2,870 abstain There were no broker nonvotes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending December 31, 2001, there were 8,514,491 votes in favor, 35 against and 3,883 abstentions. There were no broker nonvotes.

Item No. 5.       Other Information. None.

Item No. 6.       Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

         Exhibit
         No.      Description
         ---      -----------

         4(1)       Specimen Certificate for Common Stock
         10.1(1)    1997 Stock Plan
         10.2()1    1997 Non-Employee Directors' Option Plan
         10.3(2)    Amended and Restated Employment Agreement Between the Company's
                    Subsidiary and Gary Schlatter
         10.4(1)    Form of Stock Option Grant under 1997 Non-Employee
                    Directors' Option Plan
         10.5(i)(6) Business Lease Between the Company's Subsidiary and Gary
                    Schlatter (September 1, 2000)
         10.5(ii)(7)Amended Business Lease Between the Company's Subsidiary and
                    2780 South Raritan, LLC effective October 5, 2000.
         10.6(4)    Agreement between the Company, Creative Business LLC and
                    Allen R. Goldstone dated August 24, 1999, as amended
         10.7(3)    Contract for Services effective April 1, 1998 between
                    OraLabs, Inc. and Top Form Brands, Inc.
         10.8(4)    Letter Agreement terminating Contract for Services between
                    OraLabs, Inc. and Top Form Brands, Inc. dated April 28, 1999
         10.9(5)    Agreement (effective May 1, 2000 amending the Employment
                    Agreement listed above as Exhibit 10.3)
         11         No statement re: computation of per share earnings is
                    required since such computation can be clearly determined
                    from the material contained in this Report on Form 10-QSB
------------------

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

                              ORALABS HOLDING CORP.



                              By:  /s/ Gary Schlatter
                                   ---------------------------------------------
                                   Gary Schlatter, President



                              By:  /s/ Emile Jordan
                                   ---------------------------------------------
                                   Emile Jordan, Chief Financial Officer,
                                   Chief Operating Officer




DATED:   August 14, 2001