Form 10QSB
period 2001-09-30
ORALABS HOLDING CORP
filed 2001-11-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB




|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended: September 30, 2001 or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from                   to
                                     -------------------  ---------------


Commission File Number:    000-23039
                         ------------

                              ORALABS HOLDING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Colorado                                              14-1623047
 ------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

      2901 South Tejon, Englewood, Colorado                          80110
      --------------------------------------                       --------
     (Address of principal executive offices)                     (Zip Code)

                                 (303) 783-9499
                            -------------------------
                           (Issuer's telephone number)

                  ---------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

                           |_|  Yes            |_|  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 2001 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                Table of Contents
                                -----------------

Part I.      Financial Information
  Item 1.   Financial Statement                                             Page
                                                                            ----

         Consolidated Balance Sheets as of September 30, 2001
           (Unaudited) And December 31, 2000...................................2

         Consolidated Statements of Operations Three Months
           And Nine Months Ended September 30, 2001 and 2000
          (Unaudited)..........................................................3

         Consolidated Statement of Stockholders' Equity from
          December 31, 2000 Through September 30, 2001 (Unaudited).............4

         Consolidated Statements of Cash Flows, Nine Months Ended
           September 30, 2001 and 2000 (Unaudited).............................5

         Notes to Consolidated Financial Statements........................6 - 8

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations....................................9 -11

Part II.     Other Information ............................................12-13



                                  ORALABS HOLDING CORP AND SUBSIDIARIES

                                       Consolidated Balance Sheets
                                       ---------------------------

=======================================================================================================
                                                                          September 30,    December 31,
                                                                              2001            2000
                                                                            Unaudited
-------------------------------------------------------------------------------------------------------

Assets
Current Assets
    Cash and cash equivalents                                               2,150,438      $2,098,872
    Accounts receivable, net of allowance for doubtful accounts of
    $184,169 and $131,867, respectively                                     2,142,395       2,467,214
    Inventory                                                               1,904,688       1,775,231
    Deferred income taxes                                                     239,885         205,906
    Prepaid expenses                                                          314,694         224,656
    Deposits                                                                   79,288         130,999
                                                                           ----------      ----------
        Total Current Assets                                                6,831,388       6,902,878

Property and equipment at cost, net                                         1,209,882         915,185

Long Term Deferred Taxes                                                         --             3,610

Total Assets                                                                8,041,270       7,821,673
                                                                           ==========      ==========

Liabilities and Stockholders' Equity


Current Liabilities

      Accounts Payable                                                        684,185       1,655,844
      Accrued liabilities                                                     383,443         423,382
      Reserve for Returns                                                     521,372         473,739
      Income taxes payable                                                      8,904         454,472
                                                                           ----------      ----------

          Total current liabilities                                         1,597,904       3,007,437
 Deferred Tax Liability                                                         4,936            --
Total liabilities                                                           1,602,840       3,007,437
                                                                           ----------      ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized, 9,160,755
   issued and outstanding at the end of both periods                            9,160           9,160
Additional paid in capital                                                  1,216,905       1,216,905
Retained Earnings                                                           5,212.365       3,588,171
                                                                           ----------      ----------
Total stockholders' equity                                                  6,438.430       4,814,236
                                                                           ----------      ----------

Total liabilities and stockholders' equity                                 $8,041,270       7,821,673
                                                                           ==========      ==========


=======================================================================================================

                           See Notes to Consolidated Financial Statements

                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                Consolidated Statements of Operations
            Three Months and Nine Months ended September 30, 2001 and September 30, 2000
                                              Unaudited

====================================================================================================
                                                   Three Months Ended           Nine Months Ended
                                                 09/30/01      09/30/00      09/30/01      09/30/00
-----------------------------------------------=====================================================
Revenues:
  Product sales                                $ 3,499,435   $ 3,856,857   $11,373,947   $ 9,791,449
                                               -----------   -----------   -----------   -----------
Total Revenues                                   3,499,435     3,856,857    11,373.947     9,791,449
                                               -----------   -----------   -----------   -----------
   Cost of Sales                                 2,342,717     2,197,396     6,455,872     5,586,071
                                               -----------   -----------   -----------   -----------
Gross profit                                     1,156,718     1,659,461     4,918,075     4,205,378
                                               -----------   -----------   -----------   -----------
Operating Expenses:
  Engineering                                       97.638        72,215       288,513       218,846
  Selling and marketing costs                      340,270       502,699     1,209,617     1,186,386
  General and administrative                       470,110       370,951     1,727,838     1,235,040
  Other                                                633           551        16,123        22,652
                                               -----------   -----------   -----------   -----------
Total operating expenses                           908,651       946,416     3,242,091     2,662,924
                                               -----------   -----------   -----------   -----------

Net Operating Income                               248,067       713,045     1,675,984     1,542,454

Other Income (expense)
   Interest and other income                        24,459        18,917       850,684        36,506
                                               -----------   -----------   -----------   -----------
Total other income (expense)                        24,459        18,917       850,684        36,506
                                               -----------   -----------   -----------   -----------

Net income before provision for income taxes       272,526       731,962     2,526,668     1,578,960


Provision for  income taxes
   Current                                          65,398       271,814       902,474       586,347
                                               -----------   -----------   -----------   -----------
   Deferred                                         65,398       271,814       902,474       586,347
                                               -----------   -----------   -----------   -----------

Net Income                                     $   207,128   $   460,148   $ 1,624,194   $   992,613
                                               ===========   ===========   ===========   ===========

Basic income per common share                  $       .02   $       .05   $       .18   $       .11
                                               ===========   ===========   ===========   ===========
Weighted average shares outstanding              9,160,755     9,160,755     9,160,755     9,160,755
                                               ===========   ===========   ===========   ===========
Diluted income per share                       $       .02   $       .05   $       .17   $       .10
                                               ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding      9,280,513     9,454,090     9,289,719     9,517,545
                                               ===========   ===========   ===========   ===========


====================================================================================================


                           See Notes to Consolidated Financial Statements

                                           ORALABS HOLDING CORP AND SUBSIDIARIES

                                      Consolidated Statement of Stockholders' Equity
                                       For the Nine months ended September 30, 2001
                                                         Unaudited

==========================================================================================================================
                                                                                         Addl.
                                  Preferred     Stock        Common       Stock         Paid-In     Retained
                                   Shares       Amount       Shares       Amount        Capital     Earnings      Total
------------------------------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at Dec. 31, 2000                                    9,160,755   $     9,160   $1,216,905   $3,588,171   $4,814,236


Net Income                                                                                          1,624,194    1,624,194

                                 ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at September 30,
2001                                                        9,160,755   $     9,160   $1,216,905   $5,212,365   $6,438,430
==========================================================================================================================


                                      See Notes to Consolidated Financial Statements

                                     ORALABS HOLDING CORP AND SUBSIDIARIES


                                     Consolidated Statements of Cash Flow
                             For the Nine months ended September 30, 2001 and 2000
                                                   Unaudited

================================================================================================================
                                                                                                Nine
                                                                                      Months Ended September 30
                                                                                         2001           2000
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                            $1,624,194     $  992,613
                                                                                      ----------     ----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
 Depreciation                                                                            230,993        126,486
 Deferred Taxes                                                                            8,546        117,571
 Changes in assets and liabilities:
 Other current assets                                                                    (90,038)      (109,192)
 Accounts receivable                                                                     324,819       (216,935)
 Prepaid taxes                                                                           (33,979)
 Inventory                                                                              (129,457)       (42,842)
 Shareholder receivable                                                                                  11,935
 Accounts payable                                                                       (971,659)       122,849
 Accrued expenses                                                                        (39,939)        25,263
 Reserve for returns                                                                      47,633        (24,132)
 Income taxes payable                                                                   (445,568)       157,142
                                                                                      ----------     ----------
Net cash (used in) provided by operating activities                                      525,545      1,160,758
                                                                                      ----------     ----------
Cash from investing activities
  Investment in property and equipment                                                  (525,690)      (236,823)
  Deposit                                                                                 51,711       (304,843)
                                                                                      ----------     ----------
  Net Cash (used in) investing activities                                               (473,979)      (541,666)
                                                                                      ----------     ----------
Cash flows from financing activities
   Stock issued and additional paid in capital                                                 0              0
                                                                                      ----------     ----------
Net cash (used in) provided by financing activities                                            0              0
                                                                                      ----------     ----------

Net Increase (decrease) in cash and cash equivalents                                      51,566        619,092
Cash and cash equivalents, beginning of the period                                     2,098,872        646,335
                                                                                      ----------     ----------
Cash and cash equivalents, end of the period                                          $2,150,438     $1,265,427
                                                                                      ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $423,450 (for 2000) and $1,083,100 (2001)


===============================================================================================================


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

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:

Machinery and equipment:
------------------------

===================================================================
                                                 September 30, 2001
-------------------------------------------------------------------

Machinery and equipment                                  $1,502,282
Leasehold Improvements                                      529,281
                                                         ----------
                                                          2,031,563
                                                         ----------
Less accumulated depreciation                              (821,681)
                                                         ----------
                                                         $1,209,882
                                                         ==========

===================================================================


Note 3 - Line-of-Credit
-----------------------

The Company has a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2002. The Company had available the entire line of credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The Company reserves 3.5% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30, 2001 and September 30, 2000 is $521,372 and $419,503 respectively.



                                 ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

For the Three Months Ended September 30, 2001
======================================================================================================
                                                         Income           Shares
                                                       (Numerator)     (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------

Net Income                                             $ 207,128

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ---------         ---------
Income available to stockholders                       $ 207,128         9,160,755          $      .02
                                                                                            ==========

Effect of Dilutive Common Stock Options                                    119,758

Diluted EPS
                                                       ---------         ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $ 207,128         9,280,513          $      .02
                                                       =========         =========          ==========


======================================================================================================


For the Three Months Ended September 30, 2000
======================================================================================================
                                                         Income           Shares
                                                       (Numerator)     (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------

Net Income                                             $ 460,148

Basic EPS
    Weighted average beginning shares outstanding                        9,160,755

                                                       ---------         ---------
Income available to stockholders                       $ 460,148         9,160,755          $     .05
                                                                                            =========

Effect of Dilutive Common Stock Options                                    293,335

Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $ 460,148         9,454,090          $     .05
                                                       =========         =========          =========


=====================================================================================================

                                 ORALABS HOLDING CORP AND SUBSIDIARIES


 For the Nine Months Ended September 30, 2001
======================================================================================================
                                                         Income           Shares
                                                       (Numerator)     (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $1,624,194

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ----------        ---------
Income available to stockholders                       $1,624,194        9,160,755          $      .18
                                                                                            ==========

Effect of Dilutive Common Stock Options                                    128,964

Diluted EPS
                                                       ----------        ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $1,624,194        9,289,719          $      .17
                                                       ==========        =========          ==========


======================================================================================================


For the Nine Months Ended September 30, 2000
======================================================================================================
                                                         Income           Shares
                                                       (Numerator)     (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $ 992,613

Basic EPS
    Weighted average beginning shares outstanding                        9,160,755
                                                       ---------         ---------
Income available to stockholders                       $ 992,613         9,160,755          $     .11
                                                                                            =========

Effect of Dilutive Common Stock Options                                     356,790

Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $ 992,613         9,517,545          $     .10
                                                       =========         =========          =========


======================================================================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

     Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2001. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.


Results of Operations. For the three month period ending September 30, 2001 as
--------------------------------------------------------------------------------
compared with the three month period ending September 30, 2000.
---------------------------------------------------------------

Product sales decreased $357,422 or 9%. Please refer to the Trends section for a detailed explanation.

Gross profit decreased $502,743. This reflects both the decrease in product sales and a decrease in gross profit percentage from 43% to 33% as a result of lower sale prices by the Company in certain markets.

Engineering increased $25,423 to support ongoing engineering projects.

Selling and marketing decreased $162,429. The decrease can be substantially attributed to sales commissions, which is directly related to the decrease in product sales.

General and administrative expenses increased approximately $99,159. The increase can be substantially attributed to a combination of higher salaries and bonuses to employees other than the President.

Net income decreased by $253,020, or 55% as explained by the above activities. As a percentage of sales net operating income, which excludes Interest, Other Income and Income taxes, decreased from 18% to 7%.

Results of Operations. For the nine month period ending September 30, 2001 as
-----------------------------------------------------------------------------
compared with the nine month period ending September 30, 2000.
--------------------------------------------------------------

Product sales increased $1,582,498 or 14%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $712,697. As a percentage of sales gross profit did not change, with both periods standing at 43%. The prior year higher promotional costs were offset in the current year by reduced selling prices.

Engineering increased $69,667 to support additional growth in production volume through continued modification and customization of automation equipment.

Selling and marketing increased $23,231. The increase can be substantially attributed to sales commissions, which is directly related to the growth in product sales.

General and administrative expenses increased approximately $492,798. The increase can be substantially attributed to a combination of higher salaries and bonuses.

Interest and Other Income increased $814,178. This was substantially due to the sale of the Company's minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased by $631,581, or 39% as explained by the above activities. As a percentage of sales net operating income, which excludes Interest, Other Income and Income taxes, decreased from 16% to 15%.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2001 compared
--------------------------------------------------------------------------------
to December 31, 2000.
---------------------

Cash increased $51,566 substantially as a net effect of the following activities.

Accounts receivable decreased $324,819 net of allowance for doubtful accounts. The Company has reduced past due receivables by $317,407 while current receivables is approximately the same for both September 30 and December 31.

Inventory increased $129,457. The increase in Inventory can substantially be attributed to additional printed packaging for transitioning Ice Drops (TM) and Lip Ice (TM) brands of lip balm to Chap Ice (TM) brand.

Prepaid Expenses increased $90,038. This is a result of customer credit in the third quarter for promotional expenses to be accrued in the fourth quarter.

Deposits decreased $51,711 as the deposits were applied to manufacturing equipment purchased in the second quarter of 2001.

Property and Equipment increased $294,697, which can be attributed to leasehold improvements, new manufacturing equipment and molds, and computer network server and software.

Accounts payable decreased $971,659. This decrease is substantially as a result of $1,000,000 in payments to an active customer who paid for company products without deducting for promotional expenses owed to the customer that were previously accrued by the Company.

Accrued liabilities decreased $39,938. This can be substantially attributed to a decrease in reserves for commissions. The reserve is for commissions against Accounts receivable, which are adjusted by customer receipts.

Reserve for returns increased $47,633. This increase is consistent with the growth in sales while maintaining the same 3.5% allowance.

Income tax payable decreased $445,568. This decrease reflects tax payments made in excess of tax liabilities.

Retained earnings increased $1,624,193 as a result of net income.

Trends. Through the third quarter of 2001 the Company continued to show growth in the lip balm products, particularly to mass-retail accounts and dollar stores. The Company began the introduction of its new lip balm line extension lip-gloss, with more initial distribution planned for the fourth quarter. Additionally, the Company plans to introduce body glitter in the fourth quarter. The Company is optimistic regarding these new products. However, there is no assurance that the trade or consumers will respond positively. Lip balm revenues grew to $8,590,073 through the third quarter of 2001 as compared to $6,725,504 through the third quarter of 2000, or a 28% increase. The Company expects continued growth through expanded placement with major retailers in the fourth quarter of 2001.

The sour drops and breath fresheners showed reduced revenues, as the combined revenues were $2,052,468 through the third quarter of 2001 as compared to $2,466,558 through the third quarter of 2000, or a 17% decrease. Although the Company did not achieve the growth in this area expected during the third quarter, the Company anticipates revenues in the fourth quarter of 2001 to exceed the third quarter of 2001.

The nutritional supplements, on a relatively smaller scale, showed continued growth. Revenues were $821,336 in the third quarter of 2001 as compared to $656,329 in the third quarter of 2000, or a 25% increase. Sales have been good on 5HTP and Cheat & Lean(TM).


Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 7% of revenues) in a category that is on a growth trend and could be negatively impacted by inflation.

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

                                            ORALABS HOLDING CORP.



                                            By:  /s/  Gary Schlatter
                                               --------------------------------
                                                      Gary Schlatter, President



                                            By:  /s/  Emile Jordan
                                               --------------------------------
                                                      Emile Jordan, Chief
                                                      Financial Officer, Chief
                                                      Operating Officer




DATED:   November 13, 2001