Form 10KSB
period 2001-12-31
ORALABS HOLDING CORP
filed 2002-04-15
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2001

|_|       Transition report under section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from _______________ to

                     ---------------------------------------

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
                                Yes   X    No
                                    -----     -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. { }

State issuer's revenues for its most recent fiscal year: $15,412,235

As of March 21, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date was approximately $1,842,363.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court. Yes       No
                                       -----    -----

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 22, 2002, there were 9,160,755 shares of common stock outstanding.

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 22, 2002 (the "2001 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

                     Transitional Small Business Disclosure
                               Format (Check one):
                                Yes      No    X
                                   -----     -----

                                     PART I

Item 1.  Description of Business.

     Business Development. On May 1, 1997, OraLabs, Inc., a privately held company, became a wholly owned subsidiary of SSI Capital Corp. (the predecessor of the Company). SSI Capital Corp. subsequently merged with OraLabs Holding Corp., with OraLabs Holding Corp. becoming the surviving company. As a result of these transactions, the Company is the sole stockholder of OraLabs, Inc. The term "Company" or "OraLabs" will mean OraLabs Holding Corp., successor to SSI Capital Corp., and except where otherwise indicated, all discussions of the business of the Company includes the business of OraLabs, Inc. (the "Subsidiary").

     The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. The Subsidiary's initial flagship product was Ice Drops(R), a breath drop product sold in a small plastic bottle and introduced as an alternative to breath sprays and candy breath mints.

     In 1999 the Company introduced its own brands of lip balm in traditional twist stick containers. The brands currently being marketed consist of Essential Lip(TM), Lip Naturals(TM), Chap Ice(TM) and Lip Rageous Moisture(TM). These brands are sold in traditional twist up containers and the Company's patented mini-container, which was introduced in 1996. The Company also sells lip balms and glosses in unique new container concepts such as tins. The Company's private label and contract packaging lip balm business continued to contribute to growth and profitability in 2001.

     The year brought about many changes and challenges to the Company. A focus on its core product lines resulted in a year of approximately 11% growth in sales revenue. However even though net income grew by approximately 9%, the growth in net income was in large part caused by the sale of the Company's minority ownership interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements. The Company had a higher level of operational expenses due to many changes in the product packaging mix and promotional costs and consequently could not sustain a proportional increase in operating income.

     The nutritional supplement line of products initially introduced in 1998 was trimmed back by two brands, Cholesterx(TM) and Drenalean(TM). Both were discontinued to allow the Company to more narrowly focus its advertising and promotional dollars. The trade name of Cholesterx(TM) was sold in 2001 for a nominal amount and the Company expects to receive nominal royalties on the item. The current brands and products which the company currently sells are Cheat & Lean(TM), 5HTP, MSM, Glucosamine + MSM and Breast Plus(TM).

     The business of the Company may also include, as deemed appropriate from time to time by the Company's Board of Directors, the contacting of persons involved in corporate finance matters to determine if there are businesses interested in a merger or other acquisition of or combination with the Company. The completion of a transaction may include, if warranted, the acquisition by the Company's President and majority shareholder of the Company's assets that form the basis of the Company's oral care, lip care and nutritional supplement businesses.


Business of the Company.
-----------------------

     Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in more than 50,000 domestic retail outlets as well as more than 35 foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops and sprays under the brand name Ice Drops(R), as well as Sour Zone(TM) brand sour drops and sour sprays; lip balm products under the names Ice Drops(R), Lip Rageous(R), Chap Ice(R), Lip Naturals(TM), Lip Rageous Glitters(TM) and Essential Lip Moisturizer(TM) as well as private label names; and a line of nutritional supplement and related products consisting of MSM, 5-HTP, Glucosamine + MSM, Breast Plus(TM), and Cheat & Lean(TM).

     In general, the Company's distribution still covers the same markets that it always has. Sales to large retailers increased in year 2001, which were responsible for the majority of the growth in the Company's revenues as well as the majority of the increase in promotional expenses incurred during the year. The Company believes that the lip balm category will continue to be the Company's primary business. The Company has established itself as a viable competitor in the lip balm business, deriving 77% of its revenue and most of its growth from sales of lip balm. This is a category that the Company believes can achieve continued growth. However, it is possible that competitive pressures could further erode margins and increase promotional costs and selling expenses for the Company.

     The Company believes that nutritional supplement sales will remain less than 10% part of its overall revenue. The Company introduced Cheat & Lean(TM) in 2000 and in 2001 it accounted for approximately 59% of the Company's supplement sales.

     The sales of breath freshener are not growing as fast as other product lines. However, that market remains very important and is very stable for the Company. We have seen add-on sales of breath freshener as we are able to expand sales in some faster growing categories. Our sales of sour drops and sprays for the Company are expected to grow but at a slower pace than lip balm.

     The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products that fill niches. The price/value marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established. The Company's marketing strategy has changed for nutritional supplements. The Company made a strategic decision to trim its product offerings and focus its resources on fewer products. The Company also decided that it will not go after new cutting edge products, but wait until markets are more accepting of new concepts and then use its marketing know-how to establish a brand. It is the intention of the Company to sell its supplement brands both to the mass market as well as to the health markets.

     The Company's products and packaging continue to be conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Englewood, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. However, the Company has purchased some high speed filling and labeling equipment in order to help with capacities for well established products. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors.

     Products Launched in 2001. The Company did not add any new brands in the year 2001. However, there were brand extensions through additional packaging.

     Competitive Business Conditions. Competition for all of the Company's products is very significant. 2001 brought an even higher level of competition from both major branded competitors as well as competition on the private label and contract packaging ends.

     With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors. Most candy breath mint companies have introduced what are known as "power mints." This has hurt the sales of Ice Drops(R) Breath Freshener. Most of these mint brands now offer a breath freshener as powerful as Ice Drops(R). While the strength of candy mints previously did not favorably compare to Ice Drops(R), they are now considered true competitors. 2001 brought on even a greater number of power mint competitors. The category appears to be growing so the Company expects that the field will become even more competitive.

     With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex(R)), and the balance of the market consists of more than 50 different brands. It is estimated that there are only ten to twenty viable competitors from a manufacturing standpoint. Most of the competitors are also trying to introduce new products as a means of growth and market share. The retail stores have (for the most part) a finite amount of space, so getting new slots in retail stores can be a challenge.

     With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups, major drug manufacturers and Fortune 100 companies. The vast size makes it possible for many niche marketers as well as the major manufacturers to be successful, although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and the health food industry retailers. In addition, there are many multi-level marketers and direct sellers supplying nutritional supplements. The competition in this field has grown increasingly competitive as manufacturers are positioning for shelf space. Many retailers have cut back on product selection and on space allocated to nutritional supplements and vitamins due to slow sales.

     The Company has sought to anticipate competition for its breath freshener and lip balm products by the distinguishing size and packaging of its products, as well as by competing with respect to pricing. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement of a competitor's products at retail locations may nullify or reduce whatever competitive advantage the Company's products have. Strong national brands are very difficult to displace. The price/value positioning and niche marketing opportunities are where the Company is focused.

     Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials at comparable prices to the extent that an existing business relationship terminates.

     Dependence upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, the Company had one major customer that accounted for approximately $1,600,000, or 10% of net sales for the year 2001.

     Patents, Trademarks, Licenses, Franchises and Concessions. Although there can be no assurance of proprietary protection respecting pending patents, patents and trademarks held by the Company (see, "Cautionary Statement Regarding Forward-Looking Statements, No Assurance of Proprietary Protection"), and although the Company intends to vigorously seek to enforce and protect its proprietary rights, the Company does not believe that the loss of any such proprietary right would in and of itself, adversely affect the Company in a material manner.

     Seasonality. The demand for the Company's lip balm products tends to increase during the cold, dry weather months, but the inclusion of sun block in some of the lip balm products may tend to even out sales during the year. Even though the sun block products will help, sales of lip balm are still considered to be 50-70% seasonal.

     Practices of the Company in the Industry. The Company's typical practices with respect to all of its products are to keep adequate inventory on hand for shipments within a two to three week period. The Company generally extends credit on purchases for a term of 30-90 days after shipment. The Company does not formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise. The Company estimates and records a reserve for returns upon sale.

     Managing Growth. Growth in customer orders resulted in the Company experiencing shipping delays. The Company has taken steps to handle orders more timely both on a short-term and long term basis. The Company continued to improve on its manufacturing and assembly processes through new automation and additional inventory controls. The Company has expanded its utilization of vendors who provided local warehousing for raw materials heavily used by the Company. The Company believes it is in a better position to handle higher levels of orders for its products in 2002 than it was previously. The Company has restructured the procedures and administration of handling customer chargebacks to its accounts receivable, giving management a more systematic approach to evaluating the profitability of its revenues.

     Government Regulation. The Company's breath freshener and lip balm products are not subject to burdensome governmental regulation (see Cautionary Statement on Governmental Regulation below). However, the manufacturing, packaging, processing, formulation, labeling, advertising, distribution and sale of the Company's nutritional supplements are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates those products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated there under. These products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times, including by the Nutrition Labeling and Education Act of 1990 ("NLEA") and the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The NLEA established a requirement for the nutrition labeling of most foods including dietary supplements. The DSHEA introduced a new statutory framework governing the composition and labeling of dietary supplements.

     The DSHEA provides a regulatory framework to ensure safe, quality, dietary supplements and to foster the dissemination of accurate information about such products. The DSHEA provides, in the Company's judgment, certain regulatory benefits for the nutritional supplement industry. Products defined as dietary supplements under the DSHEA are regulated similarly to food, so much of the special regulatory clearance is eliminated. In addition, claims about how a supplement affects the structure or function of the body may be made (although any statement made must also state that the product is not intended to diagnose, treat, cure or prevent any disease). Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims are made that a product may diagnose, mitigate, treat, cure or prevent an illness, disease or malady, in which event the FDA may attach drug status to a product. An FDA Rule effective February 7, 2000 defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. The Rule establishes criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. That Rule has not had any material effect on the Company's existing products and the Company will comply with the provisions of the Rule for any new products.

     As part of its regulatory authority, the FDA may periodically conduct audits of the physical facilities, machinery, processes and procedures that the Company uses to manufacture products. The FDA may perform these audits at any time without advance notice. As a result of these audits, the FDA may order the Company to make certain changes in its manufacturing facilities and processes. The Company may be required to make additional expenditures to comply with these orders or possibly discontinue selling certain products until it complies with these orders. As a result, the Company's business could be adversely affected.

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

     Costs and Expenses of Compliance With Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2002.

     Number of Employees. The approximate number of employees hired by the Company as of the end of fiscal year 2001 was 148.


Item 2.  Description of Property.

     The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in August 2005, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. The Company also leases an additional approximate 22,800 square feet of warehouse space in a building located near the Company's headquarters, which is leased from an entity solely owned by the Company's President. The lease expires in June 2003, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions" incorporated by reference to the 2001 Definitive Proxy Statement.)

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     (a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ SmallCap Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 2000 and 2001. The source of such information is as reported by NASDAQ.

                                      Reported High Bid        Reported Low Bid
                                      -----------------        ----------------

First quarter, fiscal 2000                  $1.96                   $1.00
Second quarter, fiscal 2000                 $2.00                   $0.25
Third quarter, fiscal 2000                  $3.00                   $0.78
Fourth quarter, fiscal 2000                 $1.25                   $0.56
First quarter, fiscal 2001                  $1.63                   $0.56
Second quarter, fiscal 2001                 $2.79                   $1.15
Third quarter, fiscal 2001                  $1.85                   $0.90
Fourth quarter, fiscal 2001                 $1.70                   $0.75


The quotations reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not necessarily present actual transactions.

     (ii) Recent Sales of Unregistered Securities. In May 2001, the Company issued 5,000 options to the three non-employee members of the board of directors of the Company, under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in four equal installments over a period of four years, each with an exercise price of $2.375 per share.

     (b) As of February 28, 2002, there were approximately 899 record holders of the common stock of the Company.

     (c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations. For the period ending December 31, 2001 as compared with the period ending December 31, 2000.

Product sales increased $1,526,812 or 11%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $412,239. As a percentage of sales, gross profit decreased from 41% to 40%, which was principally caused by increases of approximately $680,000 in materials, approximately $260,000 in cost of overhead and $125,000 in obsolete inventory.

Selling and marketing increased $476,300 or 30%. Approximately $305,000 related to bad debts, primarily from Kmart Corporation which declared bankruptcy. Package design costs increased approximately $44,000 to support updating of existing product artwork and for new packaging artwork. Sales and marketing commissions increased approximately $50,000, as those costs related to the growth in product sales. Advertising in trade magazines increased approximately $50,000. The remainder can be substantially attributed to modest increases in expenses for trade shows and travel.

General and administrative expenses increased $480,407 or 28%. Approximately $460,000 related to a combination of higher salaries and bonuses, including a bonus of $350,000 to the Company's President, with the remainder substantially attributed to modest increases in depreciation, dues and subscriptions, office expenses and research and development.

Gain on sale of investment increased $754,759. This was substantially due to the sale of the Company's minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income increased by $120,488, or 9% as explained by the above activities. However, as a percentage of sales, net operating income decreased from 16% to 10%.

Liquidity and Capital Resources.

At December 31, 2001, the Company had $2,273,838 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

The Company generated $282,901 of cash flows from operating activities for the year ended December 31, 2001 versus $1,995,929 in 2000. This decrease in cash flow from operating activities was primarily due to changes in various working capital items and the gain on the sale of our minority interest in the company that owned Pecos Pharmaceuticals.

Deposits increased $167,808 substantially as the result of a deposit on raw materials being produced abroad specifically for the Company that were due to arrive in the early part of first quarter 2002.

Property and Equipment increased $355,523. Of this, leasehold improvements increased approximately $230,000. Significant improvements were for factory air handling systems and electrical modifications in manufacturing and roofing. Machinery and equipment costs increased approximately $85,000, which resulted in some improved efficiencies and increased capacity. Office equipment costs increased approximately $40,000 primarily to support hardware and software upgrades and additions.

Accounts payable decreased $1,010,277. This can be substantially attributed to customer credits for promotional expenses that were paid by the Company in 2001.

Reserve for returns decreased $48,142. This decrease is the result of reducing the allowance as a percentage of sales from 3.5% to 2.75%. Actual returns were 1.85% in 2001 and the Company believes the 2.75% allowance will adequately support 2002 activity.

Trends. In 2001 the Company showed significant growth in the lip balm products, particularly to mass-retail accounts. Lip balm revenues grew to $11,799,540 in 2001 as compared to $9,673,530 in 2000, or a 22% increase. The Company continues to expect growth in this category through expanded placement with major retailers.

The sour drops and breath fresheners as combined revenues were $2,617,693 in 2001 as compared to $3,388,481 in 2000, or a 23% decrease. Although the Company had anticipated increased revenues in 2001 the Company is optimistic that revenues in this area will rebound and surpass 2000 revenues. The Company has improved packaging for its breath and sour sprays and anticipates increased volume with dollar stores and convenience stores.

The nutritional supplements, on a relatively smaller scale, revenues were $835,653 in 2001 as compared to $958,689 in 2000, or a 9% decrease. Sales have been consistent for 5HTP and Cheat & Lean(TM). The Company has discontinued the sales of Cholesterx(TM) and Drenalean(TM).

The international business revenues were $1,814,297 in 2001 as compared to $1,441,035 for 2000, a 26% increase. The anticipated reversal of decreased revenues in 2000 as compared to 1999 did occur with distribution to over 35 countries. However, tightened credit policies and unstable conditions in international markets leaves the Company expecting flat or perhaps decreased revenues in 2002.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 5%) of revenues in a category that is on a downward trend and could be negatively impacted by inflation.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

     The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2001, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

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

      Unproven Markets for Certain of the Company's Products. The Company began selling its nutritional supplement products in 1998 and lip balm in 1996. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. The Company is competing against much larger and better established manufactures in their primary business, i.e. lip balm; it is possible that the company could lose its position in the marketplace. Although the Company believes that there is a market for its products; it has limited knowledge and history with its products and therefore cannot be assured that the products will be continued to be accepted or competitive in the marketplace in the long term, or that if continually accepted, that part of the Company's business will be profitable.

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

     Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are considered a "drug" by the FDA. If the FDA were to conclude that any of the Company's products determined to be a "drug" violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to OTC drugs and nutritional supplements could have an adverse impact upon the cost or methods of producing the products.

     The Company's business is also regulated by various agencies of the states and localities in which the Company's products are sold and governmental regulations in foreign countries where the Company sells or may seek to commence sales. Such regulations could prevent or delay entry into a market or prevent or delay the introduction of Company products. For example, international sales are expected to be slowed by the long process of registering new products.

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

     Managing Growth. The Company experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999, 2000, 2001 and could occur in the future. Such growth has placed, and could continue to place, a strain on the Company's management, customer service, manufacturing, sales and administrative personnel and other resources. In fact, the Company believes that the increase in its operating expenses and its lower gross margins, which both occurred during 2001, were partially the result of growth pains that the Company experienced. The Company experienced lower operating profit as a percentage of sales during 2001 and it is possible that this could reoccur. Also, the Company could be in a position where it grows and increases overhead, and then its sales slow down. The excess overhead could negatively impact the Company's ability to earn a profit or cause it to lose money. The Company has experienced sales cycles that required it to add and delete additional shifts for manufacturing. This is expected to occur again in the future. The Company's ability to manage continued growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

     Dependence upon Significant Distributors and Retailers. The Company had one major customer that accounted for approximately $1,600,000, or 10% of net sales during the year ended December 31, 2001. The Company had over 800 purchasing customers in fiscal 2001 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced.

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

     No Assurance of Scientific Proof. The Company's nutritional supplement products are intended to provide relief of certain symptoms or to otherwise aid in the health of the consumers. If scientific data were to conclude that the products do not do so, or if for any other reason the Company's products were not viewed by the public as providing any meaningful benefit, there could be a material adverse effect upon the sales of the products. In addition, the nutritional supplement industry has been known to experience radical ups and downs of certain product sales in a short period of time which could adversely affect the Company's sales or inventory positions. Sometimes these cycles are the result of studies or the media creating a positive or negative impact on the industry and the public at large.

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

Name of                     Director or              Principal Occupation                Name and Business
Individual               Executive Officer               or Employment                     of Employer
----------               -----------------           ---------------------              ------------------

Gary H. Schlatter        Director and Executive      President of Company                Company
                         Officer

Allen R. Goldstone       Director                    Consultant                          Creative Business, LLC
                                                                                         Business Consulting Firm

Michael I. Friess        Director and Secretary      Attorney                            Michael Friess

Robert C. Gust           Director                    Senior VP of Business               Protocol Development
                                                                                         Communications, Inc

Emile Jordan             Executive Officer           Chief Financial Officer Company

     The balance of the information required for this Item is incorporated herein by reference to the 2001 Definitive Proxy Statement.

Item 10.  Executive Compensation.

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     The information required for this item is incorporated herein by reference to the 2001 Definitive Proxy Statement.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

        1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                     Independent Auditors' Report
                     Consolidated Balance Sheet - December 31, 2001
                     Consolidated Statements of Operations for the years
                       ended December 31, 2001 and December 31, 2000
                     Consolidated Statement of Stockholders' Equity from
                       December 31, 1999 through December 31, 2001
                     Consolidated Statements of Cash Flows for the years
                       ended December 31, 2001 and 2000
                     Notes to Consolidated Financial Statements

        2. Exhibits required to be filed are listed below:
                     Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

      Exhibit
        No.                Description
        ---                -----------

      3.1(i)(1)    Articles of Incorporation
     3.1(ii)(2)    Amended and Restated Bylaws
     3.1(ii)(4)    Second Amended and Restated Bylaws
        4(2)       Specimen Certificate for Common Stock
       10.1(2)     1997 Stock Plan
       10.2(2)     1997 Non-Employee Directors' Option Plan
       10.3(3)     Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter
       10.4(2)     Stock Option Grant under 1997 Non-Employee Directors'
                   Option Plan
       10.5(i)(5)  Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
     10.5(iii)(8)  Amended Business Lease between the Company's Subsidiary and
                   2780 South Raritan, LLC effective October 15, 2000.
       10.6(5)     Agreement between the Company, Creative Business LLC and
                   Allen R. Goldstone dated August 24, 1999, as amended
       10.9(7)     Agreement (effective May 1, 2000, amending the Employment
                   Agreement listed above as Exhibit 10.3).
         11        No statement re: computation of per share earnings is
                   required since such computation can be clearly
                   determined from the material contained in this Annual Report on Form 10-KSB.
        21(2)      List of Subsidiaries of the Company
       23.1(9)     Consent of Independent Public Accountants (Ehrhardt Keefe
                   Steiner & Hottman P.C.)

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

6 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.
7 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
8 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.
9    Filed herewith.

     (b) No Form 8-K was filed during the last quarter of year 2001.

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

                                 ORALABS HOLDING CORP.



                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    April 12, 2002


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                     Date
          ---------                          -----                     ----

   /s/ Gary H. Schlatter            Director, President,          April 12, 2002
  -----------------------------     Chief Executive Officer
       Gary H. Schlatter


   /s/ Michael I. Friess            Director, Secretary           April 12, 2002
  -----------------------------
       Michael I. Friess


   /s/ Allen R. Goldstone                  Director               April 12, 2002
  -----------------------------
       Allen R. Goldstone


  /s/ Robert C. Gust                       Director               April 12, 2002
  -----------------------------
      Robert C. Gust

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2001




                                Table of Contents
                                -----------------


                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-1

Consolidated Financial Statements

Consolidated Balance Sheet                                                 F-2

Consolidated Statements of Income                                          F-3

Consolidated Statement of Changes in Stockholders' Equity                  F-4

Consolidated Statements of Cash Flows                                      F-5

Notes to Consolidated Financial Statements                                 F-6

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
OraLabs Holding Corp. and Subsidiaries
Englewood, CO


We have audited the accompanying consolidated balance sheet of OraLabs Holding Corp. and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraLabs Holding Corp. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



                                      /s/  Ehrhardt Keefe Steiner & Hottman PC
                                           -----------------------------------
                                           Ehrhardt Keefe Steiner & Hottman PC

March 9, 2002
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES


                           Consolidated Balance Sheet
                                December 31, 2001


                                     Assets

Current assets
     Cash                                                             $2,273,838
     Accounts receivable, net of allowance
      for doubtful accounts of $174,349                                1,937,625
     Inventories                                                       1,719,870
     Deferred tax asset                                                  223,780
     Prepaid expenses                                                    156,184
     Deposits                                                            298,807
                                                                      ----------
        Total current assets                                           6,610,104
                                                                      ----------

Non-current assets
     Property and equipment, net                                       1,270,708
     Deferred tax asset                                                   44,993
                                                                      ----------
        Total non-current assets                                       1,315,701
                                                                      ----------

Total assets                                                          $7,925,805
                                                                      ==========

                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable - trade                                         $  645,567
     Accrued liabilities                                                 378,120
     Reserve for returns                                                 425,597
     Income taxes payable                                                182,227
                                                                      ----------
        Total current liabilities                                      1,631,511
                                                                      ----------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.001 par value,
      1,000,000 authorized; none issued and outstanding                     --
     Common stock, $.001 par value;
      100,000,000 shares authorized; 9,160,755 issued
      and outstanding                                                      9,160
     Additional paid-in capital                                        1,216,905
     Retained earnings                                                 5,068,229
                                                                      ----------
        Total stockholders' equity                                     6,294,294
                                                                      ----------

Total liabilities and stockholders' equity                            $7,925,805
                                                                      ==========

                 See notes to consolidated financial statements.


                               ORALABS HOLDING CORP. AND SUBSIDIARIES


                                  Consolidated Statements of Income

                                                                       For the Years Ended
                                                                            December 31,
                                                                            ------------
                                                                    2001                     2000
                                                                    ----                     ----

Product sales                                                  $ 15,412,235              $ 13,885,423
Cost of goods sold                                                9,259,104                 8,144,531
                                                               ------------              ------------
        Gross profit                                              6,153,131                 5,740,892
                                                               ------------              ------------

Operating expenses
     Engineering                                                    267,932                   271,062
     Selling and marketing                                        2,037,906                 1,561,606
     General and administrative                                   2,191,022                 1,710,615
     Other                                                           17,738                    24,412
                                                               ------------              ------------
        Total operating expenses                                  4,514,598                 3,567,695
                                                               ------------              ------------

Income from operations                                            1,638,533                 2,173,197
                                                               ------------              ------------

Other income
     Interest and other income                                      131,563                   143,732
     Gain on sale of investment                                     751,935                    (2,824)
                                                               ------------              ------------
                                                                    883,498                   140,908
                                                               ------------              ------------
Income before income taxes                                        2,522,031                 2,314,105
                                                               ------------              ------------
Income tax (expense) benefit
     Current                                                     (1,101,230)               (1,043,881)
     Deferred                                                        59,257                    89,346
                                                               ------------              ------------
                                                                 (1,041,973)                 (954,535)
                                                               ------------              ------------

Net income                                                     $  1,480,058              $  1,359,570
                                                               ============              ============

Basic weighted average common shares outstanding                  9,160,755                 9,160,755
                                                               ============              ============

Basic income per common share                                  $       0.16              $       0.15
                                                               ============              ============

Diluted weighted average common shares outstanding                9,286,650                 9,227,555
                                                               ============              ============

Diluted income per common share                                $       0.16              $       0.15
                                                               ============              ============

                            See notes to consolidated financial statements.






                                             ORALABS HOLDING CORP. AND SUBSIDIARIES


                                      Consolidated Statement of Changes in Stockholders' Equity
                                            For the Years Ended December 31, 2001 and 2000




                                       Preferred Stock            Common Stock        Additional                    Total
                                       ---------------            ------------         Paid-in       Retained    Stockholders'
                                     Shares       Amount      Shares       Amount      Capital       Earnings      Equity
                                     ------       ------      ------       ------      -------       --------      ------

Balance - December 31, 1999              --     $     --     9,160,755   $    9,160   $1,216,905    $2,228,601   $3,454,666

Net income                               --           --           --           --           --      1,359,570    1,359,570
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance - December 31, 2000              --           --      9,160,755        9,160    1,216,905    3,588,171    4,814,236

Net income                               --           --           --           --           --      1,480,058    1,480,058
                                   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Balance - December 31, 2001              --     $     --      9,160,755   $    9,160   $1,216,905   $5,068,229   $6,294,294
                                   ==========   ==========   ==========   ==========   ==========   ==========   ==========




                                          See notes to consolidated financial statements.



                                    ORALABS HOLDING CORP. AND SUBSIDIARIES


                                     Consolidated Statements of Cash Flows


                                                                        For the Years Ended
                                                                           December 31,
                                                                           ------------
                                                                    2001                     2000
                                                                    ----                     ----
Cash flows from operating activities
   Net income                                                   $ 1,480,058               $ 1,359,570
                                                                -----------               -----------
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation                                                   334,915                   194,193
     Deferred tax asset                                             (59,257)                  (89,345)
     Loss on sale of assets                                          12,689                     2,824
     Gain on sale of investments                                   (763,000)                     --
     Changes in assets and liabilities
        Accounts receivable - trade                                 529,589                  (937,382)
        Inventories                                                  55,361                   (15,940)
        Prepaid expenses                                             68,472                   (88,599)
        Accounts payable - trade                                 (1,010,277)                  903,762
        Accrued liabilities                                         (45,262)                  146,417
        Reserve for returns                                         (48,142)                  148,942
        Income taxes payable                                       (272,245)                  371,487
                                                                -----------               -----------
                                                                 (1,197,157)                  636,359
                                                                -----------               -----------
        Net cash provided by operating activities                   282,901                 1,995,929
                                                                -----------               -----------

Cash flows from investing activities
   Purchase of property and equipment                              (714,477)                 (574,393)
   Proceeds from sale of property and equipment                      11,350                    12,000
   Deposits                                                        (167,808)                   19,001
   Proceeds from sale of investment                               1,025,000                      --
   Broker commissions paid on sale of investment                   (262,000)                     --
                                                                -----------               -----------
        Net cash used in investing activities                      (107,935)                 (543,392)
                                                                -----------               -----------

Net increase in cash                                                174,966                 1,452,537

Cash - beginning of year                                          2,098,872                   646,335
                                                                -----------               -----------

Cash - end of year                                              $ 2,273,838               $ 2,098,872
                                                                ===========               ===========


Supplemental disclosure of cash flow information

Cash paid for:                          Income taxes

       2001                             $        1,373,475
       2000                             $          633,583



                              See notes to consolidated financial statements.

                                                 F-5


Note 1 - Description of Business and Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

OraLabs Holding Corp. and Subsidiaries, (the Company), was formed in June 1997. SSI Capital Corp. (SSI) a New York Corporation was incorporated on January 30, 1981. Effective August 22, 1997, SSI was merged into the Company and the outstanding shares of SSI were converted to shares of the Company on one-for-two basis. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the one-for-two reduction in shares outstanding.

OraLabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of the Company.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $2,254,672.

Inventories
-----------

Inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost or market, determined using the average cost method.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 5 to 7 years, and the related lease terms for leasehold improvements.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Revenue Recognition
-------------------

The Company recognizes revenue in accordance with the criteria set forth in SFAS
48. Revenue is recognized as product is shipped net of estimated returns. The Company allows returns for defective product and records an estimate of these returns based on historical operations and experience.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Reclassifications
-----------------

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Advertising Costs
-----------------

The Company expenses advertising costs as incurred.

Advertising expenses were as follows:

          For the Year Ended December 31,
          -------------------------------

                      2001                                  $      116,690
                      2000                                  $      186,506

Research and Development Costs
------------------------------

Expenditures made for research and development are charged to expense as incurred. Total research and development costs of $26,321 and $13,014 for December 31, 2001 and 2000, respectively, were expensed in operations.

Basic and Diluted Earnings Per Common Share
-------------------------------------------

In accordance with FAS 128, basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options.

Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations "and "Goodwill and other Intangible Assets". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after January 1, 2001. As allowed under Statement 142, the Company will reclassify to goodwill certain recognized intangible assets that do not meet the criteria for recognition apart from goodwill. The Company also, as allowed under Statement 142, will no longer amortize goodwill. Goodwill will be tested for impairment at the time of adoption and on an annual basis. These statements are not expected to have an effect on net income for the Company.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2001 because of the relatively short maturity of these instruments.

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

Note 2 - Balance Sheet Disclosures
----------------------------------

Inventories are summarized as follows:
                                                                    December 31,
                                                                        2001
                                                                        ----

Raw materials                                                       $ 1,334,831
Work in process and finished goods                                      385,039
                                                                    -----------
                                                                    $ 1,719,870
                                                                    ===========
Property and equipment consist of the following:

                                                                    December 31,
                                                                        2001
                                                                        ----

Machinery and equipment                                             $ 1,513,386
Leasehold improvements                                                  595,701
                                                                    -----------
                                                                      2,109,087
Less accumulated depreciation                                          (838,379)
                                                                    -----------
                                                                    $ 1,270,708
                                                                    ===========

Note 3 - Line-of-Credit
-----------------------

The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2002. As of December 31, 2001, the Company had available the entire $1,000,000 unused line-of-credit. The interest rate at December 31, 2001 was 3.75% per annum to be adjusted periodically based on 1.0% under the banks prime rate. The line-of-credit is collateralized by a first lien on all of the Company's business assets.


Note 4 - Income Taxes
---------------------

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized.

Note 4 - Income Taxes
---------------------

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following:

                                                                    December 31,
                                                                        2001
                                                                        ----

Current deferred tax asset                                            $223,780
Current deferred tax liability                                            --
                                                                      --------

   Net current deferred tax asset                                     $223,780
                                                                      ========

Long-term deferred tax asset                                          $ 44,993
Long-term deferred tax liability                                          --
                                                                      --------

   Net long-term deferred tax asset                                   $ 44,993
                                                                      ========

Temporary differences giving rise to asignificant portion of deferred tax assets are as follows:
                                                                    December 31,
                                                                        2001
                                                                        ----

Reserve for returns                                                   $158,748
Allowance for doubtful accounts                                         65,032
Differences related to depreciation                                     44,993
                                                                      --------
                                                                      $268,773
                                                                      ========

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                                                          For the Years Ended
                                                             December 31,
                                                             ------------
                                                         2001            2000
                                                         ----            ----

Income tax expense at the statutory rate               $  857,491     $  786,796

Change resulting from:
         State and local income taxes,
         net of federal income tax                        121,686        106,448
         Non deductible expenses                            1,836          1,125
         Other                                             60,960         60,166
                                                       ----------     ----------
                                                       $1,041,973     $  954,535
                                                       ==========     ==========

Note 5 - Commitments and Contingencies
--------------------------------------


Related Party Operating Leases
------------------------------

The Company leases office and manufacturing facilities under separate operating leases for buildings owned or controlled by the Company's president. These leases expire between 2003 and 2005. At December 31, 2001, total rent payments on all leases were approximately $22,000 per month.

Rent expense for these leases was:

                           Year Ending December 31,

                                     2001                      $   229,800
                                     2000                      $   194,242

Future minimum lease payments under these leases are approximately as follows:

                           Year Ending December 31,
                                     2002                      $   223,800
                                     2003                          159,900
                                     2004                           96,000
                                     2005                           64,000
                                                               -----------
                                                               $   543,700
                                                               ===========

Litigation
----------

In the normal course of business, the Company is party to litigation from time to time. The Company believes that resolution of such litigation will not have a material adverse effect on the Company.


Deposit
-------

At December 31, 2001, the Company had deposits of approximately $299,000 for orders of production equipment.


Purchase Commitments
--------------------

The Company had open purchase order commitments of approximately $263,000 at December 31, 2001.

Note 6 - Stockholders' Equity
-----------------------------

Stock Options
-------------

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $1.00 per share. The options vest on an annual basis. As of December 31, 2001, the Company had 436,800 incentive options outstanding under this plan, each with an exercise price of $1.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2001, the Company had 80,000 options outstanding under this plan with exercise prices ranging from $1.00 to $4.25.

The following table presents the activity for options outstanding:

                                                                   Weighted
                                                  Incentive         Average
                                                    Stock           Exercise
                                                   Options           Price
                                                   -------           -----

Outstanding - December 31, 1999                     527,800          $1.08
         Granted                                     25,000           1.25
         Forfeited/canceled                            --             --
         Exercised                                     --             --
                                                   --------          -----

Outstanding - December 31, 2000                     552,800           1.09
         Granted                                     15,000           2.38
         Forfeited/canceled                         (51,000)          1.00
         Exercised                                     --             --
                                                   --------          -----

Outstanding - December 31, 2001                     516,800          $1.14
                                                   ========          =====

The following table presents the composition of options outstanding and exercisable:


                                     Options Outstanding                                 Options Exercisable
                                     -------------------                                 -------------------
      Range of Exercise Prices     Number           Price*            Life*            Number            Price*
      ------------------------     ------           ------            -----            ------            ------
         $1.00                        456,800  $         1.00              6.20           404,200   $         1.00
         $1.01 - $2.00                 25,000            1.20              4.40             6,250             1.20
         $2.01 - $3.00                 25,000            2.43              3.60             5,000             2.50
         $4.25                         10,000            4.25              2.50             7,500             4.25
                                  -----------  --------------    --------------   ---------------   --------------

Total - December 31, 2001             516,800  $         1.14              6.10           422,950   $         1.08
                                  ===========  ==============    ==============   ===============   ==============

*Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

-----------------------------------------

Stock Options (continued)
-------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net income and basic income per common share would have been changed to the pro forma amounts indicated below:

                                                      For the Years Ended
                                                          December 31,
                                                          ------------
                                                    2001                 2000
                                                    ----                 ----

Net income - as reported                         $  1,480,058       $  1,359,570
Net income - pro forma                           $  1,456,049       $  1,341,395
Basic income per common share - as reported      $       0.16       $       0.15
Basic income per common share - pro forma        $       0.16       $       0.15



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                         For the Years Ended
                                                            December 31,
                                                            ------------
                                                         2001          2000
                                                         ----          ----

Approximate risk free rate                                5%          5.50%
Average expected life                                  5 years       5 years
Dividend yield                                            0%            0%
Volatility                                               92%           73%

Estimated fair value of total options granted          $24,009       $18,175

Note 7 - Income Per Share
-------------------------

The following table sets forth the computation for basic and diluted earnings per share:

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                            ------------
                                                                                       2001              2000
                                                                                       ----              ----

   Numerator for basic earnings per share                                         $     1,480,058   $     1,359,570
                                                                                  ===============   ===============

   Numerator for diluted income per common share                                  $     1,480,058   $     1,359,570
                                                                                  ===============   ===============


    Denominator for basic earnings per share - weighted average shares            $     9,160,755   $     9,160,755
    Effect of dilutive securities - options                                               125,895            66,800
                                                                                  ---------------   ---------------
    Denominator for diluted earnings per share - adjusted weighted average shares       9,286,650         9,227,555
                                                                                  ===============   ===============

Diluted income per common share                                                   $          0.16   $          0.15
                                                                                  ===============   ===============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 8 - Major Customers
------------------------

The Company had one major customer that accounted for net sales of approximately $1,600,000 and $1,300,000 during the year ended December 31, 2001 and December 31, 2000, respectively. Approximately $25,000 was due from this customer at December 31, 2001. One customer accounted for net sales of approximately $1,700,000, during the year ended December 31, 2000.


Note 9 - Export Sales
---------------------

All of the Company's business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments. Export sales for the years ended December 31, 2001 and 2000 were $1,814,297 or 12% and $1,441,035 or 10% of product sales, respectively.

Note 10 - Other Income
----------------------

During 1999, the Company was a party to a transaction in which it was paid a fee of $500,000 and a minority stock ownership position in an unaffiliated entity, of which 25% (after expenses) was paid to Creative Business, LLC ("CBS"), a company owned by a board member, in consideration for brokerage services performed by CBS. After its split and expenses, the Company received approximately $340,000. The stock ownership included a 5% preferred and 5% common stock position in the unaffiliated company, of which the Company is obligated to give CBS a 25% share (i.e., 1.25%) of any distributions. No value had been attributable to the small minority interest due to the uncertainty of future realization. In February 2001, the Company sold its minority interest for $1,025,000 and incurred $262,000 of expenses associated with the sale.


Note 11 - Significant Fourth Quarter Adjustments
------------------------------------------------

In the fourth quarter for the year ended December 31, 2001, the Company made the following adjustments to the financial statements: The Company wrote-off accounts receivable balances of approximately $190,000 related primarily to the fourth quarter bankruptcy of one of its customers. In addition, the Company increased its allowance for doubtful accounts net of fourth quarter write-offs by approximately $115,000.

The Company also recorded an adjustment to write-off obsolete inventory of approximately $125,000.

Finally, the Company made a decision to decrease its allowance for returns by approximately $116,000.

These adjustments do not have a significant effect on the Company's previously reported quarterly earnings.

                                  EXHIBIT INDEX

  Exhibit
    No.       Description
    ---       -----------

   23.1 Consent of Independent Public Accountants (Ehrhardt Keefe Steiner & Hottman P.C.)