Form 10QSB
period 2002-03-31
ORALABS HOLDING CORP
filed 2002-05-15
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2002

                                       or

[] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.


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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2002 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure
Format (check one) |_| Yes |X| No

                                Table of Contents


Part I.     Financial Information
  Item 1.   Financial Statement                                           Page
                                                                          ----

         Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
           And December 31, 2001...............................................2

         Consolidated Statements of Income Three Months Ended
           March 31, 2002 and 2001(Unaudited)..................................3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2001 Through March  31, 2002 (Unaudited)...............4

         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2002 and 2001(Unaudited)..................................5

         Notes to Consolidated Financial Statements..........................6-7

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations......................................8-9

Part II.  Other Information................................................10-11


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

 ====================================================================================================
                                                                    March 31, 2002  December 31, 2001
                                                                       Unaudited
 ----------------------------------------------------------------------------------------------------

Assets
 Current Assets
    Cash and cash equivalents                                          2,365,049       $2,273,838
    Accounts receivable, net of allowance for doubtful accounts of
       $98,330 and $174,349, respectively                              2,357,591        1,937,625
    Inventory                                                          1,763,277        1,719,870
    Deferred Tax Asset                                                   223,780          223,780
    Prepaid expenses                                                     238,525          156,184
    Deposits                                                              75,691          298,807
                                                                      ----------       ----------
         Total Current Assets                                          7,023,913        6,610,104

Property and equipment, net                                            1,319,502        1,270,708
Deferred Tax Asset                                                        44,993           44,993
                                                                      ----------       ----------
Total Assets                                                           8,388,408        7,925,805
                                                                      ==========       ==========

Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable - Trade                                           469,943          645,567
      Accrued liabilities                                                457,448          378,120
      Reserve for Returns                                                395,410          425,597
      Income taxes payable                                               400,442          182,227
                                                                      ----------       ----------

          Total current liabilities                                    1,723,243        1,631,511

Total liabilities                                                      1,723,243        1,631,511
                                                                      ----------       ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods             9,160            9,160
Additional paid -in capital                                            1,216,905        1,216,905
Retained Earnings                                                      5,439,100        5,068,229
                                                                      ----------       ----------
 Total stockholders' equity                                            6,665,165        6,294,294
                                                                      ----------       ----------

Total liabilities and stockholders' equity                            $8,388,408        7,925,805
                                                                      ==========       ==========


=====================================================================================================


                 See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                        Consolidated Statements of Income
              Three Months ended March 31, 2002 and March 31, 2001


                                    Unaudited
================================================================================
                                                          Three Months Ended
                                                        03/31/02       03/31/01
-------------------------------------------------------=========================
Revenues:
  Product sales                                        $3,926,612     $4,759,844
                                                       ----------     ----------
Total Revenues                                          3,926,612      4,759,844
                                                       ----------     ----------
   Cost of Sales                                        2,350,644      2,456,606
                                                       ----------     ----------
Gross profit                                            1,575,968      2,303,238
                                                       ----------     ----------
Operating Expenses:
  Engineering                                             102,076         98,800
  Selling and marketing costs                             450,675        534,777
  General and administrative                              455,066        430,505
  Other                                                     9,291          5,106
                                                       ----------     ----------
Total operating expenses                                1,017,108      1,069,188
                                                       ----------     ----------

Net Operating Income                                      558,860      1,234,050


Other Income (expense)
   Interest and other income                               31,088        805,777
                                                       ----------     ----------
Total other income (expense)                               31,088        805,777
                                                       ----------     ----------

Net income before provision for income taxes              589,948      2,039,827

Provision for  income taxes
   Current                                                219,077        757,490
   Deferred                                                    --             --
                                                       ----------     ----------
                                                          219,077        757,490
                                                       ----------     ----------

Net Income                                             $  370,871     $1,282,337
                                                       ==========     ==========


Basic income per common share                          $      .04     $      .14
                                                       ==========     ==========
Weighted average shares outstanding                     9,160,755      9,160,755
                                                       ==========     ==========
Diluted income per share                               $     0.04     $      .13
                                                       ==========     ==========
Diluted weighted average shares outstanding             9,234,880      9,636,964
                                                       ==========     ==========

                 See Notes to Consolidated Financial Statements




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                    For the Three months ended March 31, 2002
                                    Unaudited

====================================================================================================================================
                                Preferred    Stock          Common      Stock     Addl. Paid-In     Retained
                                 Shares      Amount         Shares      Amount       Capital        Earnings          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2001                                  9,160,755     $9,160      $1,216,905      $5,068,229      $6,294,294


Net Income                                                                                             370,871         370,871
                               ---------------------------------------------------------------------------------------------------
Balance at March 31, 2002                                 9,160,755     $9,160      $1,216,905      $5,439,100      $6,665,165
===================================================================================================================================

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES


                  Consolidated Statements of Cash Flow For the
                   Three months ended March 31, 2002 and 2001
                                    Unaudited


=========================================================================================================
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    2002          2001
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                        $  370,871   $1,282,337
                                                                                  ----------   ----------
Adjustments to reconcile net income to net cash provided by (used in) operating activities
 Depreciation                                                                         93,403       65,920
 Deferred Taxes
 Stock issued for services
 Changes in assets and liabilities:
 Other current assets                                                                140,775     (214,571)
 Accounts receivable                                                                (419,966)    (216,440)
 Inventory                                                                           (43,407)     127,103
 Accounts payable                                                                   (190,074)     188,860
 Accrued expenses                                                                     75,161      101,254
 Reserve for returns                                                                 (30,187)      51,085
 Income taxes payable                                                                236,832      500,490

                                                                                   ---------     --------
Net cash provided by operating activities                                            233,408    1,886,038
                                                                                   ---------     --------

Cash from investing activities
  Investment in property and equipment                                              (142,197)    (161,235)
                                                                                   ---------   ----------
  Net Cash (used in) investing activities                                           (142,197)    (161,235)
                                                                                   ---------   ----------

Net Increase in cash and cash equivalents                                             91,211    1,724,803
Cash and cash equivalents, beginning of the period                                 2,273,838    2,098,872
                                                                                   ---------   ----------
Cash and cash equivalents, end of the period                                      $2,365,049   $3,823,675
                                                                                  ==========   ==========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes was $0 (2002) and $265,000 (2001)



                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2001(the "2001Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

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

Note 2 - Property and Equipment
-------------------------------
Property and equipment consisted of the following:

Machinery and equipment:
------------------------
============================================================================
                                                             March 31, 2002
----------------------------------------------------------------------------

Machinery and equipment                                        $1,596,500
Leasehold Improvements                                            654,784
                                                               ----------
                                                                2,251,284
                                                               ----------
Less accumulated depreciation                                    (931,782)
                                                               ----------
                                                               $1,319,502
                                                               ==========


Note 3 - Line-of-Credit
-----------------------
The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2002. As of March 31, 2002, the Company had available the entire $1,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2002 is $395,410.

                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share
--------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:


 For the Quarter Ended March 31, 2002
==================================================================================================================
                                                            Income                Shares
                                                          (Numerator)         (Denominator)          Per Share Amt
------------------------------------------------------------------------------------------------------------------
Net Income                                                  $370,871


Basic EPS
   Weighted average beginning shares outstanding                                 9,160,755

                                                          --------------------------------
Income available to stockholders                            $370,871             9,160,755                     $.04
                                                                                           ========================

Effect of Dilutive Common Stock Options                                             74,125


Diluted EPS
    Income available to common stockholders plus assumed

                                                          ---------------------------------------------------------
       Plus assumed conversions                             $370,871             9,234,880                     $.04
                                                          =========================================================



===================================================================================================================



For the Quarter Ended March 31, 2001
===================================================================================================================
                                                            Income               Shares
                                                          (Numerator)         (Denominator)          Per Share Amt
-------------------------------------------------------------------------------------------------------------------

Net Income                                                $ 1,282,337

Basic EPS
   Weighted average beginning shares outstanding                                 9,160,755
   Weighted average options shares issued
   Weighted average shares issued for services



                                                          --------------------------------
Income available to stockholders                          $ 1,282,337            9,160,755                    $.14
                                                                                           ========================

Effect of Dilutive Common Stock Options                                            476,209

Diluted EPS
    Income available to common stockholders plus assumed
                                                          ---------------------------------------------------------
       Plus assumed conversions                           $ 1,282,337           9,636,964                     $.13
                                                          =========================================================


===================================================================================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2002. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the period ending March 31, 2002 as compared with the period ending March 31, 2001.

Product sales decreased $833,231 or 18%. This was due to a combination of decreases of sales for lip balm, sours and breath fresheners, and nutritional supplements of approximately $360,000, $360,000 and $145,000 respectively. Lip balm sales were slowed by loss of revenues in connection with Kmart Corporation's bankruptcy, sours and breath fresheners had large orders held over to second quarter. Some of the nutritional supplement products became unprofitable and the Company chose to drop those brands. The brands remaining had slower sales. Please refer to the trends section below for a more detailed explanation.

Gross profit decreased $727,270. As a percentage of sales gross profit decreased from 48% to 40%. The first quarter of 2001 had higher than normal gross profit substantially because of higher selling prices and volume for lip balm packaged in the traditional sticks and sold at retail in the more economical loose counter display as opposed to in the more costly blister packed product. The first quarter of 2002 gross profit of 40% is more in line with the annual gross profit margin of 40% for the year 2001 and the annual gross profit margin 41% for the year 2000.

Selling and marketing decreased $84,102. The decrease can be substantially attributed to the decrease in product sales because a decrease in marketing commissions directly related to the decrease in product sales.

Interest and Other Income decreased $774,689. This was almost entirely due to the one-time transaction in the first quarter of 2001in which the Company sold its entire minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income decreased by $911,466, or 71% as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, decreased from 26% to 14%.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2002 Compared to
--------------------------------------------------------------------------------
December 31, 2001.
-------------------

At March 31, 2002, the Company had $2,365,049 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

The Company generated $233,408 of cash flows from operating activities for the quarter ended March 31, 2002 versus $1,886,038 for the quarter ended March 31, 2001. This decrease in cash flow from operating activities was primarily due to changes in various working capital items, higher operating income for the quarter ended March 31, 2001 and the gain on the sale of our minority interest in the company that owned Pecos Pharmaceuticals for the quarter ended March 31, 2001.

Accounts receivable increased $419,966 net of allowance for doubtful accounts. This is substantially due to timing of receivables due shortly after the end of the first quarter for 2002.

Inventory increased $43,407. The modest increase in Inventory can be substantially attributed to an increase of work in process manufactured for anticipated orders. Work in process may substantially increase in the second quarter of 2002 as the Company builds inventory for the anticipated higher sales volume of the third and fourth quarters.

Prepaid expenses increased $82,341. This increase was substantially due to Company insurance premiums paid in advance for the year 2002.

Deposits decreased $223,116. The decrease is substantially due to a deposit on raw materials being produced abroad specifically for the Company was made in the fourth quarter of 2001 and subsequently used to pay for the raw materials when received in the first quarter of 2002.

Accounts payable decreased $175,624. This is substantially due to the timing of invoices and payments to high volume vendors, which had the effect of the Company holding larger balances at the end of 2001 as compared to the end of first quarter 2002 on its Trade payables.

Accrued liabilities increased $79,328. This can be attributed to increases in reserves for commissions of approx. $30,000 and for payroll and bonuses totaling approx. $50,000. The reserve is for commissions against accounts receivable, which are adjusted by customer receipts.

Reserve for returns decreased $30,187. This decrease is the net result of reducing the allowance from 3.5% to 2.75% of sales and the difference in sales dollars applied to the allowance. The sales dollars are for the twelve months through the end of the accounting period and the allowance percentage is based on management analysis of historical and anticipated returns.

Income tax payable increased $218,215. This increase can be substantially attributed to the tax liability accrued in the fourth quarter of 2001 that is not due to be paid until the second quarter of 2002.

Retained earnings increased $370,871 as a result of net income.

Trends. Lip balm revenues declined to $3,103,684 in the first quarter of 2002 as compared to $3,462,620 in the first quarter of 2001, or a 10% decrease. Kmart Corporation's bankruptcy filing negatively impacted revenues in the first quarter. Although revenues should increase from Kmart throughout the current year, the Company does not expect it to reach levels obtained in year 2001. As a whole in this category, the second quarter should maintain levels similar to that of 2001, while new packaging and anticipated expanded distribution to existing customers gives optimism that there will be growth in this category in the third and fourth quarters of year 2002.

The sour drops and breath fresheners showed a significant decline, as the combined revenues were $577,690 in the first quarter of 2002 as compared to $954,539 in the first quarter of 2001, or a 38% decrease. Although overall sales were slower than the comparable quarter of year 2001, some large orders (approximately $300,000) were carried over from the first quarter of 2002. Delayed shipments could cause adverse effects with a key customer, although improvements in projections and automation may help future sales. This category continues to be small relative to the lip balm category, and with additional pressure from new sour and breath products, the popularity of our established brands will be challenged, making it difficult for the Company to project revenues for this year.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $159,571 in the first quarter of 2002 as compared to $304,008 in the first quarter of 2001, or a 48% decrease. The Company has discontinued Healthy Bears(TM) and Dreanalean(TM), while Cheat & Lean(R) and 5-HTP continue to produce steady revenue. The other brands, Glucosamine + MSM, MSM, and Breast Plus(TM), have not produced significant revenue and the future of these brands is uncertain. We do not anticipate revenues in this category on a quarterly basis to grow or decline significantly throughout year 2002 from the first quarter of this year.

The Company revenues from international business were $301,624 in the first quarter of 2002 as compared to $412,429 in the first quarter of 2001, or a 27% decrease. The Company has experienced adverse effects from unsettled markets internationally, but has been proactive in building relationships in several key areas giving the Company optimism for future growth. We anticipate consistent revenue from our distributors in Canada and Europe and have prospective growth from South America and Asia through the course of year 2002.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 4%) of revenues and could be negatively impacted by inflation.

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


         Exhibit
         No.      Description
         -------  -----------
         4(1)           Specimen Certificate for Common Stock
         10.1(1)        1997 Stock Plan
         10.2(1)        1997 Non-Employee Directors' Option Plan
         10.3(2)        Amended and Restated Employment Agreement Between the
                        Company's Subsidiary and Gary Schlatter
         10.4(1)        Form of Stock Option Grant under 1997 Non-Employee
                        Directors' Option Plan
         10.5(i)(5)     Business Lease Between the Company's Subsidiary and
                       Gary Schlatter (September 1, 2000)
         10.5(ii)(6)    Amended Business Lease Between the Company's Subsidiary
                        and 2780 South Raritan, LLC effective October 15, 2000.
         10.6(3)        Agreement between the Company, Creative Business LLC and
                        Allen R. Goldstone dated August 24, 1999, as amended
         10.9(4)        Agreement (effective May 1, 2000 amending the Employment
                        Agreement listed above as Exhibit 10.3)
         11             No statement re: computation of per share earnings is
                        required since such computation can be clearly determined from the material contained in this Report on Form 10-QSB

1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.
4 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
6 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.

(b) The Company filed a Form 8-K on March 7, 2002, which disclosed in Item 5 of the Form ("Other Events") an additional aspect of the business of the Company. No financial statements were included in the filing.

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


DATED: May 15, 2002