Form 10QSB
period 2002-06-30
ORALABS HOLDING CORP
filed 2002-08-14
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

  |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2002


        or
|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.
        For the transition period from                    to
                                       ------------------     -----------------


                        Commission File Number: 000-23039
                        ---------------------------------

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

|_| Yes |_| No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2002 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information
  Item 1.   Financial Statement                                           Page
  -------   -------------------                                           ----


         Consolidated Balance Sheets as of June 30, 2002 (Unaudited)
           And December 31, 2001............................................2

         Consolidated Statements of Operations Three Months
           And Six Months Ended June 30, 2002 and 2001 (Unaudited)..........3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2001 Through June 30, 2002 (Unaudited)..............4

         Consolidated Statements of Cash Flows, Six Months Ended
           June 30, 2002 and 2001 (Unaudited)...............................5

         Notes to Consolidated Financial Statements.....................6 - 8

Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations..................................9 - 10

Part II. Other Information ...........................................11 - 13

Exhibit Index................................................................


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2002      December 31, 2001
                                                                                Unaudited
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                                   $2,480,015           $2,273,838
    Accounts receivable, net of allowance for doubtful accounts
     of $160,083 and $174,349, respectively                                      1,765,877            1,937,625
    Inventory                                                                    1,927,873            1,719,870
    Deferred income taxes                                                          223,780              223,780
    Prepaid expenses                                                               228,438              156,184
    Deposits                                                                        93,795              298,807
                                                                                ----------           ----------
        Total Current Assets                                                     6,719,778            6,610,104

Property and equipment at cost, net                                              1,302,567            1,270,708
Long Term Deferred Taxes                                                            44,493               44,993
                                                                                ----------           ----------

Total Assets                                                                     8,067,338            7,925,805
                                                                                ===============================


Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                             629,720              645,567
      Accrued liabilities                                                          445,271              378,120
      Reserve for Returns                                                          396,445              425,597
      Income taxes payable                                                          30,989              182,227
                                                                                ----------           ----------

          Total current liabilities                                              1,502,425            1,631,511

Long Term Liabilities
      Note Payable                                                                  49,722
                                                                                 ---------

          Total long term liabilities                                               49,722

Total liabilities                                                                1,552,147            1,631,511
                                                                                ----------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods                       9,160                9,160
Additional paid -in capital                                                      1,216,905            1,216,905
Retained Earnings                                                                5,289,126            5,068,229
                                                                                ----------           ----------
Total stockholders' equity                                                       6,515,191            6,294,294
                                                                                ----------           ----------

Total liabilities and stockholders' equity                                      $8,067,338            7,925,805
                                                                                ===============================

---------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
        Three Months and Six Months ended June 30, 2002 and June 30, 2001
                                    Unaudited

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                      06/30/02          06/30/01          06/30/02          06/30/01
---------------------------------------------------------------------------------------------------------------------

Revenues:
  Product sales                                      $3,002,563        $3,114,668        $6,929,175        $7,874,512
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        3,002,563         3,114,668         6,929,175         7,874,512
                                                     ----------        ----------        ----------        ----------
   Cost of Sales                                      2,289,599         1,656,549         4,640,243         4,113,155
                                                     ----------        ----------        ----------        ----------
Gross profit                                            712,964         1,458,119         2,288,932         3,761,357
                                                     ----------        ----------        ----------        ----------

Operating Expenses:
  Engineering                                            98,436            92,075           200,512           190,875
  Selling and marketing costs                           386,318           334,570           836,993           869,347
  General and administrative                            477,638           827,223           932,704         1,257,728

  Other                                                   9,471            10,384            18,762            15,490
                                                     ----------        ----------        ----------        ----------
Total operating expenses                                971,863         1,264,252         1,988,971         2,333,440
                                                     ----------        ----------        ----------        ----------

Net Operating Income                                   -258,899           193,867           299,961         1,427,917

Other Income (expense)
   Interest and other income                             16,972            20,448            48,060           826,225
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                             16,972            20,448            48,060           826,225
                                                     ----------        ----------        ----------        ----------

Net income before provision for income taxes           -241,927           214,315           348,021         2,254,142

Provision for  income taxes                             -91,953            79,586           127,124           837,076
                                                     ----------        ----------        ----------        ----------
                                                        -91,953            79,586           127,124           837,076
                                                     ----------        ----------        ----------        ----------


Net Income                                           $ -149,974        $  134,729        $  220,897        $1,417,066
                                                     ==========        ==========        ==========        ==========

Basic income per common share                        $     -.02        $      .01        $      .02        $      .15
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   9,160,755         9,160,755         9,160,755         9,160,755
                                                     ==========        ==========        ==========        ==========
Diluted income per share                             $     -.02        $      .01        $      .02        $      .15
                                                     ==========        ==========        ==========        ==========
Diluted weighted average shares outstanding           9,160,755         9,377,679         9,279,357         9,265,755
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                                         See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                     For the Six months ended June 30, 2002
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------------------
                                                  Stock        Common        Stock      Addl. Paid-In    Retained
                                   Preferred      Amount       Shares        Amount       Capital        Earnings       Total
                                    Shares
--------------------------------------------------------------------------------------------------------------------------------

Balance at Dec. 31, 2001                                      9,160,755      $9,160       $1,216,905    $5,068,229     $6,294,294

Net Income                                                                                                 220,897        220,897



                                 ------------------------------------------------------------------------------------------------
Balance at June 30, 2002
                                                              9,160,755      $9,160       $1,216,905    $5,289,126     $6,515,191
=================================================================================================================================

                                                  See Notes to Consolidated Financial Statements




                      ORALABS HOLDING CORP AND SUBSIDIARIES


                      Consolidated Statements of Cash Flow
                 For the Six months ended June 30, 2002 and 2001
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended  June 30
                                                                                            2002             2001
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                               $  220,897       $1,417,066
                                                                                         ----------       ----------
Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation                                                                               210,662          144,170
 Changes in assets and liabilities:
 Other current assets                                                                       132,758         -103,787
 Accounts receivable                                                                        171,748          315,565
 Inventory                                                                                 -208,003         -115,592
 Accounts payable                                                                           -13,316         -442,675
 Accrued expenses                                                                          -147,560           65,292
 Reserve for returns                                                                        -29,157           71,353
 Income taxes payable                                                                        63,478         -207,525
                                                                                         ----------       ----------
Net cash provided by operating activities                                                   180,610        1,143,867
                                                                                         ----------       ----------

Cash from investing activities
  Investment in property and equipment                                                     -195,330         -355,586
  Deposit                                                                                         0           58,798
                                                                                         ----------       ----------
    Net Cash used in investing activities                                                  -195,330         -296,788
                                                                                         ----------       ----------

Net increase in cash and cash equivalents                                                   206,177          847,079
Cash and cash equivalents, beginning of the period                                        2,273,838        2,098,872
                                                                                         ----------       ----------
Cash and cash equivalents, end of the period                                             $2,480,015       $2,945,951
                                                                                         ==========       ==========


Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $787,600 (2001) and $278,362 (2002)

   During the second quarter 2002, the Company obtained a vehicle through direct financing in the amount of $49,722.




--------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                                        5

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2001 (the "2001 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Note 2 - Property and Equipment
-------------------------------

Property and equipment consisted of the following:




                                  June 30, 2002
----------------------------------------------------------------------

Machinery and equipment                                     $1,681,919
Leasehold Improvements                                         669,689
                                              ------------------------
                                                             2,351,608
                                              ------------------------
Less accumulated depreciation                               (1,049,041)

                                              ------------------------
                                                            $1,302,567
                                              ========================



Note 3 - Line-of-Credit
-----------------------

The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2003. As of June 30, 2002, the Company had available the entire $1,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Long Term Debt
-----------------------

The Company entered into a no interest bearing long term note with a bank in the amount of $49,722. The note requires monthly principal payments of $1,381 and matures in April 2006.


Note 5 - Reserve for Returns and Allowances
--------------------------------------------

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30, 2002 is $396,445.

                     ORALABS HOLDING CORP AND SUBSIDIARIES


Note 6- Earnings Per Share
--------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Three Months Ended June 30, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)         (Denominator)       Per Share Amt
------------------------------------------------------------------------------------------------------------------------------

Net Income                                                            -$149,974

Basic EPS
   Weighted average beginning shares outstanding                                          9,160,755
                                                                 -----------------------------------

Income available to stockholders                                      -$149,974           9,160,755                    -$.02
                                                                 ===========================================================


For the Three Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)        Per Share Amt
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $134,729

Basic EPS
   Weighted average beginning shares outstanding                                          9,160,755

                                                                 ------------------------------------------------------------
Income available to stockholders                                        $134,729          9,160,755                      $.01
                                                                                                             ================


Effect of Dilutive Common Stock Options                                                     216,924

Diluted EPS
                                                                 -----------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                         $134,729           9,377,679                     $.01
                                                                 ===========================================================

----------------------------------------------------------------------------------------------------------------------------


                      ORALABS HOLDING CORP AND SUBSIDIARIES

 For the Six Months Ended June 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)         (Denominator)          Per Share Amt
--------------------------------------------------------------------------------------------------------------------------------

Net Income                                                            $220,897

Basic EPS
   Weighted average beginning shares outstanding                                           9,160,755
                                                                 -----------------------------------
Income available to stockholders                                      $220,897            9,160,755                     $.02
                                                                                                          =======================

Effect of Dilutive Common Stock Options                                                      118,602

Diluted EPS

                                                                 ----------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                       $220,897            9,279,357                     $.02
                                                                 ================================================================


---------------------------------------------------------------------------------------------------------------------------------



For the Six Months Ended June 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)          (Denominator)       Per Share Amt
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $1,417,066

Basic EPS
   Weighted average beginning shares outstanding                                             9,160,755


                                                                 -------------------------------------------
Income available to stockholders                                       $1,417,066              9,160,755                   $.15
                                                                                                              =================


Effect of Dilutive Common Stock Options                                                          105,000

Diluted EPS


                                                                 ---------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                        $1,417,066             9,265,755                   $.15
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

--------------------------------------------------------------------------------------------------------------------------------

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2002. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending June 30, 2002 as compared with the three month period ending June 30, 2001.

Product sales decreased $112,105 or 4%. Please refer to the Trends section for a detailed explanation.

Gross profit decreased $745,155. As a percentage of sales gross profit decreased from 47% to 24%. Three major factors have contributed to this significant decrease. First, second quarter sales were heavily concentrated in deep discount retailers that require low selling prices and more costly packaging. Secondly, revenues from Kmart Corporation have not increased much since its January bankruptcy; therefore, predetermined promotional costs have had a negative impact on gross profit. Additionally, as a way to remain competitive in the marketplace, the Company has provided value added products for lip balm while maintaining prices to its mass retail customers.

Selling and marketing increased $51,748. The increase can be substantially attributed to bad debt expense for write offs of aged receivables deemed uncollectible.

General and administrative expenses decreased $349,585. The Board granted a bonus to the President of the Company, in the amount of $350,000 in the second quarter of year 2001 and no bonus was granted in the second quarter of year 2002.

Net income for the second quarter of year 2001 was $134,729, but for the second quarter of 2002 the Company incurred a loss of $149,974, as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, for the second quarter of year 2001, was 6%, but for the second quarter of year 2002 the Company incurred a loss of 9% as a percentage of sales.

Results of Operations. For the six month period ending June 30, 2002 as compared with the six month period ending June 30, 2001.

Product sales decreased $945,337 or 12%. Please refer to the Trends section for a detailed explanation.

Gross profit decreased $1,472,425. As a percentage of sales gross profit decreased from 48% to 33%. This was caused by the fact that the first quarter of year 2001 was an exceptionally strong quarter (as we discussed in the Company's quarterly reports for the period ended March 31, 2002), and by the factors discussed above in the Results of Operations section for the second quarter of 2002.

General and administrative expenses decreased $325,024. The Board granted a bonus to the President of the Company, in the amount of $350,000 in second quarter of year 2001 and no bonus was granted in the second quarter of 2002.

Interest and Other Income decreased $778,165. This was almost entirely due to the one-time transaction in the first quarter of 2001 in which the Company sold its entire minority interest in a company.

Net income decreased by $1,196,169 or 84%, as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, decreased from 18% to 3%.

Liquidity and Capital Resources. Balance Sheet as of June 30, 2002 compared to December 31, 2001.

At June 30, 2002, the Company had $2,480,015 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

The Company generated $180,610 of cash flows from operating activities for the six months ended June 30, 2002 versus $1,143,867 for the six months ended June 30, 2001. This decrease in cash flow from operating activities was primarily due to changes in various working capital items, higher operating income for the six months ended June30, 2001 and the gain on the sale of our minority interest in a company for the quarter ended March 31, 2001.

Accounts receivable decreased $171,748. Reduced sales and write downs of aged receivables significantly contributed to the modest decrease in accounts receivable.

Inventory increased $208,003 due to the Company's commitment to carry higher inventory levels in an effort to support timely deliveries to customers.

Prepaid Expenses increased $72,254. This increase was substantially due to Company insurance premiums paid in advance for the year 2002.

Deposits decreased $205,012. The Company made a deposit in fourth quarter of 2001 for raw materials that was subsequently used to pay for the raw materials when received in the first quarter of 2002.

Accrued liabilities increased $67,151. This can be substantially attributed to payroll and bonuses earned in the second quarter to be paid in the third quarter of 2002.

Income taxes payable decreased $151,238. This decrease reflects tax payments made in excess of tax liabilities.

Retained earnings increased $220,897 as a result of net income.

Trends. Lip balm revenues declined to $5,345,271 in the first six months of 2002 as compared to $5,691,157 in the first six months of 2001, or a 6% decrease. Kmart Corporation's bankruptcy filing negatively impacted revenues in the first quarter, and while the Company expected sales to increase, revenues continued to be lower in the second quarter. The Company does not expect Kmart revenues to reach levels obtained in year 2001. Generally, the Company believes that updated packaging and anticipated expanded distribution to existing customers will result in growth in this category in the third and fourth quarters of year 2002. Additionally, the Company anticipates gross profit should increase with cost reduction efficiencies related to expected higher volumes and a more profitable product mix for the second half of year 2002.

Sales of sour drops and breath fresheners were $1,048,004 in the first six months of 2002 as compared to $1,669,863 in the first six months of 2001, or a 37% decrease, consistent with the decline sustained by the Company during the first quarter. There continues to be a significant amount of competitive pressure in the sour and breath products category. The popularity of our established brands is being challenged, making it difficult for the Company to estimate revenues for the remainder of this year.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $310,001 in the first six months of 2002 as compared to $682,222 in the first six months of 2001, or a 55% decrease. Cheat & Lean(R) and 5-HTP continue to produce steady revenue. The other brands, Glucosamine + MSM, MSM, and Breast Plus(TM), have not produced significant revenue and the future of these brands is uncertain. As is the case with our sour drops and breath fresheners, with additional pressure from competitors it is difficult for the Company to estimate revenues for the remainder of this year.

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

Item No. 2     Changes in Securities.  None.

Item No. 3.    Defaults Upon Senior Securities.  None.

Item No. 4.    Submission of Matters to a Vote of Security Holders. On May 22,
               2002, the annual meeting of stockholders of the Company was held at the Company's headquarters in Englewood, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were re-elected. The voting was as follows: Gary H.
               Schlatter 8,533,192 for, 1,205 against, 11,530 abstain;
               Michael I. Friess 8,533,062 for, 1,335 against, 11,530 abstain;
               Allen R. Goldstone 8,533,187 for, 1,210 against, 11,530 abstain;
               Robert C. Gust 8,533,149 for, 1,248 against, 11,530 abstain.
               There were no broker non-votes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending
               December 31, 2002, there were 8,534,587 votes in favor, 10,480 against and 860 abstentions. There were no broker non-votes.

Item No. 5.    Other Information. None.

Item No. 6.    Exhibits and Reports on Form 8-K.

 (a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



Exhibit
No.      Description
-------  -----------
4(1)           Specimen Certificate for Common Stock
10.1(1)        1997 Stock Plan
10.2(1)        1997 Non-Employee Directors' Option Plan
10.3(2)        Amended and Restated Employment Agreement Between the
               Company's Subsidiary and Gary Schlatter
10.4(1)        Form of Stock Option Grant under 1997 Non-Employee Directors'
               Option Plan
10.5(i)(5)     Business Lease Between the Company's Subsidiary and
               Gary Schlatter (September 1, 2000)
10.5(ii)(6)    Amended Business Lease Between the Company's Subsidiary
               and 2780 South Raritan, LLC effective October 15, 2000.
10.6(3)        Agreement between the Company, Creative Business LLC and
               Allen R. Goldstone dated August 24, 1999, as amended
10.9(4)        Agreement (effective May 1, 2000 amending the Employment
               Agreement listed above as Exhibit 10.3)
11             No statement re: computation of per share earnings is
               required since such computation can be clearly determined from the material contained in this Report on Form
               10-QSB
99.1(7)        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
99.2(7)        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan

1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1999.
4 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
6 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.
7 Filed herewith.

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

                              ORALABS HOLDING CORP.





By:  /s/ Gary Schlatter
     ---------------------------------------------
     Gary Schlatter, President



By:  /s/ Emile Jordan
     ---------------------------------------------
     Emile Jordan, Chief Financial Officer,
     Chief Operating Officer



DATED: August 14, 2002

                                  Exhibit Index



Exhibit
No.      Description
-------  -----------
99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OraLabs Holding Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Gary H. Schlatter, Chief Executive Officer of the Company, certify, pursuant to 18 USC ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                      /s/ Gary H. Schlatter
                                      ------------------------------------------
                                      Gary H. Schlatter, Chief Executive Officer





Dated 08/14/02

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OraLabs Holding Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Emile Jordan, Chief Financial Officer of the Company, certify, pursuant to 18 USC ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Emile Jordan
                                        ----------------------------------------
                                        Emile Jordan, Chief Financial Officer