Form 10QSB
period 2002-09-30
ORALABS HOLDING CORP
filed 2002-11-19
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2002
                                       or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        For the transition period from to

                        Commission File Number: 000-23039

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

As of September 30, 2002 Issuer had 9,160,755 shares of common stock, $.001
Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                Table of Contents
                                -----------------

Part I.      Financial Information
  Item 1.   Financial Statements                                           Page
                                                                           ----

         Consolidated Balance Sheets as of September 30, 2002
           (Unaudited) And December 31, 2001.................................2

         Consolidated Statements of Operations Three Months
           And Nine Months Ended September 30, 2002  and 2001
          (Unaudited)........................................................3

         Consolidated Statement of Stockholders' Equity from
          December 31, 2001 Through September 30, 2002  (Unaudited)..........4

         Consolidated Statements of Cash Flows, Nine Months Ended
           September 30, 2002  and 2001 (Unaudited)..........................5

         Notes to Consolidated Financial Statements......................6 - 8

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations..................................9 -10

  Item 3.   Controls and Procedures.........................................11


Part II.     Other Information ..........................................12-17


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

=======================================================================================================
                                                                          September 30,    December 31,
                                                                              2002            2001
                                                                            Unaudited
-------------------------------------------------------------------------------------------------------

Assets
Current Assets
    Cash and cash equivalents                                              $2,683,298      $2,273,838
    Accounts receivable, net of allowance for doubtful accounts of
    $110,735 and 184,169, respectively                                      1,665,569       1,937,625
    Inventory                                                               1,743,874       1,719,870
    Deferred income taxes                                                     223,780         223,780
    Prepaid expenses                                                          151,234         156,184
    Deposits                                                                  296,411         298,807
                                                                           ----------      ----------
        Total Current Assets                                                6,764,166       6,610,104

Property and equipment at cost, net                                         1,232,224       1,270,708

Long Term Deferred Taxes                                                       44,993          44,993

Total Assets                                                                8,041,383       7,925,805
                                                                           ==========      ==========

Liabilities and Stockholders' Equity


Current Liabilities

      Accounts Payable                                                        316,535         645,567
      Accrued liabilities                                                     461,577         378,120
      Reserve for Returns                                                     392,814         425,597
      Income taxes payable                                                    104,180         182,227
                                                                           ----------      ----------

          Total current liabilities                                         1,275,106       1,631,511

Long Term Liabilities                                                          43,047

Total liabilities                                                           1,318,153       1,631,511
                                                                           ----------      ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 25,000,000 shares authorized, 9,160,755
   issued and outstanding at the end of both periods                            9,160           9,160
Additional paid in capital                                                  1,216,905       1,216,905
Retained Earnings                                                           5,497,165       5,068,229
                                                                           ----------      ----------
Total stockholders' equity                                                  6,723,230       6,294,294
                                                                           ----------      ----------

Total liabilities and stockholders' equity                                 $8,041,383      $7,925,805
                                                                           ==========      ==========


=======================================================================================================

                 See Notes to Consolidated Financial Statements







                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
  Three Months and Nine Months ended September 30, 2002 and September 30, 2001
                                    Unaudited

====================================================================================================
                                                   Three Months Ended           Nine Months Ended
                                                 09/30/02      09/30/01      09/30/02      09/30/01
-----------------------------------------------=====================================================
Revenues:
  Product sales                                $ 3,452,786   $ 3,499,435   $10,381,963   $11,373,947
                                               -----------   -----------   -----------   -----------
Total Revenues                                   3,452,786     3,499,435    10,381,963    11,373,947
                                               -----------   -----------   -----------   -----------
   Cost of Sales                                 2,231,573     2,342,717     6,871,820     6,455,872
                                               -----------   -----------   -----------   -----------
Gross profit                                     1,221,213     1,156,718     3,510,143     4,918,075
                                               -----------   -----------   -----------   -----------
Operating Expenses:
  Engineering                                       96,530        97,638       297,042       288,513
  Selling and marketing costs                      389,025       340,270     1,226,018     1,209,617
  General and administrative                       469,703       470,110     1,402,407     1,727,838
  Other                                              1,805           633        20,567        16,123
                                               -----------   -----------   -----------   -----------
Total operating expenses                           957,063       908,651     2,946,034     3,242,091
                                               -----------   -----------   -----------   -----------

Net Operating Income                               264,150       248,067       564,109     1,675,984
Other Income (expense)
   Interest and other income                        17,082        24,459        65,142       850,684
                                               -----------   -----------   -----------   -----------
Total other income (expense)                        17,082        24,459        65,142       850,684
                                               -----------   -----------   -----------   -----------

Net income before provision for income taxes       281,232       272,526       629,251     2,526,668


Provision for  income taxes
   Current                                          73,192       65,398       200,315       902,474
                                               -----------   -----------   -----------   -----------
   Deferred                                           ---         ---           ---           ---
                                               -----------   -----------   -----------   -----------

Net Income                                     $   208,040   $   207,128   $   428,936   $1,624,194
                                               ===========   ===========   ===========   ===========

Basic income per common share                  $       .02   $       .02   $       .05   $       .18
                                               ===========   ===========   ===========   ===========
Weighted average shares outstanding              9,160,755     9,160,755     9,160,755     9,160,755
                                               ===========   ===========   ===========   ===========
Diluted income per share                       $       .02   $       .02   $       .05   $       .17
                                               ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding      9,072,233     9,280,513     9,196,101    9,289,719
                                               ===========   ===========   ===========   ===========


====================================================================================================


                 See Notes to Consolidated Financial Statements








                                           ORALABS HOLDING CORP AND SUBSIDIARIES

                                      Consolidated Statement of Stockholders' Equity
                                       For the Nine months ended September 30, 2002
                                                         Unaudited

==========================================================================================================================
                                                                                         Addl.
                                  Preferred     Stock        Common       Stock         Paid-In     Retained
                                   Shares       Amount       Shares       Amount        Capital     Earnings      Total
------------------------------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at Dec. 31, 2001                                    9,160,755   $     9,160   $1,216,905   $5,068,229   $6,294,294


Net Income                                                                                            428,936      428,936

                                 ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at September 30,
2002                                                        9,160,755   $     9,160   $1,216,905   $5,497,165   $6,723,230
==========================================================================================================================


                                      See Notes to Consolidated Financial Statements


                                     ORALABS HOLDING CORP AND SUBSIDIARIES


                                     Consolidated Statements of Cash Flow For
                             the Nine months ended September 30, 2002 and 2001
                                                   Unaudited

================================================================================================================
                                                                                                Nine
                                                                                      Months Ended September 30
                                                                                         2002           2001
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                            $  428,936     $1,624,194
                                                                                      ----------     ----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
 Depreciation                                                                            317,019        230,993
 Deferred Taxes                                                                                           8,546
 Changes in assets and liabilities:
 Other current assets                                                                      7,346       ( 90,038)
 Accounts receivable                                                                     272,056         324,819
 Prepaid taxes                                                                                         ( 33,979)
 Inventory                                                                              ( 24,004)      (129,457)
 Accounts payable                                                                       (329,032)      (971,659)
 Accrued expenses                                                                         83,457      ( 39,939)
 Reserve for returns                                                                    ( 32,783)         47,633
 Income taxes payable                                                                   ( 78,047)      (445,568)
                                                                                      ----------     ----------
Net cash (used in) provided by operating activities                                      644,948       525,545
                                                                                      ----------     ----------
Cash from investing activities
  Investment in property and equipment                                                  (231,344)      (525,690)
  Deposit                                                                                               51,711
                                                                                      ----------     ----------
  Net Cash (used in) investing activities                                               (231,344)      (473,979)
                                                                                      ----------     ----------
Cash flows from financing activities
   Payments on Long Term Debt                                                            (4,144)              0
                                                                                      ----------     ----------
Net cash (used in) provided by financing activities                                      (4,144)              0
                                                                                      ----------     ----------

Net Increase (decrease) in cash and cash equivalents                                     409,460         51,566
Cash and cash equivalents, beginning of the period                                     2,273,838      2,098,872
                                                                                      ----------     ----------
Cash and cash equivalents, end of the period                                          $2,683,298     $2,150,438
                                                                                      ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $278,362 (for 2002) and $1,083,100 (2001)

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

Note 2 - Property and Equipment

Property and equipment consisted of the following:

Machinery and equipment:
------------------------

===================================================================
                                                 September 30, 2002
-------------------------------------------------------------------

Machinery and equipment                                  $1,705,596
Leasehold Improvements                                      682,026
                                                         ----------
                                                          2,387,622
                                                         ----------
Less accumulated depreciation                            (1,155,398)
                                                         ----------
                                                         $1,232,224
                                                         ==========



Note 3 - Line-of-Credit

The Company has a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2003. As of September 30, 2002, the Company had available the entire $1,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Reserve for Returns and Allowances

The Company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30, 2002 and September 30, 2001 is $392,814 and $521,372 respectively.

                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

For the Three Months Ended September 30, 2002
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)
Per Share Amt
------------------------------------------------------------------------------------------------------

Net Income                                             $ 208,040

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ---------         ---------
Income available to stockholders                       $ 208,040         9,160,755          $      .02
                                                                                            ==========

Effect of Dilutive Common Stock Options

Diluted EPS
                                                       ---------         ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $ 208,040         9,160,755          $      .02
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
                                                       (Numerator) (Denominator)
Per Share Amt
------------------------------------------------------------------------------------------------------

Net Income                                             $ 207,128

Basic EPS
    Weighted average beginning shares outstanding                        9,160,755

                                                       ---------         ---------
Income available to stockholders                       $ 207,128         9,160,755          $     .02
                                                                                            =========

Effect of Dilutive Common Stock Options                                    119,758

Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $ 207,128         9,280,513          $     .02
                                                       =========         =========          =========


=====================================================================================================




                      ORALABS HOLDING CORP AND SUBSIDIARIES


 For the Nine Months Ended September 30, 2002
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)
Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $ 428,936

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ----------        ---------
Income available to stockholders                       $ 428,936         9,160,755          $      .05
                                                                                            ==========

Effect of Dilutive Common Stock Options                                     37,615

Diluted EPS
                                                       ----------        ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $ 428,936         9,198,370          $      .05
                                                       ==========        =========          ==========


======================================================================================================


For the Nine Months Ended September 30, 2001
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)
Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $1,624,194

Basic EPS
    Weighted average beginning shares outstanding                        9,160,755
                                                       ---------         ---------
Income available to stockholders                       $1,624,194        9,160,755          $     .18
                                                                                            =========

Effect of Dilutive Common Stock Options                                    128,964

Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $1,624,194        9,289,719        $      .17
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


======================================================================================================


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2002. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending September 30, 2002 as compared with the three month period ending September 30, 2001.

Product sales decreased $46,649 or 1%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $64,495. As a percentage of sales gross profit increased from 33% to 35%. The cost of materials went down as a percentage of sales due to a slightly more profitable mix of products being sold in the third quarter of 2002.

Selling and marketing increased $48,755. This can be attributed to a combination of modest increases in several areas, consisting of increased staffing, higher outside broker commissions, higher trade show expense and increased reserve for inside sales commissions.

Net income increased by $912 or less than 1% as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, increased from 7% to 8%.

Results of Operations. For the nine month period ending September 30, 2002 as compared with the nine month period ending September 30, 2001.

Product sales decreased $991,984 or 10%. Please refer to the Trends section for a detailed explanation.

Gross profit decreased $1,407,931. As a percentage of sales gross profit decreased from 43% to 34%. Although the three month period showed an increase in gross profit the decrease for the nine month period is as was stated in the June 30, 2002 10-QSB due to three major factors. First, second quarter sales were heavily concentrated in deep discount retailers that require low selling prices and more costly packaging. Secondly, revenues from Kmart Corporation have not increased much since its January bankruptcy; therefore, predetermined promotional costs have had a negative impact on gross profit. Additionally, as a way to remain competitive in the marketplace, the Company has provided value added products for lip balm while maintaining prices to its mass retail customers.

General and administrative expenses decreased approximately $325,431. The Board granted a bonus to the President of the Company in the amount of $350,000 in the second quarter of year 2001, and no bonus was granted in the second quarter of year 2002.

Interest and Other Income decreased $785,542. This was almost entirely due to the one-time transaction in the first quarter of 2001 in which the Company sold its entire minority interest in a company.

Net income decreased by $1,195,258 or 74 % as explained by the above activities. As a percentage of sales net operating income, which excludes Interest, Other Income and Income taxes, decreased from 15% to 5%.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2002 compared to December 31, 2001.

At September 30, 2002, the Company had $2,683,298 of cash and its current ratio was approximately 5 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

The Company generated $644,948 of cash flows from operating activities for the nine months ended September 30, 2002 versus $525,545 for the nine months ended September 30, 2001. Also investment in property and equipment was significantly less with $231,344 for the nine months ended September 30, 2002 versus $525,690 for the nine months ended September 30, 2001.

Accounts receivable decreased $272,056. Reduced sales and write downs of aged receivables significantly contributed to the decrease in accounts receivable.

Accounts payable decreased $329,032. This is substantially due to the timing of invoices and payments to high volume vendors, which had the effect of the Company holding larger balances at the end of 2001 as compared to the end of third quarter 2002 on its Trade payables.

Accrued liabilities increased $83,457. This can be substantially attributed to payroll earned in the third quarter to be paid in the fourth quarter of 2002.

Income taxes payable decreased $78,047. This decrease reflects tax payments made in excess of tax liabilities.

Retained earnings increased $428,936 as a result of net income.

Trends. Lip balm revenues declined to $8,195,118 in the first nine months of 2002 as compared to $8,590,073 in the first nine months of 2001, or a 5% decrease. The Company believes that updated packaging and anticipated expanded distribution to existing customers will help the Company keep pace with the approximately $3,200,000 in lip balm revenues of fourth quarter 2001 and possibly result in growth in this category in the fourth quarter of year 2002. Additionally, the Company anticipates gross profit should increase in the fourth quarter as it did in the third quarter with cost reduction efficiencies related to expected higher volumes and a more profitable product mix.

Sales of sour drops and breath fresheners were $1,852,210 in the first nine months of 2002 as compared to $2,052,468 in the first nine months of 2001, or a 15% decrease. Although the percentage decrease was less than the 37% decrease applicable to the first two quarters of 2002 compared to the same period in 2001, this category remains difficult to predict. There continues to be a significant amount of competitive pressure in the sour and breath products category. The popularity of our established brands is being challenged, making it difficult for the Company to estimate revenues for the remainder of this year.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $434,632 in the first nine months of 2002 as compared to $821,336 in the first nine months of 2001, or a 47% decrease. Cheat & Lean(R) and 5-HTP continue to produce steady revenue. As stated in the June 30, 2002 10-QSB, "The other brands, Glucosamine + MSM, MSM, and Breast Plus(TM), have not produced significant revenue and the future of these brands is uncertain. As is the case with our sour drops and breath fresheners, with additional pressure from competitors it is difficult for the Company to estimate revenues for the remainder of this year."

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

                         Item 3. Controls and Procedures


Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.


Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

7 Filed herewith.

(b) There was one report on Form 8-K filed during the quarter reported upon in this report, which was filed on August 28, 2002.

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

                              ORALABS HOLDING CORP.


                             By:  /s/ Gary Schlatter
                                ---------------------------------------------
                                      Gary Schlatter, President


                             By:  /s/ Emile Jordan
                                ---------------------------------------------
                                      Emile Jordan, Chief Financial Officer,
                                      Chief Operating Officer


DATED: November 19, 2002

CERTIFICATIONS
I, Gary H. Schlatter/Emile R. Jordan certify that:
1. I have reviewed this quarterly report on Form 10-QSB of OraLabs Holding
Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002                     /s/ Gary H. Schlatter
                                            President
                                            /s/ Emile R. Jordan
                                            Chief Financial Officer

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

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OraLabs Holding Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Gary H. Schlatter, Chief Executive Officer of the Company, certify, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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


Dated 11/19/02

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OraLabs Holding Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Emile Jordan, Chief Financial Officer of the Company, certify, pursuant to 18 USC
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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