Form 10QSB/A
period 2002-09-30
ORALABS HOLDING CORP
filed 2002-11-20
CIK 1044577

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

                        For the transition period from to

                        Commission File Number: 000-23039

                              ORALABS HOLDING CORP.

        (Exact name of small business issuer as specified in its charter)


            Colorado                                              14-1623047
 ------------------------------                               -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 2901 South Tejon, Englewood, Colorado                         80110
---------------------------------------                       --------
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

                 See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
  Three Months and Nine Months ended September 30, 2002 and September 30, 2001
                                    Unaudited

====================================================================================================
                                                   Three Months Ended           Nine Months Ended
                                                 09/30/02      09/30/01      09/30/02      09/30/01
-----------------------------------------------=====================================================
Revenues:
  Product sales                                $ 3,452,786   $ 3,499,435   $10,381,963   $11,373,947
                                               -----------   -----------   -----------   -----------
Total Revenues                                   3,452,786     3,499,435    10,381,963    11,373,947
                                               -----------   -----------   -----------   -----------
   Cost of Sales                                 2,231,573     2,342,717     6,871,820     6,455,872
                                               -----------   -----------   -----------   -----------
Gross profit                                     1,221,213     1,156,718     3,510,143     4,918,075
                                               -----------   -----------   -----------   -----------
Operating Expenses:
  Engineering                                       96,530        97,638       297,042       288,513
  Selling and marketing costs                      389,025       340,270     1,226,018     1,209,617
  General and administrative                       469,703       470,110     1,402,407     1,727,838
  Other                                              1,805           633        20,567        16,123
                                               -----------   -----------   -----------   -----------
Total operating expenses                           957,063       908,651     2,946,034     3,242,091
                                               -----------   -----------   -----------   -----------

Net Operating Income                               264,150       248,067       564,109     1,675,984
Other Income (expense)
   Interest and other income                        17,082        24,459        65,142       850,684
                                               -----------   -----------   -----------   -----------
Total other income (expense)                        17,082        24,459        65,142       850,684
                                               -----------   -----------   -----------   -----------

Net income before provision for income taxes       281,232       272,526       629,251     2,526,668


Provision for  income taxes
   Current                                          73,192       65,398       200,315       902,474
                                               -----------   -----------   -----------   -----------
   Deferred                                           ---         ---           ---           ---
                                               -----------   -----------   -----------   -----------

Net Income                                     $   208,040   $   207,128   $   428,936   $1,624,194
                                               ===========   ===========   ===========   ===========

Basic income per common share                  $       .02   $       .02   $       .05   $       .18
                                               ===========   ===========   ===========   ===========
Weighted average shares outstanding              9,160,755     9,160,755     9,160,755     9,160,755
                                               ===========   ===========   ===========   ===========
Diluted income per share                       $       .02   $       .02   $       .05   $       .17
                                               ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding      9,160,755     9,280,513     9,198,370    9,289,719
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
                                                                                      ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid for income taxes was $278,362 (for 2002) and $1,083,100 (2001)

During the second quarter 2002, the Company obtained a vehicle through a capitalized lease in the amount of $49,722.


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


======================================================================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2002 . Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending September 30, 2002 as compared with the three month period ending September 30, 2001 .

Product sales decreased $46,649 or 1%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $64,495. As a percentage of sales gross profit increased from 33% to 35%. The cost of materials went down as a percentage of sales due to a slightly more profitable mix of products being sold in the third quarter of 2002.

Selling and marketing increased $48,755. This can be attributed to a combination of modest increases in several areas, consisting of increased staffing, higher outside broker commissions, higher trade show expense and increased inside sales commissions.

Net income increased by $912 or less than 1% as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, increased from 7% to 8%.

Results of Operations. For the nine month period ending September 30, 2002 as compared with the nine month period ending September 30, 2001 .

Product sales decreased $991,984 or 10%. Please refer to the Trends section for a detailed explanation.

Gross profit decreased $1,407,931. As a percentage of sales gross profit decreased from 43% to 34%. Although the three month period showed an increase in gross profit the decrease for the nine month period is as was stated in the June 30, 2002 10-QSB due to three major factors. First, second quarter sales were heavily concentrated in deep discount retailers that require low selling prices and more costly packaging. Secondly, revenues from Kmart Corporation have not increased much since its January bankruptcy; therefore, related promotional costs have had a negative impact on gross profit. Additionally, as a way to remain competitive in the marketplace, the Company has provided value added products for lip balm while maintaining prices to its mass retail customers.

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

(b) There was one report on Form 8-K filed during the quarter reported upon in this report. The Form 8-K was filed on August 28, 2002 and concerned a notification from NASDAQ that the Company was not in compliance with NASDAQ's rule 4310 (c) (4) that requires a minimum bid price of $1.00 for its listed shares. The Company until February 24, 2003 to regain compliance, as more fully described in the Form 8-K. 12

                                   SIGNATURES

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