Form 10KSB
period 2002-12-31
ORALABS HOLDING CORP
filed 2003-04-15
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2003

     |_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to

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

                    Common Shares, par value $0.001 per share
                                (Title of class)

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {x}

State issuer's revenues for its most recent fiscal year: $14,149,099

As of March 31, 2003, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date was approximately $1,138,879.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003, there were 9,160,755 shares of common stock outstanding.

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 29, 2003 (the "2003 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):

                                    Yes   No X
                                    ----------

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

The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. In 1992 , in order to expand the product line, the Subsidiary's developed what became known as its flagship product , Ice Drops(R),. Ice Drops area breath drop product sold in a small plastic bottle and introduced as an alternative to breath sprays and candy breath mints.

In 1999 the Company introduced its own brands of lip balm in traditional twist stick containers. The brands currently being marketed consist of Essential Lip Moisture(TM), Lip Naturals(TM), Chap Ice(R) and Lip Rageous (R). These brands are sold in traditional twist up containers and the Company's patented mini-container, which was introduced in 1996. The Company also sells lip balms and glosses in unique new containers and hopes to be able to continue to distinguish itself from competition by innovative packaging.

The nutritional supplement brands continue to contribute less than 10 % of the Company's revenues. The Company is not planning any material changes to this part of the business.

In addition, the Company from time to time contacts persons involved in corporate finance matters to determine if there are businesses interested in a merger or other acquisition of or combination with the Company.

Business of the Company.

Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in more than 50,000 domestic retail outlets as well as more than 35 foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops and sprays under the brand name Ice Drops(R), as well as Sour Zone(TM) brand sour drops and sour sprays; lip balm products under the names Ice Drops(R), Lip Rageous(R), Chap Ice(R), Lip Naturals(TM), Lip Rageous Glitters(TM) and Essential Lip Moisture(TM) as well as private label names; nutritional supplement and related products consisting of, 5-HTP, Glucosamine + MSM, Breast Plus(TM), and Cheat & Lean(TM).

In general, the Company's distribution still covers the same markets that it always has. Sales to large retailers increased in year 2002, which were responsible for the majority of the revenues as well as the majority of the increase in promotional expenses incurred during the year. The Company believes that the lip balm category will continue to be the Company's primary business. The Company has established itself as a viable competitor in the lip balm business, deriving 82% of its revenue from this category. This is a category that the Company believes can resume a growth in sales. However, it is possible that competitive pressures could further erode margins and increase promotional costs and selling expenses for the Company.

The Company believes that nutritional supplement sales will remain less than 10% part of its overall revenue.

The sales of breath freshener have declined. However, this market remains very important and viable to the future of the Company. The Company's vast distribution network provides continual opportunities for sales of its breath freshening products.

The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products that fill niches. The price/value marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established. The Company is not planning any material changes to its nutritional supplement marketing plan.

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

Products Launched in 2002. The Company did not add any new brands in the year 2002. However, there were brand extensions with different types of innovative, creative packaging.

Competitive Business Conditions. Competition for all of the Company's products is very significant. 2002 brought an even higher level of competition from major branded competitors in the mass retail segment as well as competition in private label and contract manufacturing.

With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors. Most candy breath mint companies have introduced what are known as "power mints." This has hurt the sales of Ice Drops(R) Breath Freshener. Most of these mint brands now offer a breath freshener as powerful as Ice Drops(R). The newest entry in the breath freshening business is a breath strip, introduced by Listerine and by Wrigley. In some cases this has displaced many more traditional breath fresheners, including Ice Drops(R). The category appears to be growing so the Company expects that the field will become even more competitive.

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

With respect to nutrition products, competition in this industry is very broad based. Manufacturers and marketers include tiny start-ups, major drug manufacturers and Fortune 100 companies. The vast size makes it possible for many niche marketers as well as the major manufacturers to be successful, although there appears to be some consolidation within the industry. The retail environment is made up of mass retail customers and health food industry retailers. In addition, there are many multi-level marketers and direct sellers supplying nutritional supplements. The competition in this field has grown increasingly competitive as manufacturers are positioning for shelf space. Many retailers have cut back on product selection and on space allocated to nutritional supplements and vitamins due to slow sales. 2002 has brought about continued slower sales and more competition. It is also the Company's expectation that there will also be more and tighter regulation by the government in the future, making it more expensive to do business in this segment (see "Government Regulation" below).

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

Dependence upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, the Company had two major customers that accounted for approximately $1,800,000 and approximately $1,600,000 respectively, or 13% and 11%of net sales for the year 2002. The Company is always at risk of its customers filing for bankruptcy or liquidation. This has happened in the past and could happen again in the future.

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

Practices of the Company in the Industry. The Company's typical practices with respect to all of its products are to keep adequate inventory on hand for shipments within a two to three week period. The Company generally extends credit on purchases for a term of 30-90 days after shipment. The Company does not formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise. The Company estimates and records a reserve for returns upon sale. The Company also expects, as it is common practice in the industry, for retailers to take deductions for "un-saleable product", which are its products that have either been returned by a customer to the retailer or the packaging has somehow become un-saleable in the retailer's sole discretion. These deductions are usually more expensive to try to resolve than to simply accept the deduction, even if the Company does not agree.


Managing Growth. Growth in customer orders resulted in the Company experiencing shipping delays and loss of orders in certain cases. The Company has taken steps to handle orders more timely on a short-term basis by improving its systems and infrastructure. However, without larger facilities it is very doubtful the Company will see any growth in sales revenues or in net income. The Company continued to improve on its manufacturing and assembly processes through new automation and additional inventory controls; however, space considerations have curtailed certain inventory tracking improvements. The Company has expanded its utilization of vendors who provided local warehousing for raw materials heavily used by the Company, as well as used creative storage facilities such as trailers. The Company believes it is has reached a point of full capacity based on its current facilities and resources. The Company has restructured the procedures and administration of handling customer charge backs to its accounts receivable, giving management a more systematic approach to evaluating the profitability of its revenues. However, these systems still need improvement. These systems have required more time and resources than originally anticipated. The Company expects to have a material cost during 2003 in order to locate and facilitate a move to a larger facility. The ultimate expectation is that the Company will be in a better position to handle growth, in one facility, instead of the two that it currently occupies.

Government Regulation. The manufacturing, packaging, processing, formulation, labeling, advertising, distribution and sale of some of the Company's products are subject to regulation by one or more governmental agencies, the most active of which is the Food and Drug Administration ("FDA"), which regulates those products under the Federal Food, Drug, and Cosmetic Act ("FDCA") and regulations promulgated there under. These products are also subject to regulation by the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). The Company's activities are also regulated by various agencies of the states, localities and foreign countries to which the Company distributes its products and in which the Company's products are sold. The FDCA has been amended several times, including by the Nutrition Labeling and Education Act of 1990 ("NLEA") and the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). The NLEA established a requirement for the nutrition labeling of most foods including dietary supplements. The DSHEA introduced a new statutory framework governing the composition and labeling of dietary supplements.

The DSHEA provides a regulatory framework to ensure safe, quality, dietary supplements and to foster the dissemination of accurate information about such products. The DSHEA provides, in the Company's judgment, certain regulatory benefits for the nutritional supplement industry. Products defined as dietary supplements under the DSHEA are regulated similarly to food; so much of the special regulatory clearance is eliminated. In addition, claims about how a supplement affects the structure or function of the body may be made (although any statement made must also state that the product is not intended to diagnose, treat, cure or prevent any disease). Under DSHEA, the FDA is generally prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims are made that a product may diagnose, mitigate, treat, cure or prevent an illness, disease or malady, in which event the FDA may attach drug status to a product. An FDA Rule effective February 7, 2001 defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. The Rule establishes criteria for determining when a statement is a claim to diagnose, cure, mitigate, treat or prevent disease thereby making the product an unapproved new drug. That Rule has not had any material effect on the Company's existing products and the Company will comply with the provisions of the Rule for any new products.

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

In February 1997, the FDA issued a Proposed Rule entitled, "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes current, good manufacturing practices (i.e., "CGMPs") specific to dietary supplements and dietary supplement ingredients. This Proposed Rule, if finalized, would have required some of the quality control provisions contained in the CGMPs for drugs. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive CGMPs for the manufacturing, packing and holding of dietary supplements, to help reduce risks seen by the FDA that are associated with adulterated or misbranded dietary supplement products. The FDA is accepting public comments on the proposed CGMPs until June 11, 2003; final CGMPs will be promulgated after the FDA has reviewed the public comments. The minimum standards include requirements for the design and construction of physical plants that are intended to facilitate maintenance, cleaning, and proper manufacturing operations, for quality control procedures, for testing final product or incoming and in-process materials, for handling consumer complaints, and for maintaining records.

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

Costs and Expenses of Compliance With Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2003.

Number of Employees. The approximate number of employees hired by the Company as of the end of fiscal year 2002 was 164.

Item 2. Description of Property.

The Company's headquarters are located in an office-warehouse building of approximately 16,000 square feet located in Englewood, Colorado, which the Company leases from the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing facilities and a portion of its warehouse facilities. The Company's lease expires in August 2005, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. The Company also leases an additional approximate 22,800 square feet of warehouse space in a building located near the Company's headquarters, which is leased from an entity solely owned by the Company's President. The lease expires in June 2003, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions" incorporated by reference to the 2002 Definitive Proxy Statement.)

The Company is planning to move its facilities to a single location during the year 2003.

Item 3. Legal Proceedings.

There are no material legal proceedings involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 2001 and 2002. The source of such information is as reported by NASDAQ.



                                      Reported High Bid        Reported Low Bid
                                      -----------------        ----------------

First quarter, fiscal 2001                  $1.63                   $0.56
Second quarter, fiscal 2001                 $2.79                   $1.15
Third quarter, fiscal 2001                  $1.85                   $0.90
Fourth quarter, fiscal 2001                 $1.70                   $0.75
First quarter, fiscal 2002                  $1.25                   $1.01
Second quarter, fiscal 2002                 $1.28                   $0.97
Third quarter, fiscal 2002                  $1.06                   $0.51
Fourth quarter, fiscal 2002                 $0.75                   $0.46



The quotations reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not necessarily present actual transactions.

(ii) Recent Sales of Unregistered Securities. In May 2002, the Company issued 5,000 options to the three non-employee members of the board of directors of the Company, under the Company's 1997 Non-Employee Directors' Option Plan. The transactions were exempt from the registration requirements of the Act pursuant to Sections 4(6) and 4(2) of the Act. The options vest in four equal installments over a period of four years, each with an exercise price of $1.23 per share.

(b) As of March 31, 2003, there were approximately 895 record holders of the common stock of the Company.

(c) The Company has not paid any cash dividends and it is not intended that any cash dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Returns

Product is returned by customers for various reasons and the Company has estimated an allowance based upon the historical rates of these returns. The sales are recorded net of this allowance. This estimate is subject to judgment as the historical mix of products sold could vary from the future mix of products sold. In addition, the customer mix may change in the future.

Inventory obsolescence

As product mix shifts, the Company must identify any slow-moving and obsolete inventory it may have on hand. This inventory is reduced to its net realizable value based upon recent sales and similar transactions occurring in the open market. This inventory value is an estimate that is subject to changes in the open market such as demand and availability of product.

Results of Operations. For the period ending December 31, 2002 as compared with the period ending December 31, 2001.

Product sales decreased $1,263,136 or 8%. Sales of lip balm tins and combination packaged items grew significantly during 2002. Additionally, net sales increased due to decreases in stocking fees paid to major customers related to decreases in sales to these customers. These increases were offset by decreases in sales of remaining products primarily due to increased competition. The Company was also impacted by lower international sales due to unstable economic conditions abroad.

Cost of goods sold increased $411,525 and gross profit decreased $1,674,661 or 27%. As a percentage of sales, gross profit decreased from 40% to 32%, which was principally caused by increases of approximately $200,000 in materials and approximately $290,000 in cost of labor as product sales decreased. The higher costs reflect a change in product mix that resulted in increases in both the cost of materials and amount of labor associated with these products.

Engineering decreased $13,322 or 8%, reflecting a decrease in engineering salaries.

Selling and marketing decreased $466,547 or 23%. Bad debt declined approximately $270,000, primarily due to the large bad debt figure in 2001 from the Kmart Corporation bankruptcy. Sales and marketing commissions decreased approximately $90,000, as those costs related to the decline in product sales and gross profit. Advertising in trade magazines decreased approximately $92,000 as a result of a reduction in advertising vitamin supplements and lip balm advertising. This was replaced by higher quality in-store printed displays.

General and administrative expenses decreased $214,683 or 9%. In year 2001 a bonus of $350,000 was issued to the Company's President, and there was no bonus given in 2002. The Company incurred additional insurance costs in 2002 of approximately $70,000, as anticipated, as a result of higher rates throughout the industry. There were modest increases in depreciation, administration salaries, office expenses and research and development.

Interest and other income decreased $55,015. An increase in royalty income of approximately $19,000 from the sale of certain intellectual property and distribution assets was offset by a decrease in interest income of approximately $51,000 and the 2001 expense of writing off of an expired payable for approximately $28,000 from the merger consolidation with SSI in May of 1997.

Gain on sale of investment decreased $746,435. In year 2001 the Company sold its minority interest in a company that acquired ownership of Pecos Pharmaceuticals, a vendor of nutritional supplements.

Net income decreased by $1,048,127, or 71% as explained by the above activities. Additionally, as a percentage of sales, net operating income decreased from 11% to 5% as explained by the above activities.

Liquidity and Capital Resources.

At December 31, 2002, the Company had $2,677,607 of cash and its current ratio was approximately 5 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities was $554,102 consisting of the following items:

Accounts Receivable decreased $144,588 as receivables increased approximately $40,000 while allowances increased approximately $185,000 to allocate for pending promotional credits.

Inventory increased $283,673 as the Company carried approximately $142,000 more of raw materials being produced abroad; approximately $80,000 more in work in process; and approximately $50,000 more in cost of overhead allocated to inventory.

Deferred income tax asset increased $69,038. This is attributed to timing differences in the treatment of deductions for book verses tax income.

Accounts payable decreased $237,866. This is due to timing differences where trade payables were $237,865 higher at year end in 2001 than 2002 due to increased inventory shipments at year end 2002.

Accrued liabilities decreased $72,930. Reserves for sales commissions decreased approximately $39,000 as did payroll related accruals of approximately $34,000.

Reserve for returns increased $113,521. The Company booked an additional approximately $150,000 for a first quarter 2003 anticipated return. Otherwise lower sales would have reduced the allowance by approximately $36,000.

Income taxes payable increased $87,862. This is due to timing differences of income tax payments made.

Net cash used in investing activities was $138,113 consisting of the following items:

Deposits decreased $170,039 substantially as the result of a smaller deposit on raw materials being produced abroad specifically for the Company.

Property and Equipment decreased $35,815. In year 2002 machinery and equipment purchases were approximately $244,000; purchase of a Company vehicle for $31,500; and leasehold improvements of approximately $115,000, which were offset by depreciation on all machinery for approximately $309,000 and amortization of leasehold improvements for approximately $118,000.

Trends. Year 2002 was the first year since the inception in 1996 of lip balm products that the Company did not experience growth. The Company showed a decrease of 2% as lip balm revenues slipped to $11,569,418 in year 2002 from $11,799,540 in year 2001. Competition for retail shelf space in this category increased in 2002 and should continue to challenge the Company in 2003. Added value packaging for promotions in year 2002 will be augmented by more products and progressive packaging in year 2003. The Company plans to more than double its square footage for operations in third quarter of year 2003, which will allow for improvements in warehousing, staging of product, and segregation and movement of product through manufacturing processes. The Company expects growth in revenues and operating profits in 2003.

The sour drops and breath fresheners revenues were $1,995,759 in year 2002 compared to $2,617,693 in year 2001, or a 24% decrease, 40% in two years. Despite improved packaging and manufacturing capacity for these items the Company is reporting a significant decline in revenues for this category for the second year in a row. The Company has a well established base of customers with brand loyalty in this category, but with more marketing emphasis put on the much larger lip balm category, the potential for less revenue is more likely in year 2003. The Company is considering other product introductions that could help offset anticipated decreases. However it is uncertain that these product introductions will occur.

The nutritional supplements revenues were $536,941 in 2002 as compared to $835,653 in 2001, or a 36% decrease. Year 2003 may see a continued downward trend in this category.

The international business revenues were $1,298,565 in 2002 as compared to $1,814,297 for 2001, a 28% decrease. As anticipated, tightened credit policies and unstable conditions in international markets resulted in decreased revenues in 2002. Although the Company has maintained and expanded relationships with distributors in other countries through travel to international trade shows and face to face meetings, the continued unstable conditions leave the Company uncertain how this category will perform in year 2003.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 4%) of revenues in a category that is on a downward trend and could be negatively impacted by inflation.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2002, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

Competition. The businesses in which the Company is engaged are highly competitive and are engaged in to a large extent by companies which are substantially larger and have significantly greater resources than the Company. Although the Company believes that its branded products have achieved some measure of name recognition, to a large extent the Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget of the larger companies. If the Company were to be forced out of the large mass retailers by larger, better financed competitors, it would be reliant on smaller niche markets that the larger, better financed competitors are not interested in. The same situation applies to international business, where there are larger more dominant competitors that the Company must always deal with. The industries in which the Company competes in experience consolidations of competitors from time to time and the Company's business could be adversely affected by such activities. There can be no assurance that the Company will be able to compete successfully in the future. To respond to competition the Company created added value packaging for promotions that resulted in increased cost of goods sold. There is an increased effort by all competitors for shelf and counter space and the cost of product placement is increasing. There is no assurance that the Company will be able to maintain its shelf and counter presence in the future.

Managing Growth. The Company experienced a period of significant growth during fiscal years ended December 31, 1997 and 1996. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999, 2000, 2001 and could occur in the future. Such growth has placed, and could continue to place, a strain on the Company's management, customer service, manufacturing, sales and administrative personnel and other resources. In fact, the Company believes that the increase in its operating expenses and its lower gross margins, which both occurred during 2002, were partially the result of growth pains that the Company experienced. The Company experienced lower operating profit as a percentage of sales during 2002 and it is possible that this could reoccur. Also, the Company could be in a position where it grows and increases overhead, and then its sales slow down. The Company is planning to move to a single facility that will more than double its space, at a substantially increased overall cost. The excess overhead could negatively impact the Company's ability to earn a profit or cause it to lose money. The Company has experienced sales cycles that required it to add and delete additional shifts for manufacturing. This is expected to occur again in the future. The Company's ability to manage growth may require the Company to expand its operating, management, information and financial systems, all of which may increase its operating expenses or otherwise strain the Company's resources. If the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

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

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key personnel. In particular, the loss of the services of Gary Schlatter, its President and Chief Executive Officer, could have a material adverse effect on the operations of the Company. The Company's subsidiary has an employment agreement with Mr. Schlatter which expires on April 30, 2003, but it is expected to be extended. The Company's future success and growth also depends on its ability to continue to attract, motivate and retain highly qualified employees. There can be no assurance that the Company will be able to do so.

Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are regulated by the FDA. If the FDA were to conclude that any of the Company's products violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to OTC drugs and nutritional supplements do have an adverse impact upon the cost or methods of producing the products.

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

Dependence upon Significant Distributors and Retailers. The Company had two major customers that accounted for approximately $1,800,000 and $1,600,000 respectively, or 13% and 11% of net sales during the year ended December 31, 2002. The Company had over 1,000 purchasing customers in fiscal 2002 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced. The Company is always at risk for its customers filing for bankruptcy or liquidation. This has happened in the past and could happen again in the future. The Company still continues to do business with Kmart Corporation even though as of the date of this filing it remains in a Chapter 11 status. According to industry publications it is anticipated that Kmart Corporation should emerge from bankruptcy in April or May of 2003.

Dependence upon Third Party Suppliers. With respect to some of the Company's products, the product itself is formulated and supplied to the Company by third party vendors, and the Company then packages the products for sale. For other products, the Company provides some or all of the raw materials and a third party completes preparation of the product and/or its packaging. Should these relationships terminate, or should these parties are otherwise unable to perform their obligations on terms satisfactory to the Company, the Company would be required to establish relationships with substitute parties. Although the Company believes that it can do so and that raw materials are available at comparable prices from several suppliers, there can be no assurance that this will be the case, in which case there could be a material adverse effect upon the Company.

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

Unproven Markets for Certain of the Company's Products. The Company began selling its nutritional supplement products in 1998 and lip balm in 1996. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. The Company is competing against much larger and better established manufactures in their primary business, i.e. lip balm; it is possible that the Company could lose its position in the marketplace. Although the Company believes that there is a market for its products, it has limited knowledge and history with its products and therefore cannot be assured that the products will be continued to be accepted or competitive in the marketplace in the long term, or that if continually accepted, that part of the Company's business will be profitable.

Item 7. Financial Statements.

Financial Statements meeting the requirements specified in Item 7 of Form 10-KSB follow the signature page and are listed in Item 14 of this Annual Report on Form 10-KSB.

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



Name of                     Director or              Principal Occupation                Name and Business
Individual               Executive Officer               or Employment                     of Employer
----------               -----------------           ---------------------              ------------------
Gary H. Schlatter        Director and Executive      President of Company                Company
                         Officer

Allen R. Goldstone       Director                    Consultant                          Creative Business, LLC
                                                                                         Business Consulting Firm

Michael I. Friess        Director and Secretary      Attorney                            Michael Friess

Robert C. Gust           Director                    Partner                             Apogee Group LLC.

Emile Jordan             Executive Officer           Chief Financial Officer             Company



The balance of the information required for this Item is incorporated herein by reference to the 2003 Definitive Proxy Statement.

Item 10. Executive Compensation.

The information required for this item is incorporated herein by reference to the 2003 Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required for this item is incorporated herein by reference to the 2003 Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information required for this item is incorporated herein by reference to the 2003 Definitive Proxy Statement.

                                     PART IV

Item 13.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

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

Item 14. Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

      1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):

                     Independent Auditors' Report
                     Consolidated Balance Sheet - December 31, 2002 Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001
                     Consolidated Statement of Stockholders' Equity from
                      December 31, 2000 through December 31, 2002
                     Consolidated Statements of Cash Flows for the years ended
                      December 31, 2002 and 2001
                     Notes to Consolidated Financial Statements

        2. Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

      Exhibit
        No.                Description
        ---                -----------
      3.1(i)(1)    Articles of Incorporation
     3.1(ii)(2)    Amended and Restated Bylaws
     3.1(ii)(4)    Second Amended and Restated Bylaws
        4(2)       Specimen Certificate for Common Stock
       10.1(2)     1997 Stock Plan
       10.2(2)     1997 Non-Employee Directors' Option Plan
       10.3(3)     Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter
       10.4(2)     Stock Option Grant under 1997 Non-Employee Directors' Option Plan
       10.5(i)(5)  Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
     10.5(iii)(8)  Amended Business Lease between the Company's Subsidiary and
                   2780 South Raritan, LLC effective October 15, 2000.
       10.9(7)     Agreement (effective May 1, 2000, amending the Employment
                   Agreement listed above as Exhibit 10.3).
         11        No statement re: computation of per share earnings is
                   computation can be clearly
                   determined from the material contained in this Annual Report on Form 10-KSB.
        21(2)      List of Subsidiaries of the Company
       23.1(9)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner
                   & Hottman P.C.)
       99.1(9)     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H. Schlatter
       99.2(9)     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
------------------

                                     Page 12

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

     (b) A Form 8-K was filed on October 18, 2002.

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

                              ORALABS HOLDING CORP.





                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    April 15, 2003



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        Signature                          Title                     Date
        ---------                          -----                     ----

 /s/ Gary H. Schlatter            Director, President,          April 15, 2003
-----------------------------     Chief Executive Officer
     Gary H. Schlatter


 /s/ Michael I. Friess            Director, Secretary           April 15, 2003
-----------------------------
     Michael I. Friess


 /s/ Allen R. Goldstone                  Director               April 15, 2003
-----------------------------
     Allen R. Goldstone


/s/ Robert C. Gust                       Director               April 15, 2003
-----------------------------
    Robert C. Gust

CERTIFICATIONS

I, Gary H. Schlatter certify that:
1. I have reviewed this annual report on Form 10-KSB of OraLabs Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                                      /s/ Gary H. Schlatter
                                                              President

I, Emile Jordan certify that:
1. I have reviewed this annual report on Form 10-KSB of OraLabs Holding Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Acts Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003                                  /s/ Emile Jordan
                                                      Chief Financial Officer

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                                December 31, 2002

                     ORALABS HOLDING CORP. AND SUBSIDIARIES




                                Table of Contents


                                                                                                                       Page
                                                                                                                       ----
Independent Auditors' Report.............................................................................................1

Consolidated Financial Statements

         Consolidated Balance Sheet......................................................................................2

         Consolidated Statements of Income...............................................................................3

         Consolidated Statement of Changes in Stockholders' Equity.......................................................4

         Consolidated Statements of Cash Flows...........................................................................5

Notes to Consolidated Financial Statements...............................................................................6

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
Oralabs Holding Corp. and Subsidiaries
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of Oralabs Holding Corp. and Subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oralabs Holding Corp. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.



                                            Ehrhardt Keefe Steiner & Hottman PC

March 26, 2003
Denver, Colorado


                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2002

                                     Assets
Current assets
   Cash                                                                                                $         2,677,607
   Accounts receivable, net of allowance for doubtful accounts of $359,201                                       1,793,037
   Inventories                                                                                                   2,003,543
   Deferred tax asset                                                                                              305,428
   Prepaid expenses                                                                                                143,068
   Deposits                                                                                                        128,768
                                                                                                       -------------------
        Total current assets                                                                                     7,051,451
                                                                                                       -------------------

Non-current assets
   Property and equipment, net                                                                                   1,234,893
   Deferred tax asset                                                                                               32,383
                                                                                                       -------------------
        Total non-current assets                                                                                 1,267,276
                                                                                                       -------------------

Total assets                                                                                           $         8,318,727
                                                                                                       ===================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                                                            $           407,701
   Accrued liabilities                                                                                             305,190
   Reserve for returns                                                                                             539,118
   Income taxes payable                                                                                            270,089
   Current portion of long-term debt                                                                                22,349
                                                                                                       -------------------
        Total current liabilities                                                                                1,544,447
                                                                                                       -------------------

Non-current liabilities
   Long term debt, less current portion                                                                             48,055
                                                                                                       -------------------
        Total non-current liabilities                                                                               48,055
                                                                                                       -------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000 authorized; none issued and outstanding                                   -
   Common stock, $.001 par value; 100,000,000 shares authorized; 9,160,755 issued and outstanding                    9,160
   Additional paid-in capital                                                                                    1,216,905
   Retained earnings                                                                                             5,500,160
                                                                                                       -------------------
        Total stockholders' equity                                                                               6,726,225
                                                                                                       -------------------

Total liabilities and stockholders' equity                                                             $         8,318,727
                                                                                                       ===================

                    See notes to consolidated financial statements.




                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                                                               For the Years Ended
                                                                                                   December 31,
                                                                                             2002              2001
                                                                                  -------------------- -------------------
Product sales                                                                     $        14,149,099  $        15,412,235
Cost of goods sold                                                                          9,670,629            9,259,104
                                                                                  -------------------- -------------------
        Gross profit                                                                        4,478,470            6,153,131
                                                                                  -------------------- -------------------

Operating expenses
   Engineering                                                                                144,421              157,743
   Selling and marketing                                                                    1,571,359            2,037,906
   General and administrative                                                               2,086,528            2,301,211
   Other                                                                                       23,131               17,738
                                                                                  -------------------- -------------------
        Total operating expenses                                                            3,825,439            4,514,598
                                                                                  -------------------- -------------------

Income from operations                                                                        653,031            1,638,533
                                                                                  -------------------- -------------------

Other income
   Interest and other income                                                                   76,548              131,563
   Gain on sale of investment and other                                                         5,500              751,935
                                                                                  -------------------- -------------------
        Total other income                                                                     82,048              883,498
                                                                                  -------------------- -------------------

Income before income taxes                                                                    735,079            2,522,031
                                                                                  -------------------- -------------------

Income tax (expense) benefit
   Current                                                                                  (395,966)          (1,101,230)
   Deferred                                                                                    92,818               59,257
                                                                                  -------------------- -------------------
        Total income tax (expense) benefit                                                  (303,148)          (1,041,973)
                                                                                  -------------------- -------------------

Net income                                                                        $           431,931  $         1,480,058
                                                                                  ==================== ===================

Basic weighted average common shares outstanding                                            9,160,755            9,160,755
                                                                                  ==================== ===================

Basic income per common share                                                     $              0.05  $              0.16
                                                                                  ==================== ===================

Diluted weighted average common shares outstanding                                          9,160,755            9,286,650
                                                                                  ==================== ===================

Diluted income per common share                                                   $              0.05  $              0.16
                                                                                  ==================== ===================

                 See notes to consolidated financial statements.



                     ORALABS HOLDING CORP. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2002 and 2001


                                                                            Additional                           Total
                                                  Common Stock              Paid-in            Retained          Stockholders'
                                            Shares            Amount        Capital            Earnings          Equity
                                           ---------         --------       -----------        -----------       -----------
Balance - December 31, 2000                9,160,755        $   9,160       $ 1,216,905       $ 3,588,171       $ 4,814,236

Net income                                         -                -                 -         1,480,058         1,480,058
                                           ---------         --------       -----------        -----------       -----------

Balance - December 31, 2001                9,160,755            9,160         1,216,905          5,068,229         6,294,294

Net income                                         -                -                 -            431,931           431,931
                                           ---------         --------       -----------        -----------       -----------

Balance - December 31, 2002                9,160,755         $  9,160       $ 1,216,905        $ 5,500,160       $ 6,726,225
                                           =========         ========       ===========        ===========       ===========

                             See notes to consolidated financial statements.



                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                               For the Years Ended
                                                                                                   December 31,
                                                                                             2002                 2001
                                                                                          -----------         ------------
Cash flows from operating activities
   Net income                                                                             $   431,931         $  1,480,058
                                                                                          -----------         ------------
   Adjustments to reconcile net income to net cash provided by operating activities
     Depreciation                                                                             426,591              334,915
     Deferred tax asset                                                                      (69,038)             (59,257)
     Loss on sale of assets                                                                        -                12,689
     Gain on sale of investment and other                                                          -             (763,000)
     Changes in assets and liabilities
       Accounts receivable - trade                                                            144,588              529,589
       Inventories                                                                          (283,673)               55,361
       Prepaid expenses                                                                        13,116               68,472
       Accounts payable - trade                                                             (237,866)          (1,010,277)
       Accrued liabilities                                                                   (72,930)             (45,262)
       Reserve for returns                                                                    113,521             (48,142)
       Income taxes payable                                                                    87,862            (272,245)
                                                                                          -----------         ------------
                                                                                              122,171          (1,197,157)
                                                                                          -----------         ------------
        Net cash provided by operating activities                                             554,102              282,901
                                                                                          -----------         ------------

Cash flows from investing activities
   Purchase of property and equipment                                                       (308,152)            (714,477)
   Proceeds from sale of property and equipment                                                    -                11,350
   Deposits                                                                                   170,039            (167,808)
   Proceeds from sale of investment                                                                -             1,025,000
   Broker commissions paid on sale of investment                                                   -             (262,000)
                                                                                          -----------         ------------
        Net cash used in investing activities                                               (138,113)            (107,935)
                                                                                          -----------         ------------

Cash flows from financing activities
   Payments of principal on long-term debt                                                   (12,220)                   -
                                                                                          -----------         ------------
        Net cash used in financing activities                                                (12,220)                   -
                                                                                          -----------         ------------

Net increase in cash                                                                          403,769              174,966

Cash - beginning of year                                                                    2,273,838            2,098,872
                                                                                          -----------         ------------

Cash - end of year                                                                        $ 2,677,607         $  2,273,838
                                                                                          ===========         ============

Supplemental disclosure of cash flow information:

   Cash paid for:              Income taxes
   --------------              ------------
       2002                    $   277,500
       2001                    $ 1,373,475

Supplemental disclosure of non-cash activity:

     During 2002, the Company entered into $82,624 of notes payable for the purchase of property and equipment.


                 See notes to consolidated financial statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

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

Oralabs Holding Corp. and Subsidiaries (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, balances of cash and cash equivalents exceeded the federally insured limit by approximately $2,793,000.

Inventories

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

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

Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Advertising Costs

The Company expenses advertising costs as incurred.

Advertising expenses were as follows:

For the Year Ended December 31,

2002               $    56,819
2001               $   116,690

Research and Development Costs

Expenditures made for research and development are charged to expense as incurred. Total research and development costs of $40,722 and $26,321 for December 31, 2002 and 2001, respectively, were expensed in operations.

Basic and Diluted Earnings Per Common Share

In accordance with FAS 128, basic earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the number of weighted average common shares outstanding during the year, including potential common shares, which consisted of stock options.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. Adoption of this statement had no impact on the Company's financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2002 because of the relatively short maturity of these instruments.

Concentration of  Business and Credit Risk

The Company is engaged primarily in the manufacture and sale of lip balm, fresh breath and other products throughout North America and Internationally. The potential for severe financial impact can result from negative effects of economic conditions within the market or geographic area. Since the Company's products are inexpensive, the potential negative effect of changes in economic conditions are less than would be expected for higher priced products of other industries.

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


Note 2 - Balance Sheet Disclosures

Inventories are summarized as follows at December 31, 2002:
Raw materials                                                                     $         1,481,074
Work in process and finished goods                                                            522,469
                                                                                  -------------------
                                                                                  $         2,003,543

Property and equipment consist of the following at December 31, 2002:

Machinery and equipment                                                           $         1,788,900
Leasehold improvements                                                                        710,963
                                                                                  -------------------
                                                                                            2,499,863
Less accumulated depreciation                                                             (1,264,970)
                                                                                  -------------------
                                                                                  $         1,234,893


Note 3 - Line-of-Credit

The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2003. As of December 31, 2002, the Company had available the entire $1,000,000 unused line-of-credit. The interest rate at December 31, 2002 was 6.5% per annum to be adjusted periodically. The line-of-credit is collateralized by a first lien on all of the Company's business assets.


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

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at December 31, 2002:

Current deferred tax asset                                                        $           305,428
Current deferred tax liability                                                                      -
                                                                                   ------------------

Net current deferred tax asset                                                    $           305,428
                                                                                  ===================

Long-term deferred tax asset                                                      $            32,383
Long-term deferred tax liability                                                                    -
                                                                                   ------------------

Net long-term deferred tax asset                                                  $            32,383
                                                                                  ===================

Temporary differences giving rise to a significant portion of deferred tax assets are as follows at December 31, 2002:

Reserve for returns                                                               $           122,128
Allowance for doubtful accounts                                                               183,300
Differences related to depreciation                                                            32,383
                                                                                  -------------------
                                                                                  $           337,811
                                                                                  ===================

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                                    2002        2001
                                                                                ------------ ------------
Income tax expense at the statutory rate                                          $ 249,927   $   857,491

Change resulting from:
   State and local income taxes, net of federal income tax                           45,278       121,686
   Non deductible expenses                                                            3,523         1,836
   Other                                                                              4,420        60,960
                                                                                ------------ ------------
                                                                                  $ 303,148  $  1,041,973
                                                                                ============ ============


Note 5 - Long-Term Debt

Long-term debt consists of at December 31, 2002:
Note payable to a financing company with interest at 0%. The note calls for monthly principal payments of $1,381 and matures May 2005. Collateralized
 by an automobile of the Company.                                                              $   38,904

Note payable to a financing company with interest at 0%. The note calls for monthly principal payments of $525 and matures January 2008. Collateralized
 by an automobile of the Company.                                                                  31,500
                                                                                               ----------
                                                                                                   70,404
         Less current portion                                                                     (22,349)
                                                                                               ----------
                                                                                               $   48,055
                                                                                               ==========


Maturities of long-term obligations are as follows:

Year Ending December 31,
------------------------
            2003                                                 $            22,349
            2004                                                              22,874
            2005                                                              12,056
            2006                                                               6,300
            2007                                                               6,300
            Thereafter                                                           525
                                                                 -------------------
                                                                 $            70,404
                                                                 ===================


Note 6 - Commitments and Contingencies

Related Party Operating Leases

The Company leases office and manufacturing facilities under separate operating leases for buildings owned or controlled by the Company's president. These leases expire between 2003 and 2005. At December 31, 2002 total rent payments on all leases were approximately $20,000 per month.

The Company also has one operating lease outstanding for a vehicle. This lease expires in 2005 with a monthly payment of approximately $250 per month.

Rent expense for these leases was:

Year Ending December 31,

2002               $  229,600
2001               $  229,800

Related Party Operating Leases (continued)

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
------------------------

2003               $  166,300
2004                  102,400
2005                   65,000
                   ----------
                   $  333,700
                   ==========

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company believes that resolution of such litigation will not have a material adverse effect on the Company.

Deposit

At December 31, 2002, the Company had deposits of approximately $129,000 for orders of production equipment.


Note 7 - Stockholders' Equity

Stock Options

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $1.00 per share. The options vest on an annual basis. As of December 31, 2002, the Company had 436,800 incentive options outstanding under this plan, each with an exercise price of $1.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2002, the Company had 75,000 options outstanding under this plan with exercise prices ranging from $1.16 to $4.25.

The following table presents the activity for options outstanding:

                                                                                                             Weighted
                                                                             Incentive      Non-qualified    Average
                                                                             Stock          Stock            Exercise
                                                                             Options        Options          Price
                                                                             ----------     -------------    --------
Outstanding - December 31, 2000                                              487,800         65,000        $  1.09
         Granted                                                                   -         15,000           2.38
         Forfeited/canceled                                                  (51,000)             -           1.00
         Exercised                                                                 -              -              -
                                                                            --------        -------        -------

Outstanding - December 31, 2001                                              436,800         80,000           1.14
         Granted                                                                   -         15,000           1.23
         Forfeited/canceled                                                        -        (20,000)          1.00
         Exercised                                                                 -              -              -
                                                                            --------        -------        -------

Outstanding - December 31, 2002                                              436,800         75,000        $  1.15
                                                                            ========        =======        =======

The following table presents the composition of options outstanding and exercisable:

                                             Options Outstanding                                 Options Exercisable
     Range of Exercise Prices             Number           Price*             Life*           Number            Price*
----------------------------------   ---------------- ----------------  ---------------- ----------------  -----------
         $1.00                                436,800 $           1.00              4.60          436,800  $           1.00
         $1.01 - $2.00                         40,000             1.21              3.20           12,500              1.20
         $2.01 - $3.00                         25,000             2.43              2.20           11,250              2.46
         $4.25                                 10,000             4.25              0.50           10,000              4.25
                                     ---------------- ----------------  ---------------- ----------------  ----------------

Total - December 31, 2002                     511,800 $           1.15              4.30          470,550  $           1.11
                                     ================ ================  ================ ================  ================

* Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

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

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                       2002           2001
                                                                                    ----------    ------------
Net income - as reported                                                            $  431,931    $  1,480,058
Net income - pro forma                                                              $  420,953    $  1,456,049
Basic income per common share - as reported                                         $     0.05    $       0.16
Basic income per common share - pro forma                                           $     0.05    $       0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:



                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                       2002           2001
                                                                                    ----------    ------------
Approximate risk free rate                                                           5%               5.00%
Average expected life                                                                5 years          5 years
Dividend yield                                                                       0%               0%
Volatility                                                                          65%              92%

Estimated fair value of total options granted                                       $10,978          $24,009


Note 8 - Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                                       2002          2001
                                                                                  -------------- ------------
Numerator for basic earnings per share                                            $    431,931  $   1,480,058
                                                                                  ============= =============

Numerator for diluted income per common share                                     $    431,931  $   1,480,058
                                                                                  ============= =============

Denominator for basic earnings per share - weighted average shares                $  9,160,755  $   9,160,755
Effect of dilutive securities - options                                                     -         125,895
                                                                                  ------------- -------------
Denominator for diluted earnings per share - adjusted weighted average
 shares                                                                              9,160,755      9,286,650
                                                                                  ============= =============

Diluted income per common share                                                   $       0.05  $        0.16
                                                                                  ============= =============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.


Note 9 - Major Customers

The Company had two major customers that accounted for net sales of approximately $1,570,000 and $1,816,000, respectively during the year ended December 31, 2002. Approximately $413,000 was due from these two customers at December 31, 2002. One customer accounted for net sales of approximately $1,600,000, during the year ended December 31, 2001.


Note 10 - Export Sales

All of the Company's business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments. Export sales for the years ended December 31, 2002 and 2001 were approximately $1,298,000 and $1,814,000 or 9% and 12% of product sales, respectively.


Note 11 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended December 31, 2002, the Company made the following adjustments to the financial statements:

The Company made a decision to increase its allowance for returns by approximately $150,000. This increase was related to product that was returned in the early part of fiscal year 2003 from one of its customers.

The Company also recorded an adjustment to adjust their perpetual inventory balance to match the year-end physical inventory count by approximately $100,000.

                                  EXHIBIT INDEX

Exhibit
No.         Description
-------     -----------

23.1 Consent of Independent Public Accountants (Ehrhardt Keefe Steiner & Hottman P.C.)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan

                                  Exhibit 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference of our report on OraLabs Holding Corp. dated March 26, 2003 in the two Registration Statements on Form S-8 (originally filed in July 1997 and January 2002, respectively) as included in the OraLabs Holding Corp.'s Form 10-KSB for the year ended December 31, 2002, and to all references to our firm included in such Registration Statements


                    /s/ Ehrhardt Keefe Steiner & Hottman PC
                    -----------------------------------
                        Ehrhardt Keefe Steiner & Hottman PC



April 15, 2003
Denver, Colorado

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OraLabs Holding Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Gary H. Schlatter, Chief Executive Officer of the Company, certify, pursuant to 18 USC SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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



Dated 4/15/03

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of OraLabs Holding Corp. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Emile Jordan, Chief Financial Officer of the Company, certify, pursuant to 18 USC SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

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


Dated 4/15/03