Form 10QSB
period 2003-03-31
ORALABS HOLDING CORP
filed 2003-05-20
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                 For the quarterly period ended: March 31, 2003

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.


    For the transition period from                   to
                                  -------------------  -------------------

Commission File Number:  000-23039
                         ---------


                              ORALABS HOLDING CORP.


        (Exact name of small business issuer as specified in its charter)



           Colorado                                               14-1623047
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 2901 South Tejon, Englewood, Colorado                             80110
 -------------------------------------                            --------
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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2003 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                Table of Contents


Part I.     Financial Information
  Item 1.   Financial Statement                                           Page
                                                                          ----

         Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
           And December 31, 2002...............................................2

         Consolidated Statements of Income Three Months Ended
           March 31, 2003 and 2002(Unaudited)..................................3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2002 Through March  31, 2003 (Unaudited)...............4

         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2003 and 2002(Unaudited)..................................5

         Notes to Consolidated Financial Statements..........................6-7

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations......................................8-9

  Item 3.   Controls and Procedures............................................9

Part II.  Other Information................................................10-15



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

 ====================================================================================================
                                                                    March 31, 2003  December 31, 2002
                                                                       Unaudited
 ----------------------------------------------------------------------------------------------------

Assets
 Current Assets
    Cash and cash equivalents                                         $2,202,817       $2,677,607
    Accounts receivable, net of allowance for doubtful accounts of
       $380,327 and $359,201                                           2,524,959        1,793,037
    Inventory                                                          1,855,961        2,003,543
    Deferred Tax Asset                                                   305,428          305,428
    Prepaid expenses                                                     235,597          143,068
    Deposits                                                             228,800          128,768
                                                                      ----------       ----------
         Total Current Assets                                          7,353,562        7,051,451

Property and equipment, net                                            1,175,447        1,234,893
Deferred Tax Asset                                                        32,383           32,383
                                                                      ----------       ----------
Total Assets                                                           8,561,392        8,318,727
                                                                      ==========       ==========

Liabilities and Stockholders' Equity


Current Liabilities
      Accounts Payable - Trade                                           423,657          407,701
      Accrued liabilities                                                441,043          305,190
      Reserve for Returns                                                397,645          539,118
      Income taxes payable                                               355,909          270,089
      Current portion of long-term debt                                   22,349           22,349
                                                                      ----------       ----------

          Total current liabilities                                    1,640,603        1,544,447

Non-current Liabilities
      Long Term Debt                                                      43,911           48,055
                                                                      ----------       ----------
Total liabilities                                                      1,684,514        1,592,502
                                                                      ----------       ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods             9,160            9,160
Additional paid -in capital                                            1,216,905        1,216,905
Retained Earnings                                                      5,650,813        5,500,160
                                                                      ----------       ----------
 Total stockholders' equity                                            6,876,878        6,726,255
                                                                      ----------       ----------

Total liabilities and stockholders' equity                            $8,561,392        8,318,727
                                                                      ==========       ==========

=====================================================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES
                        Consolidated Statements of Income
              Three Months ended March 31, 2003 and March 31, 2002

                                    Unaudited
================================================================================
                               Three Months Ended
                                                         03/31/03      03/31/02
-------------------------------------------------------=========================
Revenues:
  Product sales                                        $4,240,398     $3,926,612
                                                       ----------     ----------
Total Revenues                                          4,240,398      3,926,612
                                                       ----------     ----------
   Cost of Sales                                        2,636,148      2,350,644
                                                       ----------     ----------
Gross profit                                            1,604,250      1,575,968
                                                       ----------     ----------
Operating Expenses:
  Engineering                                              62,688         36,382
  Selling and marketing costs                             670,513        484,390
  General and administrative                              639,769        487,045
  Other                                                     4,310          9,291
                                                       ----------     ----------
Total operating expenses                                1,377,280      1,017,108
                                                       ----------     ----------

Net Operating Income                                      226,970        558,860


Other Income (expense)
   Interest and other income                                9,475         31,088
                                                       ----------     ----------
Total other income (expense)                                9,475         31,088
                                                       ----------     ----------

Net income before provision for income taxes              236,445        589,948

Provision for  income taxes
   Current                                                 85,792        219,077
   Deferred                                                    --             --
                                                       ----------     ----------
                                                           85,792        219,077
                                                       ----------     ----------

Net Income                                             $  150,653     $  370,871
                                                       ==========     ==========


Basic income per common share                          $      .02     $      .04
                                                       ==========     ==========
Weighted average shares outstanding                     9,160,755      9,160,755
                                                       ==========     ==========
Diluted income per share                               $     0.02     $      .04
                                                       ==========     ==========
Diluted weighted average shares outstanding             9,160,755      9,234,880
                                                       ==========     ==========

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                    For the Three months ended March 31, 2003
                                    Unaudited

=====================================================================================================================
                          Preferred    Stock      Common      Stock     Addl. Paid-In     Retained
                           Shares      Amount     Shares      Amount       Capital        Earnings          Total
---------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2002                        9,160,755     $9,160      $1,216,905      $5,500,160      $6,726,225


Net Income                                                                                   150,653         150,653
                          -------------------------------------------------------------------------------------------
Balance at March 31, 2003                       9,160,755     $9,160      $1,216,905      $5,650,813      $6,876,878
=====================================================================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES


                  Consolidated Statements of Cash Flow For the
                   Three months ended March 31, 2003 and 2002
                                    Unaudited


=========================================================================================================
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                    2003          2002
---------------------------------------------------------------------------------------------------------

Cash flows from operating activities
------------------------------------
Net Income                                                                        $  150,653   $  370,871
                                                                                  ----------   ----------
Adjustments to reconcile net income to net cash provided by (used in) operating
Activities:
 Depreciation                                                                        101,729       93,403

Changes in assets and liabilities:
 Other current assets                                                               (192,561)     140,775
 Accounts receivable                                                                (731,922)    (419,966)
 Inventory                                                                           147,582      (43,407)
 Accounts payable                                                                     15,956     (190,074)
 Accrued expenses                                                                    135,853       75,161
 Reserve for returns                                                                (141,473)     (30,187)
 Income taxes payable                                                                 85,820      236,832
                                                                                   ---------     --------
Net cash (used in) provided by operating activities                                 (428,363)     233,408
                                                                                   ---------     --------

Cash from investing activities
  Investment in property and equipment                                               (42,283)    (142,197)
                                                                                   ---------   ----------
  Net Cash (used in) investing activities                                            (42,283)    (142,197)
                                                                                   ---------   ----------
Cash from financing activities
  Payment on long term debt                                                           (4,144)           0
                                                                                   ---------    ---------
                                                                                      (4,144)           0
                                                                                   ---------    ---------

Net Increase in cash and cash equivalents                                           (474,790)      91,211
Cash and cash equivalents, beginning of the period                                 2,677,607    2,273,838
                                                                                   ---------   ----------
Cash and cash equivalents, end of the period                                      $2,202,817   $2,365,049
                                                                                  ==========   ==========


Supplemental disclosures of cash flow information:

   Cash paid for income taxes was $0 (2003) and $0 (2002)



                 See Notes to Consolidated Financial Statements


                                        5

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2002(the "2002 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

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

Note 2 - Property and Equipment
-------------------------------
Property and equipment consisted of the following:



Machinery and equipment:
------------------------
============================================================================
                                                             March 31, 2003
----------------------------------------------------------------------------

Machinery and equipment                                        $1,821,288
Leasehold Improvements                                            719,920
                                                               ----------
                                                                2,541,208
                                                               ----------
Less accumulated depreciation                                  (1,365,761)
                                                               ----------
                                                               $1,175,447
                                                               ==========



Note 3 - Line-of-Credit
-----------------------
The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2003. As of March 31, 2003, the Company had available the entire $1,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------
The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2003 is $397,645.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:




For the Quarter Ended March 31, 2003
==================================================================================================================
                                                            Income                Shares
                                                          (Numerator)
(Denominator) Per Share Amt
------------------------------------------------------------------------------------------------------------------
Net Income                                                  $150,653


Basic EPS
   Weighted average beginning shares outstanding                                 9,160,755

                                                          --------------------------------
Income available to stockholders                            $150,653             9,160,755                     $.02
                                                                                           ========================

Effect of Dilutive Common Stock Options


Diluted EPS
    Income available to common stockholders plus assumed

                                                          ---------------------------------------------------------
       Plus assumed conversions                             $150,653             9,160,755                     $.02
                                                          =========================================================



===================================================================================================================



For the Quarter Ended March 31, 2002
===================================================================================================================
                                                            Income               Shares
                                                          (Numerator)
(Denominator) Per Share Amt
-------------------------------------------------------------------------------------------------------------------

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


===================================================================================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2003. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the period ending March 31, 2003 as compared with the period ending March 31, 2002.

Product sales increased $313,786 or 8%. The Company's loss of revenues in connection with Kmart Corporation's bankruptcy in the first quarter of 2002 was regained though revenues of approximately $589,000 from Kmart Corporation in the first quarter of 2003.

Gross profit increased $28,282. As a percentage of sales gross profit decreased from 40% to 38%, which can be attributed to higher cost of raw materials. The higher costs of raw materials are primarily as a result of a change in product mix where products were sold at a lower profit.

Selling and marketing increased $186,123. An increase in Bad Debt Expense for non-reoccurring write offs of uncollectible receivables in the amount of $261,000 was partially offset by decreases in Advertising and Sales Commissions.

General and administrative expenses increased $152,724. Salaries increased approximately $90,000 due in large part to additional staffing; Legal fees increased approximately $25,000; Research and Development increased approximately $16,000; and the remainder can be substantially attributed to modest increases in insurance, dues and subscriptions, office expenses, and travel.

Net income decreased by $220,218, or 59% as explained by the above activities. As a percentage of sales, Net Operating Income, which excludes Interest, Other Income and Income taxes, decreased from 14% to 5%.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2003 Compared to December 31, 2002.

At March 31, 2003, the Company had $2,202,817 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities in the amount of $428,363 consists of the following:

Accounts Receivable increased $731,922. The increase is from a combination of increased revenues and extended terms of payment for a customer that had purchases of approximately $589,000 during the first quarter of 2003.

Prepaid Expense increased $92,529. This increase is substantially from prepaid insurance premiums of approximately $100,000.

Deposits increased $100,032. The increase is substantially due to a deposit on raw materials that will subsequently be used to pay for the raw materials when received in the second quarter of 2003.

Accrued Liabilities increased $135,853. Accrued payroll increased approximately $71,000 due to timing of check disbursement. Reserves for commissions increased $63,000 as it relates to increased receivables.

Reserve for returns decreased $141,473. The Company made a specific allowance in the amount of $150,000 in the fourth quarter of 2002. These products were returned in the first quarter of 2003, which was absorbed by the specific allowance, taking the reserve for returns back to 2.75% of revenues.

Income taxes payable increased $85,820. This is due to timing differences of income tax payments to be made.

Retained earnings increased $150,653 as a result of net income.

Trends. Lip balm revenues increased to $3,422,105 in the first quarter of 2003 as compared to $3,103,684 in the first quarter of 2002, or a 10% increase. Decreased lip balm revenues related to Kmart Corporation's bankruptcy in the first quarter of 2002 were substantially regained in the first quarter of 2003. The Company anticipates slowed sales and increased expenses late in the second quarter or in the third quarter as operations are planned to move to a larger and better equipped facility, which will afford the Company an opportunity to better serve existing customers and provide the capacity in warehousing and production to ultimately accommodate growth.

The sour drops and breath fresheners combined revenues increased to $693,133 in the first quarter of 2003 as compared to $577,690 in the first quarter of 2002, or a 20% increase. The Company continues to receive revenues from established customers, but without the uncertain introduction of new products in this category, continued growth for the remainder of 2003 is doubtful.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $124,201 in the first quarter of 2003 as compared to $159,571 in the first quarter of 2002, or a 22% decrease. The remainder of year 2003 may see a continued downward trend in this category. As stated in the 2002 10-KSB Trends section, "New business is needed for a reversal of fortune in this category, but none can be anticipated with any certainty in year 2003."

The Company revenues from international business were $266,709 in the first quarter of 2003 as compared to $301,624 in the first quarter of 2002, or a 12% decrease. The Company has continued to maintain and expand relationships with distributors in other countries through travel to international trade shows and face to face meetings, and although unstable conditions exist, the Company is seeking to make gains in this sector of business in the second half of year 2003.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 3%) of revenues and could be negatively impacted by inflation.


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

Item No. 5. Other Information. None.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



Exhibit
No.            Description
-------        -----------
4(1)           Specimen Certificate for Common Stock
10.1(1)        1997 Stock Plan
10.2(1)        1997 Non-Employee Directors' Option Plan
10.3(2)        Amended and Restated Employment Agreement Between the
               Company's Subsidiary and Gary Schlatter
10.4(1)        Form of Stock Option Grant under 1997 Non-Employee Directors'
               Option Plan
10.5(i)(4)     Business Lease Between the Company's Subsidiary and Gary
               Schlatter (September 1, 2000)
10.5(ii)(5)    Amended Business Lease Between the Company's Subsidiary and
               2780 South Raritan, LLC effective October 15, 2000.
10.9(3)        Agreement (effective May 1, 2000 amending the Employment
               Agreement listed above as Exhibit 10.3)
11             No statement re: computation of per share earnings is
               required since such computation can be clearly determined from the material contained in this Report on Form
               10-QSB
99.1(6)        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
99.2(6)        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
2 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the
  Company's predecessor, SSI Capital Corp., on May 14, 1997.
3 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
4 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
5 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.
6 Filed herewith.

(b) There was one report on Form 8-K filed during the quarter reported upon in this report. The Form 8-K was filed on March 27, 2003 and concerned a notification from NASDAQ that the Company had not maintained a minimum market value of publicly-held shares ("MVPHS") of $1,000,000.00 as required for continued inclusion by Marketplace Rule 4310(c)7 (the "Rule"). The Company subsequently received written notice from NASDAQ that the Company had regained compliance with the Rule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ORALABS HOLDING CORP.


                               By:/s/ Gary H. Schlatter
                                  ---------------------
                                        Gary H. Schlatter, President

                               By:/s/ Emile R. Jordan
                                  -------------------
                                        Emile R. Jordan, Chief Financial Officer

Dated May 19, 2003

CERTIFICATIONS

I, Gary H. Schlatter, certify that:

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

Dated: May 19, 2003                       By: /s/ Gary H. Schlatter
                                              ---------------------
                                          Gary H. Schlatter,President

I, Emile R. Jordan, certify that:

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

Dated: May 19, 2003                By: /s/ Emile R. Jordan
                                       -------------------
                                   Emile R. Jordan, Chief Financial Officer

                                  Exhibit Index



Exhibit
No.            Description
-------        -----------
99.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
99.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile R. Jordan