Form 10KSB/A
period 2002-12-31
ORALABS HOLDING CORP
filed 2003-06-06
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

   |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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

Transitional Small Business Disclosure Format (Check one):
Yes No X
--------

EXPLANATORY NOTE: THE FORM 10-KSB FILED BY THE COMPANY ON APRIL 15, 2003
------------------------------------------------------------------------
ERRONEOUSLY STATED THE REPORTING PERIOD AS ENDING ON DECEMBER 31, 2003. THE SOLE
--------------------------------------------------------------------------------
PURPOSE OF THIS AMENDMENT IS TO CORRECT THAT DATE TO BE DECEMBER 31, 2002.
--------------------------------------------------------------------------

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

                              ORALABS HOLDING CORP.





                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    June 4, 2003