Form 10QSB
period 2003-06-30
ORALABS HOLDING CORP
filed 2003-08-18
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2003


        or

|_| Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.


        For the transition period from                    to
                                       ------------------     -----------------


                       Commission File Number: 000-23039

                             ORALABS HOLDING CORP.

        (Exact name of small business issuer as specified in its charter)


Colorado                                                        14-1623047
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


2901 South Tejon, Englewood, Colorado                              80110
-------------------------------------                              -----
(Address of principal offices)                                 (Zip Code)

                            (303) 783-9499 executive
                                 --------------
                           (Issuer's telephone number)

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2003 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information
  Item 1.   Financial Statement                                           Page
  -------   -------------------                                           ----


         Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
           And December 31, 2002............................................2

         Consolidated Statements of Operations Three Months
           And Six Months Ended June 30, 2003 and 2002 (Unaudited)..........3

               Consolidated Statement of Stockholders' Equity from
       December 31, 2002 Through June 30, 2003 (Unaudited)..................4

         Consolidated Statements of Cash Flows, Six Months Ended
           June 30, 2003 and 2002 (Unaudited)...............................5

         Notes to Consolidated Financial Statements.....................6 - 8

Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations..................................9 - 10

Part II. Other Information ...........................................11 - 22

Exhibit Index................................................................


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------


-------------------------------------------------------------------------------------------------------------------
                                                                               June 30, 2003      December 31, 2002
                                                                                Unaudited
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                                   $2,384,563           $2,677,607
    Accounts receivable, net of allowance for doubtful accounts
     of $397,593 and $359,201, respectively                                      2,219,543            1,793,037
    Inventory                                                                    1,926,527            2,003,542
    Deferred income taxes                                                          211,124              305,428
    Prepaid expenses                                                               230,472              143,068
    Deposits                                                                       253,841              128,768
                                                                                ----------           ----------
        Total Current Assets                                                     7,226,070            7,051,450

Property and equipment at cost, net                                              1,154,407            1,234,893
Long Term Deferred Taxes                                                            30,273               32,383
                                                                                ----------           ----------

Total Assets                                                                     8,410,750            8,318,726
                                                                                ===============================


Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                             522,356              407,701
      Accrued liabilities                                                          358,198              305,189
      Notes Payable-Current                                                         22,874               22,349
      Reserve for Returns                                                          381,972              539,118
      Income taxes payable                                                         150,758              270,090
                                                                                ----------           ----------

          Total current liabilities                                              1,436,158            1,544,447

Long Term Liabilities
      Note Payable                                                                  36,093               48,054
                                                                                 ---------            ---------

          Total long term liabilities                                               36,093               48,054

Total liabilities                                                                1,472,251            1,592,501
                                                                                ----------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods                       9,160                9,160
Additional paid -in capital                                                      1,216,905            1,216,905
Retained Earnings                                                                5,712,434            5,500,160
                                                                                ----------           ----------
Total stockholders' equity                                                       6,938,499            6,726,225
                                                                                ----------           ----------

Total liabilities and stockholders' equity                                      $8,410,750            8,318,726
                                                                                ===============================

---------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
        Three Months and Six Months ended June 30, 2003 and June 30, 2002
                                    Unaudited

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                      06/30/03          06/30/02          06/30/03          06/30/02
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                      $3,474,434        $3,002,563         7,714,831         6,929,175
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        3,474,434         3,002,563         7,714,831         6,929,175
                                                     ----------        ----------        ----------        ----------
   Cost of Sales                                      2,503,763         2,289,599         5,139,911         4,640,243
                                                     ----------        ----------        ----------        ----------
Gross profit                                            970,671           712,964         2,574,920         2,288,932
                                                     ----------        ----------        ----------        ----------

Operating Expenses:
  Engineering                                            59,594            32,567           123,852            71,365
  Selling and marketing costs                           253,132           415,295           922,825           897,269
  General and administrative                            554,289           514,530         1,193,307         1,001,575

  Other                                                  11,005             9,471            15,315            18,762

                                                     ----------        ----------        ----------        ----------
Total operating expenses                                878,020           971,863         2,255,299         1,988,971
                                                     ----------        ----------        ----------        ----------

Net Operating Income                                     92,651          -258,899           319,621           299,961

Other Income (expense)
   Interest and other income                             10,260            16,972            19,735            48,060
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                             10,260            16,972            19,735            48,060
                                                     ----------        ----------        ----------        ----------

Net income before provision for income taxes            102,911          -241,927           339,356           348,021

Provision for  income taxes                              41,289           -91,953           127,082           127,124
                                                     ----------        ----------        ----------        ----------
                                                         41,289           -91,953           127,082           127,124
                                                     ----------        ----------        ----------        ----------


Net Income/(Loss)                                    $   61,622        $- 149,974        $  212,274        $  220,897
                                                     ==========        ==========        ==========        ==========

Basic income per common share                        $      .01        $     -.02        $      .02        $      .02
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   9,160,755         9,160,755         9,160,755         9,160,755
                                                     ==========        ==========        ==========        ==========
Diluted income per share                             $      .01        $     -.02        $      .02        $      .02
                                                     ==========        ==========        ==========        ==========
Diluted weighted average shares outstanding           9,160,755         9,160,755         9,160,755         9,279,357
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                                         See Notes to Consolidated Financial Statements




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                     For the Six months ended June 30, 2003
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------------------
                                                  Stock        Common        Stock      Addl. Paid-In    Retained
                                   Preferred      Amount       Shares        Amount       Capital        Earnings       Total
                                    Shares
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2002                                      9,160,755      $9,160       $1,216,905    $5,500,160     $6,726,225

Net Income                                                                                                 212,274        212,274



                                 ------------------------------------------------------------------------------------------------
Balance at June 30, 2003
                                                              9,160,755      $9,160       $1,216,905    $5,712,434     $6,938,499
=================================================================================================================================

                                                  See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES


                      Consolidated Statements of Cash Flow
                For the Six months ended June 30, 2003 and 2002
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                          Six Months Ended  June 30
                                                                                            2003            2002
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net Income                                                                               $  212,274       $  220,897
                                                                                         ----------       ----------
Adjustments to reconcile net income to net cash provided by operating activities
 Depreciation                                                                               200,290          210,662
 Changes in assets and liabilities:
 Other current assets                                                                      -116,063          132,758
 Accounts receivable                                                                       -426,506          171,748
 Inventory                                                                                   77,015         -208,003
 Accounts payable                                                                           114,655          -13,316
 Accrued expenses                                                                            53,009           67,150
 Reserve for returns                                                                       -157,146          -29,157
 Income taxes payable                                                                      -119,332         -151,232
                                                                                         ----------       ----------
Net cash used in operating activities                                                      -374,078          180,610
                                                                                         ----------       ----------

Cash from investing activities
  Investment in property and equipment                                                     -119,804         -195,330
                                                                                         ----------       ----------
    Net Cash used in investing activities                                                  -119,804         -195,330
                                                                                         ----------       ----------
Cash from financing activities
  Payment on long term debt                                                                 -11,436               0
                                                                                          ---------       ---------
  Net Cash used in financing activities                                                     -11,436               0
                                                                                          ---------       ---------

Net increase/(decrease in cash and cash equivalents                                        -293,044          206,177
Cash and cash equivalents, beginning of the period                                        2,677,607        2,273,838
                                                                                         ----------       ----------
Cash and cash equivalents, end of the period                                             $2,384,563       $2,480,015
                                                                                         ==========       ==========



Cash paid for income taxes was $150,000 (2003) and $278,362 (2002)



--------------------------------------------------------------------------------------------------------------------

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

Note 2 - Property and Equipment Property and equipment consisted of the following:



Machinery and equipment:
------------------------
============================================================================
                                  June 30, 2003
----------------------------------------------------------------------------

Machinery and equipment                                        $1,899,744
Leasehold Improvements                                            719,920
                                                               ----------
                                                                2,619,664
                                                               ----------
Less accumulated depreciation                                  (1,465,257)
                                                               ----------
                                                               $1,154,407
                                                               ==========



Note 3 - Line-of-Credit
The Company entered into a line-of-credit agreement with a bank in the amount of $1,000,000, which expires May 2004. As of June 30, 2003, the Company had available the entire $1,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Reserve for Returns and Allowances

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30, 2003 is $381,972.



                     ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

 For the Three Months Ended June 30, 2003
------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                      (Numerator)           (Denominator)    Per Share Amt
------------------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 61,622

Basic EPS
   Weighted average beginning shares outstanding                                          9,160,755
                                                                 -----------------------------------

Income available to stockholders                                       $ 61,622           9,160,755                    $.01
                                                                 ===========================================================


For the Three Months Ended June 30, 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)            (Denominator)    Per Share Amt
-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                              -$149,974

Basic EPS
   Weighted average beginning shares outstanding                                          9,160,755

                                                                 ------------------------------------------------------------
Income available to stockholders                                        -$149,974         9,160,755                     -$.02
                                                                                                             ================


Effect of Dilutive Common Stock Options

Diluted EPS
                                                                 -----------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                        -$149,974           9,160,755                   -$.02
                                                                 ===========================================================

----------------------------------------------------------------------------------------------------------------------------




                      ORALABS HOLDING CORP AND SUBSIDIARIES

 For the Six Months Ended June 30, 2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                Shares
                                                                     (Numerator)           (Denominator)      Per Share Amt
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $212,274

Basic EPS
   Weighted average beginning shares outstanding                                           9,160,755
                                                                 -----------------------------------
Income available to stockholders                                      $212,274             9,160,755                     $.02
                                                                                                          =======================

Effect of Dilutive Common Stock Options

Diluted EPS

                                                                 ----------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                       $212,274             9,160,755                     $.02
                                                                 ================================================================


---------------------------------------------------------------------------------------------------------------------------------



For the Six Months Ended June 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Income                 Shares
                                                                      (Numerator)           (Denominator)       Per Share Amt
---------------------------------------------------------------------------------------------------------------------------------

Net Income                                                             $  220,897

Basic EPS
   Weighted average beginning shares outstanding                                               9,160,755


                                                                 -------------------------------------------
Income available to stockholders                                       $  220,897              9,160,755                   $.02
                                                                                                              =================


Effect of Dilutive Common Stock Options                                                          118,602

Diluted EPS


                                                                 ---------------------------------------------------------------
       Income available to common stockholders
       Plus assumed conversions                                        $ 220,897               9,279,357                   $.02
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

--------------------------------------------------------------------------------------------------------------------------------

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2003. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending June 30, 2003 as compared with the three month period ending June 30, 2002.

Product sales increased $471,871 or 16%. Sales increased due to higher volume of lip balm sales to key customers.

Gross profit increased $257,707. As a percentage of sales gross profit increased from 24% to 28%. The product mix being shipped in the second quarter of 2003 included larger quantities of lip balm which is less labor intensive than that of the products shipped in the second quarter of 2002.

Engineering increased $27,027 or 83%. The increase can be attributed to additional staffing for maintenance and safety compliance.

Selling and marketing decreased $162,163 or 39%. The decrease can be attributed to a reduction in Sales Commissions (due to a significant amount of non-commissioned sales by the President of the Company) for approximately $97,000; Advertising for approximately $46,000; and Bad Debt expense for approximately $25,000.

Provision for income tax increased $133,242 or 145%. Income before tax of $102,911 for second quarter 2003 compared to $241,927 loss for second quarter 2002 resulted in the increased income tax.

The Company incurred a loss for the second quarter of year 2002 of $149,974, but for the second quarter of 2003 the Net Income for the Company was $61,622, as explained by the above activities. As a percentage of sales, the incurred loss, which excludes Interest, Other Income and Income taxes, for the second quarter of year 2002, was 9%, but for the second quarter of year 2003 the Operating Income was 3% as a percentage of sales.

Results of Operations. For the six month period ending June 30, 2003 as compared with the six month period ending June 30, 2002.

Product sales increased $785,656 or 11%. Sales increased due to higher volume of lip balm sales to key customers.

Gross profit increased $285,988. As a percentage of sales gross profit remained steady at 33% for both periods. The higher cost of raw materials in the first quarter of 2003 as compared to the first quarter of 2002 did not continue to be significantly higher in the second quarter of 2003 as compared to the second quarter of 2002. However, the lower labor cost in the second quarter of 2003 as compared with the second quarter of 2002 created offsetting variances for the six month period resulting in no change in percentage of gross profit.

Engineering increased $52,487 or 74%. The increase can be attributed to additional staffing for maintenance and safety compliance.

Selling and marketing increased $55,172 or 6%. An increase in Bad Debt Expense for non-reoccurring write offs of uncollectible receivables in the amount of $261,000 in the first quarter 2003 was partially offset by decreases in Advertising, Bad Debt and Sales Commissions in the second quarter 2003.

General and administrative expenses increased $191,732 or 19%. The increase can be attributed to Salaries and related payroll expenses increased approximately $160,000 due in large part to additional staffing; Legal fees increased approximately $27,000.

Interest and Other Income decreased $28,283 or 59%. This was due to reduced royalty income for approximately $12,000; interest income for approximately $11,000; and capital gains for approximately $5,000.

Net income decreased by $8,623 or 4%, as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, remained the same at 4%.

Liquidity and Capital Resources. Balance Sheet as of June 30, 2003 compared to December 31, 2002.

At June 30, 2003, the Company had $2,384,563 of cash and its current ratio was approximately 5 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities in the amount of $374,078 consists of the following:

Accounts receivable increased $426,506. Increased revenue in conjunction with reduced promotional allowances resulted in increased accounts receivable.

Prepaid Expenses increased $87,404. This increase is substantially from prepaid insurance premiums of approximately $68,000 and for July rent paid in June.

Deposits increased $125,073. The Company made a deposit in second quarter of 2003 for raw materials that was subsequently used to pay for the raw materials when received in the third quarter of 2003.

Accounts Payable increased $114,655. This is due to timing differences for purchases of raw materials and broker commissions.

Accrued liabilities increased $53,009. This is due to timing differences on payroll for earning period verses distribution of payment.

Reserve for Returns decreased $157,146. The Company made a specific allowance in the amount of $150,000 in the fourth quarter of 2002. These products were returned in the first quarter of 2003, which was absorbed by the specific allowance, taking the reserve for returns back to 2.75% of revenues.

Income taxes payable decreased $119,332. This decrease was significantly from tax payments made in June, 2003.

Retained earnings increased $212,274 as a result of net income.

Trends. Lip balm revenues increased to $6,200,328 in the first six months of 2003 as compared to $5,345,271 in the first six months of 2002, or a 16% increase. Sales were strong across trade classes including Mass Market, Dollar Stores, Grocery, Drug Stores, and Contract Packaging. However, third quarter sales will likely be slowed and increased expenses will occur as the Company moves into a larger and better equipped facility (see "Other Information" below). The Company plans to aggressively pursue increased business to take advantage of the new facility, but can not predict with certainty what growth will take place or if and when it may occur.

Sales of sour drops and breath fresheners were $1,233,166 in the first six months of 2003 as compared to $1,297,622 in the first six months of 2002, or a 5% decrease. The Company's revenue from established customers continued on track with last year without any significant change to customers or products. The Company will introduce into the market in the third quarter a new combo pack of sour drops and sour candy that could help sales in the third quarter and beyond, although it is to soon to predict the success or failure of this product.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $281,338 in the first six months of 2003 as compared to $310,001 in the first six months of 2002, or a 9% decrease. The second half of year 2003 may see a continued downward trend in this category.

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

                         Item 3. Controls and Procedures


Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item No. 1. Legal Proceedings. The Company is not a party to any material pending legal proceedings to which either it or its subsidiary is a party or to which any of its property is subject.

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. On May 29, 2003, the annual meeting of stockholders of the Company was held at the Company's headquarters in Englewood, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were re-elected. The voting was as follows: Gary H. Schlatter 8,485,455 for, 2,842 against, 2,077 abstain; Michael I. Friess 8,485,455 for, 2,842 against, 2,077 abstain; Allen R. Goldstone 8,485,455 for, 2,842 against, 2,077 abstain; Robert C. Gust 8,485,455 for, 2,842 against, 2,077 abstain. There were no broker non-votes. With respect to the ratification of the selection of the Company's auditors for fiscal year ending December 31, 2003, there were 8,487,167 votes in favor, 2,922 against and 285 abstentions. There were no broker non-votes.

Item No. 5. Other Information. Effective May 1, 2003, the Company and Gary H. Schlatter entered into an Amended and Restated Employment Agreement to replace the previous agreement that expired on April 30, 2003. The Agreement is for a term of three years expiring on April 30, 2006, and continues the same salary structure as included in the previous agreement, i.e., annual increases of 10% per year starting with $392,645.00 for the first 12 months (which is a 10% increase from the previous 12-month period). Under specified circumstances involving a change in control, Mr. Schlatter may terminate the Agreement and receive a lump sum payment equal to all of the compensation to which he would have otherwise been entitled had the Agreement remained in effect for its entire term.

The lease by which the Company occupies its second warehouse facility expired on June 30, 2003. The landlord under that lease was an affiliated entity of Mr. Schlatter. The Company is continuing to pay rent and to occupy the space on a month-to-month basis as Mr. Schlatter is actively seeking to acquire, through an affiliate, a larger office-warehouse facility that will replace both warehouses presently occupied by the Company. It is Mr. Schlatter's and the Company's intent that the rental rates established to lease the new facility will be comparable to that which would be paid to unaffiliated parties.


Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



Exhibit
No.                 Description
-------             -----------
4(1)                Specimen Certificate for Common Stock 10.1(1) 1997 Stock
                    Plan
10.2(1)             1997 Non-Employee Directors' Option Plan
10.4(1)             Form of Stock Option Grant under 1997 Non-Employee
                    Directors' Option Plan
10.5(i)(2)          Business Lease Between the Company's Subsidiary and Gary
                    Schlatter (September 1, 2000)
10.5(ii)(3)         Amended Business Lease Between the Company's Subsidiary and
                    2780 South Raritan, LLC effective October 15, 2000.
10.10(4)            Amended and Restated Employment Agreement Between the
                    Company's Subsidiary and Gary Schlatter dated May 1, 2003.
11                  No statement re: computation of per share earnings is
                    required since such computation can be clearly
                    determined from the material contained in this Report on Form
                    10-QSB
31.1(4)             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
31.2(4)             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Emile J Jordan
32(4)               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                    Gary H Schlatter and Emile J Jordan


1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

2 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.

3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.

4    Filed herewith.

(b) No report on Form 8-K was filed during the quarter reported upon in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ORALABS HOLDING CORP.


                               By: /s/ Gary H. Schlatter
                                  ---------------------------------------------
                                       Gary H. Schlatter, President

                               By: /s/ Emile J. Jordan
                                  ---------------------------------------------
                                       Emile J. Jordan, Chief Financial Officer

Dated August 14, 2003

                                  Exhibit Index



Exhibit
No.           Description
-------       -----------
10.10         Amended and Restated Employment Agreement Between the
              Company's Subsidiary and Gary Schlatter dated May 1, 2003.
31.1          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
31.2          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Emile J Jordan
32            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter and Emile J Jordan

                                  EXHIBIT 10.10
                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT


This Employment Agreement ("Agreement") is dated for reference purposes only May 1, 2003 and is by and between ORALABS, INC., a Colorado corporation (the "Company" or the "Employer") and GARY SCHLATTER (the "Employee").

         WHEREAS, the parties entered into an Amended and Restated Employment Agreement dated April 25, 1997, as amended by Agreement dated May 1, 2000, which expired on April 30, 2003; and

         WHEREAS, the Company desires to be assured of the continued association and services of the Employee for the Company; and

         WHEREAS, Employee is willing and desires to be employed by the Company, and the Company is willing to employ Employee, upon the terms, covenants and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the foregoing recitals and of the matters described in this Agreement, the adequacy and sufficiency of all of which consideration is hereby acknowledged, the parties agree as follows:

         1. Employment. Effective as of May 1, 2003, the Company hereby employs Employee and Employee hereby accepts employment as the President and Chief Executive Officer of the Company, subject to the terms and conditions hereinafter set forth.

         2. Extent of Duties. Employee agrees to devote such time and attention to the business of the Company as may be required to fulfill the duties of his position, which is expected to require the Employee to devote a substantial amount of his working time, efforts, attention and energies. Employee shall not engage in any other business activity or activities that require significant personal services by Employee that in the judgment of the Board of Directors of the Company may conflict with the proper performance of Employee's duties under this Agreement.

         3. Duties. Employee will, in addition to fulfilling his responsibilities in the capacity of President and Chief Executive Officer of the Company, perform such functions and duties as the Company may specify or from time to time assign to him and which are consistent with said positions. Employee shall have full responsibility and authority for formulating policies and for the management and operation of the Company, subject to the general direction and control of the Board of Directors.

         4. Term of Employment. (a) The term of this Agreement shall commence effective May 1, 2003, and continue for a period of three (3) years thereafter (through and including April 30, 2006), or until Employee's death, or upon the date that Employee is notified in writing pursuant to Section 4(c)(iii) that his employment has terminated for good and sufficient cause as defined herein, or upon a termination by Employee pursuant to Section 19, whichever comes first.

               (b) The term "good and sufficient cause" for purposes hereof is defined as theft, fraud, embezzlement, the willful and continued failure by Employee substantially to perform his duties hereunder (other than as resulting from the Employee's incapacity due to physical or mental illness) after demand for substantial performance delivered by the Company that specifically identifies the manner in which the Company believes the Employee has not substantially performed his duties, the willful engaging by the Employee of misconduct which is materially injurious to the Company, monetarily or otherwise, or the willful violation by the Employee of the provisions of this Agreement. For purposes of this paragraph, no act, or failure to act, on the part of Employee shall be considered willful unless done or omitted to be done, not in good faith and without reasonable belief by Employee that his action or omission was in the best interest of the Company.

                  (c) Notwithstanding the provisions of Section 4(a), Employee shall not be deemed to have been terminated for "good and sufficient cause" without: (i) reasonable notice to Employee setting forth the reasons for the Company's intention to terminate for "good and sufficient cause"; (ii) an opportunity for the Employee, together with his counsel, to be heard before the Board of Directors, and, at Employee's or the Board of Director's discretion, an arbitration panel in accordance with Section 14 hereof, and (iii) following such hearing, delivery to the Employee of a notice of termination from the Board of Directors finding that in the good faith opinion of the Board of Directors, Employee was guilty of conduct set forth above in the definition of "good and sufficient cause", specifying the particulars thereof in detail.

         5. Disability. This Agreement shall not terminate upon the temporary disability of the Employee, but the Company may terminate this Agreement upon the permanent disability of the Employee. For purposes of this Agreement, the term "disability" shall mean Employee's inability to perform his normal duties under this Agreement. If the Company and Employee cannot agree within fifteen
(15) days as to the existence of a disability, the determination shall be made by two (2) physicians, one (1) designated by the Company and one (1) by Employee. If these two physicians cannot agree, they shall appoint a third physician and the determination of the majority shall be conclusive and binding on the Company and Employee. All costs incurred in determining the existence of a disability shall be shared equally by Company and Employee. The date of disability shall be the date upon which Employee and the Company agree or the earliest date upon which the physicians determine that a disability exists, whichever may apply.

         6. Compensation. (a) Employee's salary for services performed under this Agreement shall be at the rate of $392,645.00 per year for the first year, $431,909.50 per year for the second year, and $475,100.45 per year for the third year, payable by the Company in equal weekly installments and reduced by applicable withholding of federal, state and local taxes. This salary may be increased from time to time in the discretion of the Employer's Board of Directors. If increased, this salary shall not be decreased thereafter during the term of this Agreement without the consent of the Employee. The salary provided in this Section 6 shall in no way be deemed exclusive and shall not prevent Employee from participating in any other compensation or benefit plan of Employer or from receiving any other consideration described in this Agreement.

                  (b) The Board of Directors of the Company may grant bonus compensation to the Employee from time to time in such amounts and at such times as determined by the Board of Directors in its discretion.

         7. Benefits. In addition to Employee's salary and other compensation, Employee is entitled to the benefits of any employee group benefit or employee welfare benefit plan (e.g., medical insurance, term life insurance, retirement benefits, profit sharing, stock option plans or grants, disability insurance or similar benefits) which is provided by the Company to any of its employees. Employee shall be entitled to the same benefits provided under any such plans that are provided to all of the other employees of the Company as a group. Also, the Company will pay the lease and insurance expenses for up to two automobiles used by the Employee and will reimburse the Employee for his cellular telephone expenses as well as other telephone related expenses.

         8. No Alienation. The benefits provided hereunder shall not be subject to alienation, assignment, pledge, anticipation, attachment, garnishment, receivership, execution or levy of any kind, including liability for alimony or support payments. Any attempt to cause such benefits to be so subject shall not be recognized, except to the extent required by law.

         9. Covenant Not to Compete. During the term of this Agreement and for a period of one (1) year thereafter, Employee will not participate in any business competitive to that of the business of Employer, except that Employee may make passive investments in businesses engaged in such activities provided that any such investment does not exceed a five percent (5%) equity interest. In addition, during the term of this Agreement and thereafter, Employee will not disclose or utilize any trade secrets or proprietary information of the Employer except within the scope of Employee's employment hereunder.

         10. Expenses. Employee shall be entitled to prompt reimbursement for all reasonable expenses incurred by Employee in the performance of his duties hereunder.

         11. Assignment. This Agreement is for personal services and neither party may assign or transfer any rights or obligations without the express written consent of the other.

         12. Colorado Law. This Agreement has been made and entered into in the State of Colorado. This Agreement shall be construed in accordance with the laws of the State of Colorado.

         13. Severability. If it is determined that any provision of this Agreement is invalid or of no force and effect, this shall not impair the remainder of this Agreement and all other provisions shall remain in full force and effect.

         14. Arbitration. Any controversy or claim arising out of or relating to this Agreement shall be settled solely by arbitration in the State of Colorado in accordance with the commercial arbitration rules of the American Arbitration Association, and judgment upon the award rendered by the arbitrators may be entered in any court have jurisdiction thereof. The parties agree that the arbitrator shall have the right to award the prevailing party in any controversy the attorneys' fees and costs incurred by such party in connection therewith.

         15. Counsel. Employee represents that he has consulted his own legal counsel to the extent deemed necessary by Employee, that such counsel has advised him as to the effect of the terms and conditions of this Agreement, and Employee acknowledges that legal counsel to the Company does not represent Employee in connection herewith.

         16. Waiver, Complete Agreement and Modification. (a) Waiver of any breach of this Agreement shall not be construed as a waiver of any subsequent breach of this Agreement.

                  (b) This Agreement contains the full and complete agreement between the parties concerning the employment of Employee, and supersedes all prior statements, agreements, understandings and representations with respect to the employment of Employee.

                  (c) This Agreement may only be modified by written amendment, signed by the parties.

         17. Survival. Each provision of this Agreement which by its terms is to apply after the termination of this Agreement shall survive the termination of this Agreement.

         18. Notices. All notices required to be given by this Agreement shall be made in writing and shall be deemed delivered upon personal delivery to the party requiring notice or when deposited in the U.S. Mail, postage prepaid, certified or registered, return receipt requested, addressed to the party requiring notice at the address set forth on the signature page of this Agreement or as any party may from time to time specify in writing to the other party.

         19. Termination By Employee. Upon the occurrence of any of the following events this Agreement may be terminated by the Employee by written notice to Employer:

                  (a) the sale by Employer of substantially all of its assets;

                  (b) the sale, exchange or other disposition, in one transaction or a series of related transactions, of at least forty percent (40%) of the outstanding voting shares of Employer;

                  (c) a decision by Employer to terminate its business and liquidate its assets;

                  (d) the merger or consolidation of Employer with another entity or an agreement to such merger or consolidation or any other type of reorganization;

                  (e) Employer makes a general assignment for the benefit of creditors, files a voluntary bankruptcy petition, files a petition or answer seeking a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any law, there shall have been filed any petition or application for the involuntary bankruptcy of Employer, or other similar proceeding, in which an order for relief is entered or which remains undismissed for a period of thirty days or more, or Employer seeks, consents to, or acquiesces in the appointment of a trustee, receiver, or liquidator of Employer or any material party of its assets; or

                  (f) there are material changes in Employee's duties and responsibilities without his written consent.

         20. Effect of Termination. Except in the case of termination due to Employee's death, termination by the Employee or Company under this Agreement may only be effective by the terminating party giving the other party a written notice of termination, describing the reasons therefore. In the event of termination by Company for "good and sufficient cause", Employee shall be entitled to compensation only through the date of the notice of termination given pursuant to Section 4(c)(iii). In the event of termination due to the Employee's death, the Employee's estate will be entitled to a death benefit equal to the total salary remaining to paid for the remaining term of the Agreement, reduced by life insurance benefits, if any, paid to Employee's estate under policies (other than group policies) for which the Employer pays all premiums and Employee's estate is the beneficiary. In the event of a temporary or permanent disability described in Section 5 above, and regardless of whether or not the Employer elects to terminate this Agreement, Employee shall be entitled to receive all compensation accrued and payable during the entire term of this Agreement regardless of the date of the disability. However, any such payment shall be reduced by disability insurance benefits, if any, paid to Employee under policies (other than group policies) for which Employer pays all premiums and Employee is the beneficiary. In the event of a termination by Employee pursuant to Section 19, Employee shall receive a lump sum payment equal to all of the compensation to which he otherwise would have been entitled had the Agreement remained in effect for its entire term. Any termination of this Agreement shall not prejudice any remedy to which the Employee or Company may be entitled, either at law, equity or under this Agreement.

         21. Indemnification. To the fullest extent permitted by applicable law, Company agrees to indemnify, defend and hold Employee harmless from any and all claims, liabilities, damages and expenses (including reasonable attorneys' fees) hereafter arising out of or in connection with the activities of the Company or its employees, including Employee or other agents in connection with and within the scope of this Agreement or by reason of the fact that Employee is or was a director or officer of the Company or any affiliate of the Company. To the fullest extent permitted by applicable law, Company shall advance to Employee expenses of defending any such action, claim or proceeding. However, Company shall not indemnify Employee or defend Employee against, or hold him harmless from any claims, damages, liabilities or expenses, including attorneys' fees, resulting from the gross negligence or willful misconduct of Employee. The duty to indemnify described in this section shall survive the expiration or early termination of this Agreement as to any claims based on facts or conditions which occurred or are alleged to have occurred prior to such expiration or termination.

         22. Attorneys' Fees. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs and expenses in addition to any other relief to which that party may be entitled.

                           IN WITNESS WHEREOF, the parties have executed this
Agreement on the dates set forth below.

                                         COMPANY:

                                         ORALABS, INC., a Colorado corporation

                                         2901 South Tejon Street

Englewood, Colorado 80110

         Address

                                 By: /s/
                                     ------------------------------
                                     Director

                                 Date:______________________________________


                                 EMPLOYEE:

                                 /s/ Gary Schlatter
                                 ------------------------------------------
                                 Gary Schlatter

                                 4904 South Elizabeth Circle
                                    Englewood, Colorado 80110
                                 Address

                                 ------------------------------------------
                                 Date

                                  EXHIBIT 31.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary H. Schlatter, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Company;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: August 14, 2003                        By: /s/ Gary H. Schlatter
                                                  ---------------------
                                              Gary H. Schlatter, President

                                  EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Emile J. Jordan, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Company;

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

           a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           c) disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: August 14, 2003             By: /s/ Emile J. Jordan
                                       -------------------
                                   Emile J. Jordan, Chief Financial Officer

                                   EXHIBIT 32
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of OraLabs Holding Corp. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") We, Gary H. Schlatter, Chief Executive Officer of the Company, and Emile J Jordan, Chief Financial Office of the Company, certify, pursuant to 18 USC SS. 1350, as adopted pursuant to SS. 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

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




                /s/ Gary H. Schlatter
                ------------------------------------------
                Gary H. Schlatter, Chief Executive Officer


                /s/ Emile J Jordan
                ------------------------------------------
                Emile J Jordan, Chief Financial Officer



Dated August 14, 2003