Form 10QSB
period 2003-09-30
ORALABS HOLDING CORP
filed 2003-11-19
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    |X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

               For the quarterly period ended: September 30, 2003
                                       or

    |_| Transition Report Pursuance to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                        For the transition period from to

                        Commission File Number: 000-23039

                              ORALABS HOLDING CORP.


        (Exact name of small business issuer as specified in its charter)



                  Colorado                                 14-1623047
        -------------------------------                 -----------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


    2901 South Tejon, Englewood, Colorado                     80110
   --------------------------------------                    --------
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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2003 Issuer had 9,160,755 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No


                                Table of Contents
                                -----------------

Part I.      Financial Information
  Item 1.   Financial Statements                                           Page
                                                                           ----
         Consolidated Balance Sheets as of September 30, 2003
           (Unaudited) And December 31, 2002.................................2

         Consolidated Statements of Operations Three Months
           And Nine Months Ended September 30, 2003  and 2002
          (Unaudited)........................................................3

         Consolidated Statement of Stockholders' Equity from
          December 31, 2002 Through September 30, 2003  (Unaudited)..........4

         Consolidated Statements of Cash Flows, Nine Months Ended
           September 30, 2003  and 2002 (Unaudited)..........................5

         Notes to Consolidated Financial Statements......................6 - 8

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations..................................9 -11

  Item 3.   Controls and Procedures.........................................12


Part II.     Other Information ..........................................13-15




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                              September 30, 2003   December 31, 2002
                                                                                  Unaudited
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and cash equivalents                                                   $2,177,486           $2,677,607
    Accounts receivable, net of allowance for doubtful accounts
     of $271,467 and $359,201 respectively                                       2,477,920            1,793,037
    Inventory                                                                    2,413,952            2,003,542
    Deferred income taxes                                                          211,124              305,428
    Prepaid expenses                                                               109,658              143,068
    Deposits                                                                       182,417              128,768
                                                                                ----------           ----------
        Total Current Assets                                                     7,572,557            7,051,450

Property and equipment at cost, net                                              1,148,215            1,234,893
Long Term Deferred Taxes                                                            30,273               32,383
                                                                                ----------           ----------

Total Assets                                                                     8,751,045            8,318,726
                                                                                ===============================


Liabilities and Stockholders' Equity

Current Liabilities
      Accounts Payable                                                             747,092              407,701
      Accrued liabilities                                                          285,001              305,189
      Notes Payable-Current                                                         22,874               22,349
      Reserve for Returns                                                          501,302              539,118
      Income taxes payable                                                         191,088              270,090
                                                                                ----------           ----------

          Total current liabilities                                              1,747,357            1,544,447

Long Term Liabilities
      Note Payable                                                                  31,756               48,054
                                                                                 ---------            ---------

          Total long term liabilities                                               31,756               48,054

Total liabilities                                                                1,779,113            1,592,501
                                                                                ----------           ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.001 par value; 100,000,000 shares authorized,
   9,160,755 issued and outstanding at the end of both periods                       9,160                9,160
Additional paid -in capital                                                      1,216,905            1,216,905
Retained Earnings                                                                5,745,867            5,500,160
                                                                                ----------           ----------
Total stockholders' equity                                                       6,971,932            6,726,225
                                                                                ----------           ----------

Total liabilities and stockholders' equity                                      $8,751,045            8,318,726
                                                                                ===============================

---------------------------------------------------------------------------------------------------------------

                                          See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
  Three Months and Nine Months ended September 30, 2003 and September 30, 2002
                                    Unaudited

====================================================================================================
                                                   Three Months Ended           Nine Months Ended
                                                 09/30/03      09/30/02      09/30/03      09/30/02
-----------------------------------------------=====================================================
Revenues:
  Product sales                                $ 2,948,328   $ 3,452,786   $10,663,160   $10,381,963
                                               -----------   -----------   -----------   -----------
Total Revenues                                   2,948,328     3,452,786    10,663,160    10,381,963
                                               -----------   -----------   -----------   -----------
   Cost of Sales                                 1,930,949     2,231,573     7,070,861     6,871,820
                                               -----------   -----------   -----------   -----------
Gross profit                                     1,017,379     1,221,213     3,592,299     3,510,143
                                               -----------   -----------   -----------   -----------
Operating Expenses:
  Engineering                                       61,262        96,530       185,114       297,042
  Selling and marketing costs                      265,646       389,025     1,188,470     1,226,018
  General and administrative                       549,386       469,703     1,742,693     1,402,407
  Other                                              7,578         1,805        22,893        20,567
                                               -----------   -----------   -----------   -----------
Total operating expenses                           883,872       957,063     3,139,170     2,946,034
                                               -----------   -----------   -----------   -----------

Net Operating Income                               133,507       264,150       453,129       564,109
Other Income (expense)                             (65,207)                    (65,441)
   Interest and other income                         5,486        17,082        25,455        65,142
                                               -----------   -----------   -----------   -----------
Total other income (expense)                       (59,721)       17,082       (39,986)       65,142
                                               -----------   -----------   -----------   -----------

Net income before provision for income taxes        73,786       281,232       413,143       629,251


Provision for  income taxes
   Current                                          40,355        73,192       167,436       200,315
                                               -----------   -----------   -----------   -----------
   Deferred                                           ---         ---           ---           ---
                                               -----------   -----------   -----------   -----------

Net Income                                     $    33,431   $   208,040   $   245,707   $   428,936
                                               ===========   ===========   ===========   ===========

Basic income per common share                  $       .00   $       .02   $       .03   $       .05
                                               ===========   ===========   ===========   ===========
Weighted average shares outstanding              9,160,755     9,160,755     9,160,755     9,160,755
                                               ===========   ===========   ===========   ===========
Diluted income per share                       $       .00   $       .02   $       .03   $       .05
                                               ===========   ===========   ===========   ===========
Diluted weighted average shares outstanding      9,160,755     9,160,755     9,160,755     9,198,370
                                               ===========   ===========   ===========   ===========

=====================================================================================================

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                  For the Nine months ended September 30, 2003
                                    Unaudited

==========================================================================================================================
                                                                                         Addl.
                                  Preferred     Stock        Common       Stock         Paid-In     Retained
                                   Shares       Amount       Shares       Amount        Capital     Earnings      Total
------------------------------   ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at Dec. 31, 2002                                    9,160,755   $     9,160   $1,216,905   $5,500,160     $6,726,225


Net Income                                                                                            245,707      245,707

                                 ----------   ----------   ----------   -----------   ----------   ----------   ----------
Balance at September 30,
2003                                                        9,160,755   $     9,160   $1,216,905   $5,745,867   $6,971,932
==========================================================================================================================

                                      See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES


                    Consolidated Statements of Cash Flow For
                the Nine months ended September 30, 2003 and 2002
                                    Unaudited

================================================================================================================
                                                                                                Nine
                                                                                      Months Ended September 30
                                                                                         2003           2002
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net Income                                                                            $  245,707     $  428,936
                                                                                      ----------     ----------
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
 Depreciation                                                                            314,106        317,019
 Allowance for Doubtful Accounts
216,592
 Changes in assets and liabilities:
 Other current assets                                                                    (20,239)         7,346
 Accounts receivable                                                                    (901,475)       272,056
 Prepaid taxes                                                                            96,414
 Inventory                                                                              (410,409)      ( 24,004)
 Accounts payable                                                                        339,391       (329,032)
 Accrued expenses                                                                       ( 20,189)        83,457
 Reserve for returns                                                                    ( 37,816)      ( 32,783)
 Income taxes payable                                                                   ( 79,001)      ( 78,047)
                                                                                      ----------     ----------
Net cash (used in) provided by operating activities                                     (256,919)       644,948
                                                                                      ----------     ----------
Cash from investing activities
  Investment in property and equipment                                                  (227,427)      (231,344)
  Deposit
                                                                                        ----------     ----------
  Net Cash (used in) investing activities                                               (227,427)      (231,344)
                                                                                        ----------     ----------
Cash flows from financing activities
   Payments on Long Term Debt                                                            (15,775)       (  4,144)
                                                                                       ----------     ----------
Net cash (used in) provided by financing activities                                      (15,775)       (  4,144)
                                                                                       ----------     ----------

Net Increase (decrease) in cash and cash equivalents                                    (500,121)       409,460
Cash and cash equivalents, beginning of the period                                     2,677,607      2,273,838
                                                                                      ----------     ----------
Cash and cash equivalents, end of the period                                          $2,177,486     $2,683,298
                                                                                      ==========     ==========
Supplemental disclosures of cash flow information:

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


                                            See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2002 (the "2002 Form 10-KSB") of Oralabs Holding Corp. and Subsidiaries (the "Company").

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

Note 2 - Property and Equipment

Property and equipment consisted of the following:



Machinery and equipment:
------------------------

===================================================================
                                                 September 30, 2003
-------------------------------------------------------------------
Machinery and equipment                                  $1,960,011
Leasehold Improvements                                      750,439
                                                         ----------
                                                          2,710,450
                                                         ----------
Less accumulated depreciation                            (1,562,235)
                                                         ----------
                                                         $1,148,215
                                                         ==========



Note 3 - Line-of-Credit

The Company has a line-of-credit agreement with a bank in the amount of $2,000,000, which expires September 2004. As of September 30, 2003, the Company had available the entire $2,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

Note 4 - Reserve for Returns and Allowances

The Company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30, 2003 and September 30, 2002 is $501,302 and $392,814 respectively.


                      ORALABS HOLDING CORP AND SUBSIDIARIES


Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:

For the Three Months Ended September 30, 2003
======================================================================================================
                                                         Income         Shares
                                                       (Numerator)   (Denominator)   Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $  33,431

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ---------         ---------
Income available to stockholders                       $  33,431         9,160,755          $      .00
                                                                                            ==========

Effect of Dilutive Common Stock Options

Diluted EPS
                                                       ---------         ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $  33,431         9,160,755          $      .00
                                                       =========         =========          ==========




======================================================================================================


For the Three Months Ended September 30, 2002
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)
Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $ 208,040

Basic EPS
    Weighted average beginning shares outstanding                        9,160,755

                                                       ---------         ---------
Income available to stockholders                       $ 208,040         9,160,755          $     .02
                                                                                            =========

Effect of Dilutive Common Stock Options
Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $ 208,040         9,160,755          $     .02
                                                       =========         =========          =========


                      ORALABS HOLDING CORP AND SUBSIDIARIES


 For the Nine Months Ended September 30, 2003
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $ 245,707

Basic EPS
   Weighted average beginning shares outstanding                         9,160,755

                                                       ----------        ---------
Income available to stockholders                       $ 245,707         9,160,755          $      .03
                                                                                            ==========

Effect of Dilutive Common Stock Options

Diluted EPS
                                                       ----------        ---------          ----------
    Income available to common stockholders
       Plus assumed conversions                        $ 245,707         9,160,755          $      .03
                                                       ==========        =========          ==========




======================================================================================================


For the Nine Months Ended September 30, 2002
======================================================================================================
                                                         Income           Shares
                                                       (Numerator) (Denominator)    Per Share Amt
------------------------------------------------------------------------------------------------------
Net Income                                             $ 428,936
Basic EPS
    Weighted average beginning shares outstanding                        9,160,755
                                                       ---------         ---------
Income available to stockholders                       $ 428,936         9,160,755          $     .05
                                                                                             =========

Effect of Dilutive Common Stock Options                                     37,615

Diluted EPS
                                                       ---------         ---------          ---------
     Income available to common stockholders
       Plus assumed conversions                        $ 428,936         9,198,370        $      .05
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


======================================================================================================


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2003. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending September 30, 2003 as compared with the three month period ending September 30, 2002.

Product sales decreased $504,458 or 15%. Please refer to gross profit below for explanation.

Gross profit decreased $203,834. As a percentage of sales gross profit was 35% for both periods. Since gross profit percentage was equal the significant impact to gross profit comes from decreased revenues. One major customer had a promotional display for this period in year 2002 that they did not repeat in year 2003, and another major customer deferred a couple of promotional orders from the third quarter of year 2003 to the fourth quarter of 2003.

Engineering decreased $35,268. The decrease is primarily due to a temporary reduction in staffing.

Selling and marketing decreased $123,379. The decrease can be attributed to a reduction in Sales Commissions of approximately $107,000 due to the combination of reduced revenues and a significant amount of non-commissioned sales by the President of the Company. Also, Advertising expenses decreased approximately $42,000.

Other Income/Expense decreased $76,803. This decrease is substantially due to initial costs associated with the move to a new facility.

Provisions for income taxes decreased $32,837. This decrease is as a result of reduced net taxable income.

Net income decreased by $174,609 or 84% as explained by the above activities. As a percentage of sales, net operating income, which excludes Interest, Other Income and Income taxes, increased from 8% to 5%.

Results of Operations. For the nine month period ending September 30, 2003 as compared with the nine month period ending September 30, 2002.

Product sales increased $281,197 or 3%. Please refer to the Trends section for a detailed explanation.

Gross profit increased $82,156. As a percentage of sales gross profit was 34% for both periods. Gross profit percentage was equal and the increase in revenues is a modest 3%, therefore gross profit for this nine month comparison has not been materially impacted.

Engineering decreased $111,928. The decrease is primarily due to a temporary decrease in staffing.

Selling and marketing decreased $37,547. The decrease can be attributed to a reduction in Sales Commissions due to the combination of reduced revenues and a significant amount of non-commissioned sales by the President of the Company.

General and administrative expenses increased $340,286. The increase can be substantially attributed to Salaries and related payroll expenses due in large part to additional staffing.

Other Income/Expense decreased $105,128. This decrease is substantially due to initial costs associated with the move to a new facility and to a lesser degree reduced interest income and royalties.

Net income decreased by $183,229 or 43 % as explained by the above activities. As a percentage of sales net operating income, which excludes Interest, Other Income and Income taxes, decreased from 5% to 4%.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2003 compared to December 31, 2002.

At September 30, 2003, the Company had $2,177,486 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Accounts receivable increased $684,883. There were timing differences which created increased receivables as of September 30, 2003 compared to December 31, 2002. In addition, approximately $175,000 of the aged receivables is from a customer, some of whose assets will be purchased by the Company in consideration for the write-off of the receivables.

Inventory increased $410,410. The Company invested in materials for a lip balm product primarily sold in specialty stores that is being introduced into mass retail, and the Company expanded purchasing for anticipated growth in the fourth quarter.

Prepaid expenses decreased $33,410. The decrease is due primarily to the expiration of an agreement for advertising which expired during the third quarter of year 2003 .

Deposits increased $53,649. The Company made additional deposits used to pay for inventory to be received in the fourth quarter.

Accounts payable increased $339,393. This is substantially due to the timing of invoices and payments to high volume vendors, which had the effect of the Company holding larger balances at the end of 2002 as compared to the end of third quarter 2003 on its Trade payables.



Income taxes payable decreased $79,002. This decrease was significantly from tax payments made in June, 2003 in combination with reduced liability as it relates to reduced net income before tax.

Retained earnings increased $245,705 as a result of net income.

Trends. Lip balm revenues increased to $8,691,889 in the first nine months of 2003 as compared to $8,195,118 in the first nine months of 2002, or a 6% increase. Third quarter sales for year 2003 were lower than for the same period in year 2002. The move into a larger and better equipped facility will be accomplished in stages and actually enhance growth in the fourth quarter and beyond. That coupled with increased promotional orders and anticipated success with replenishment items with designated retail space give cause for optimism of sustained growth. The Company is in the process of aggressively pursuing increased business to take advantage of the new facility, but still can not predict with certainty what growth will take place or if and when it may occur.

Sales of sour drops and breath fresheners were $1,779,035 in the first nine months of 2003 as compared to $1,852,210 in the first nine months of 2002, or a 4% decrease. Although a new combo pack of sour drops and sour candy produced an approximately $120,000 in additional revenue in the third quarter of year 2003 it was not significant enough to have a material impact on this category. It is still too soon to predict the success or failure of this new product. Other products in this category remain fairly consistent without much change in revenue anticipated.

The nutritional supplements, on a relatively smaller scale, showed decline in revenue. Revenues were $466,421 in the first nine months of 2003 as compared to $434,632 in the first nine months of 2002, or a 7% increase. Fluctuations in this category from quarter to quarter have not been significant and there is no major growth or decline expected.

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

Item 3.  Controls and Procedures


Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, The Company did experience turnover in selected accounting personnel during the quarter coupled with activities related to moving the corporate facilities during that same time period. During that period the operation of internal control systems were such that our system failed to generate accurate financial information on a timely basis. The major areas affected were inventory and accounts receivable and their related income statement accounts. Subsequent to September 30, 2003 management corrected the weaknesses in the operation of our internal control systems and will continue to monitor them.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information. Effective September 4, 2003, the Company's Subsidiary entered into a Lease for office warehouse space. The Landlord is an affiliate of Gary H. Schlatter. The Company's Subsidiary has been seeking a larger space in which it could consolidate its operations that are currently being conducted at two separate facilities. At such time as the Company's Subsidiary vacates each of the current facilities, which are also leased from Gary H. Schlatter directly or from an affiliate of his, the Company's Subsidiary will be relieved of any remaining obligations under those leases. The Company's Subsidiary is leasing approximately 88,000 rentable square feet in the new facility, compared to a total number of approximately 40,000 square feet that was being leased under the two former leases. The Company believes that its rental rate is comparable to that which would be paid to an unaffiliated party. The Company expects that the relocation will be completed by the end of February 2004.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



Exhibit
No.           Description
-------       -----------
4(1)          Specimen Certificate for Common Stock
10.1(1)       1997 Stock Plan
10.2(1)       1997 Non-Employee Directors' Option Plan
10.4(1)       Form of Stock Option Grant under 1997 Non-Employee Directors'
              Option Plan
10.5(i)(2)    Business Lease Between the Company's Subsidiary and
              Gary Schlatter (September 1, 2000)
10.5(ii)(3)   Amended Business Lease Between the Company's Subsidiary
              and 2780 South Raritan, LLC effective October 15, 2000.
10.5(iii)(4)  Lease between the Company's Subsidiary and 18501 East Plaza Drive,
              LLC dated September 4, 2003
10.10(5)      Amended and Restated Employment Agreement Between the
              Company's Subsidiary and Gary Schlatter dated May 1, 2003.
11            No statement re: computation of per share earnings is
              required since such computation can be clearly determined from the material contained in this Report on Form
              10-QSB
31.1(4)       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter

31.2(4) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Emile J Jordan
32(4) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter and Emile J Jordan

1 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
2 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
3 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.
4    Filed herewith.
5. Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2003.

(b) Reports on Form 8-K were filed on August 14, 2003, August 28, 2003 and September 30, 2003 during the quarter reported upon in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ORALABS HOLDING CORP.


                                          By: /s/ Gary H. Schlatter
                                             ----------------------------------
                                                  Gary H. Schlatter, President

                                          By: /s/ Emile J. Jordan
                                             ----------------------------------
                                                  Emile J. Jordan, Chief
                                                  Financial Officer

Dated November 19, 2003

                                  Exhibit Index


Exhibit
No.         Description
-------     -----------
10.5(iii)   Lease between the Company's Subsidiary and 18501 East Plaza Drive,
            LLC dated September 4, 2003
31.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
31.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Emile J Jordan
32          Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter and Emile J Jordan