Form 10KSB
period 2003-12-31
ORALABS HOLDING CORP
filed 2004-04-14
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31,2003

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to

Commission File Number: 000-23039

                              ORALABS HOLDING CORP.

                 (Name of small business issuer in its charter)



              Colorado                                           14-1623047
--------------------------------------------                --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

18685 East Plaza Drive, Parker, Colorado                            80134
--------------------------------------------                --------------------
 (Address of principal executive offices)                         (Zip Code)


                   (Issuer's telephone number: (303) 783-9499

              Securities registered under Section 12(b) of the Act:



    Title of each class                                  Name of each exchange
           None                                          on which registered
--------------------------------------------


              Securities registered under Section 12(g) of the Act:

                    Common Shares, par value $0.001 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year: $14,068,220

As of March 23, 2004, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date was approximately $1,466,148.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 23, 2004, there were 4,580,615 shares of common stock outstanding.

Documents incorporated by reference. Portions of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the Annual Meeting of Stockholders of the Company to be held on May 25, 2004 (the "2004 Definitive Proxy Statement"), which will be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates, are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (Check one):

                                                             Yes ___ No X

                                     PART I
Business Development. On May 1, 1997, OraLabs, Inc., a privately held company, became a wholly owned subsidiary of SSI Capital Corp. (the predecessor of the Company). SSI Capital Corp. subsequently merged with OraLabs Holding Corp., with OraLabs Holding Corp. becoming the surviving company. As a result of these transactions, the Company is the sole stockholder of OraLabs, Inc. The term "Company" or "OraLabs" will mean OraLabs Holding Corp., successor to SSI Capital Corp., and except where otherwise indicated, all discussions of the business of the Company includes the business of OraLabs, Inc. (the "Subsidiary").

The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. In 1992, in order to expand the product line, the Subsidiary's developed what became known as its flagship product, Ice Drops(R). Ice Drops are breath drop product sold in a small plastic bottle and introduced as an alternative to breath sprays and candy breath mints.

In 1999 the Company introduced its own brands of lip balm in traditional twist stick containers. The brands currently being marketed consist of Essential Lip Moisture(TM), Lip Naturals(TM), Chap Ice(R), Soothe & Shine(TM), and Lip Rageous
(R). These brands are sold in traditional twist up containers and the Company's patented mini-container, which was introduced in 1996. The Company also sells lip balms and glosses in unique new containers and hopes to be able to continue to distinguish itself from competition by innovative packaging.

In 2003 the Company acquired certain assets of Symbiosis, Inc. These assets included, but were not limited to, intellectual property consisting of trade names Leashables(TM) and Chapgrip(R) and a patent for a lip balm holder.

The nutritional supplement brands contribute less than 5 % of the Company's revenues. The Company is not planning any material changes to this part of the business.

In addition, the Company has engaged in negotiations with other businesses and from time to time contacts persons involved in corporate finance matters to determine if there are businesses interested in a merger or other acquisition of or combination with the Company.

Business of the Company.
------------------------

Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in the USA nationally as well as numerous foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops and sprays under the brand name Ice Drops(R) and Sour Zone(TM) brand sour drops and sour sprays; lip balm products under the names Lip Rageous(R), Chap Ice(R), Lip Naturals(TM), Lip Rageous Glitters(TM), Essential Lip Moisture(TM) and Soothe & Shine(TM), as well as private label names; nutritional supplement and related products consisting of 5-HTP and Cheat & Lean(TM).

In general, the Company's distribution still covers the same markets that it always has. As has been the case in recent years, sales and promotional expenses were predominantly to large retailers. The Company believes that the lip balm category will continue to be the Company's primary business. The Company has established itself as a viable competitor in the lip balm business, deriving 80% of its revenue from this category. This is a category that the Company believes can resume a growth in sales. However, it is possible that competitive pressures could further erode margins and increase promotional costs and selling expenses for the Company.

The sales of breath freshener and sour candies increased in year 2003. Convenience store and vending distribution has stayed somewhat stable, while dollar store distribution has varied significantly from year to year. This market remains very important and viable to the future of the Company. The Company's distribution network provides continual opportunities for sales of its breath freshening and sour candies products.

The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products that fill niches. The price/value marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established.

The Company believes that nutritional supplement sales will remain less than 5% part of its overall revenue. The Company is not planning any material changes to its nutritional supplement marketing plan.

The Company's products and packaging continue to be conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Parker, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors. However, the Company has purchased some high speed filling and labeling equipment in order to help with capacities for well established products.

Products Launched in 2003. The Company added a new lip balm brand, Soothe & Shine(TM). Also, brand extensions with different types of innovative, creative packaging were added.

Competitive Business Conditions. Competition from major branded competitors in the mass retail segment as well as private label manufacturing continues to be very significant.

With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. The Company believes that its primary competitive products are Binaca(R) and Sweet Breath(R). However, if one considers candy breath mints as competition for the same group of products, the Company believes that there are more than 50 competitors. Most candy breath mint companies have introduced what are known as "power mints." This has hurt the sales of Ice Drops(R) Breath Freshener. Most of these mint brands now offer a breath freshener as powerful as Ice Drops(R). The newest entry in the breath freshening business is a breath strip, introduced by Listerine and Wrigley. In some cases this has displaced many more traditional breath fresheners, including Ice Drops(R). The category appears to be growing so the Company expects that the field will become even more competitive.

With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex(R), and the balance of the market consists of more than 50 different brands. It is estimated that there are only ten to twenty viable competitors from a manufacturing standpoint. Most of the competitors are also trying to introduce new products as a means of growth and market share. The retail stores have (for the most part) a finite amount of space, so getting new slots in retail stores can be a challenge.

The Company has sought to anticipate competition for its breath freshener and lip balm products by the distinguishing size and packaging of its products, as well as by competing with respect to pricing. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement of a competitor's products at retail locations may nullify or reduce whatever competitive advantage the Company's products have. Strong national brands are very difficult to displace and compete against. The price/value positioning and niche marketing opportunities are where the Company is focused.

With respect to nutritional supplement products, competition in this industry is very broad based. The Company has followed its strategy of maintaining a very narrowly focused effort for the products that it has determined to be financially viable. The Company determined that a broad base in this category is not a part of its plan at this time. It is also the Company's expectation that there will also be more and tighter regulation by the government in the future, making it more expensive to do business in this segment (see "Government Regulation" below).

Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials at comparable prices to the extent that an existing business relationship terminates.

Dependence upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, the Company had two major customers that accounted for approximately $ 1,644,000 approximately $ 1,199,000 respectively, or 12% and 8% of net sales for the year 2003. The Company is always at risk of its customers filing for bankruptcy or liquidation or being dropped by a major customer. This has happened in the past and could happen again in the future.

Patents, Trademarks, Licenses, Franchises and Concessions. Although there can be no assurance of proprietary protection respecting pending patents, patents and trademarks held by the Company (see, "Cautionary Statement Regarding Forward-Looking Statements, No Assurance of Proprietary Protection"), and although the Company intends to vigorously seek to enforce and protect its proprietary rights, the Company does not believe that the loss of any such proprietary right would in and of itself, adversely affect the Company in a material manner. Oralabs, Inc. is a plaintiff in litigation it commenced to assert a violation of some of its intellectual property (see Item 3, "Legal Proceedings").

Seasonality. The demand for the Company's lip balm products tends to increase during the cold, dry weather months, but the inclusion of sun block in some of the lip balm products may tend to even out sales during the year. Even though the sun block products help, sales of lip balm are still considered to be 50-70% seasonal.

Practices of the Company in the Industry. The Company's typical practices with respect to all of its products are to keep adequate inventory on hand for shipments within the required time frame to meet orders. The Company generally extends credit on purchases for a term of 30-90 days after shipment. The Company does not typically formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise. The Company estimates and records a reserve for returns upon sale. The Company also expects, as it is common practice in the industry, for retailers to take deductions for "un-saleable product", which are its products that have either been returned by a customer to the retailer or for which the packaging has somehow become un-saleable in the retailer's sole discretion. These deductions are usually more expensive to try to resolve than to simply accept the deduction, even if the Company does not agree.

Managing Manufacturing and Growth. The Company has done several things to position itself for growth in 2004 and for years to follow. In positioning for growth the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. The Company previously conducted its business from two separate facilities, but now the Company has moved into a single facility that will more than double its space. The Company believes that this will permit it to obtain efficiencies in its production but it will be at a substantially increased facilities cost. That additional overhead could negatively impact the Company's ability to earn a profit or cause it to lose money, which was a partial contributor to the decrease in income in 2003. See Trends section in Management Discussion and Analysis.

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

In February 1997, the FDA issued a Proposed Rule entitled, "CGMP in Manufacturing, Packing, or Holding Dietary Supplements," which proposes current, good manufacturing practices (i.e., "CGMPs") specific to dietary supplements and dietary supplement ingredients. This Proposed Rule, if finalized, would have required some of the quality control provisions contained in the CGMPs for drugs. On March 13, 2003, the FDA published a proposed rule in the Federal Register which proposes comprehensive CGMPs for the manufacturing, packing and holding of dietary supplements, to help reduce risks seen by the FDA that are associated with adulterated or misbranded dietary supplement products. The FDA accepted public comments on the proposed CGMPs until August 11, 2003; but the FDA has not promulgated final CGMPs. The minimum standards include requirements for the design and construction of physical plants that are intended to facilitate maintenance, cleaning, and proper manufacturing operations, for quality control procedures, for testing final product or incoming and in-process materials, for handling consumer complaints, and for maintaining records.

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

Costs and Expenses of Compliance with Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2004.

Number of Employees. The approximate number of employees working for the company as of the end of fiscal year 2003 was 153.

Item 2. Description of Property.

The Company's headquarters are located in an office-warehouse building of approximately 88,000 square feet located in Parker, Colorado, which the Company leases from an affiliate of the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing and warehouse facilities. The Company's lease expires in September 30, 2006, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. The Company was in the process of relocating from its previous facilities at year end 2003, and as of the date of this report, the relocation has been substantially completed. (See "Certain Relationships and Related Transactions" incorporated by reference to the 2004 Definitive Proxy Statement.)

Item 3. Legal Proceedings.

Oralabs, Inc. is a party to a legal proceeding that was brought in the Circuit Court of the First Judicial District of Heinz County, Mississippi that was served on the Company on February 26, 2004. The litigation was brought by individuals who allege that a five-year-old child ingested a portion of a bottle that allegedly was manufactured by Oralabs, Inc. for one of its products. The product was not specified in the complaint. The complaint alleges that the minor child suffered permanent injuries and damages as a result of the ingestion of the portion of the bottle, and the plaintiffs claim compensatory damages in an unstated amount and punitive damages in the amount of $1,925,000. Oralabs, Inc.'s insurance company is tendering a defense, although punitive damages would not be covered by the insurance policy. Oralabs, Inc. intends to vigorously defend the suit and believes that it has no liability to the plaintiffs. If a significant uninsured judgement is awarded against Oralabs, Inc., it could put an extreme financial strain upon it.

Oralabs, Inc. is also party to a legal proceeding that it commenced as plaintiff in the United States District Court for the District of Colorado against Molded Container Corp. d/b/a The Humphrey Line, an Oregon corporation. The case was filed on December 29, 2003 and claims that the defendant is infringing certain intellectual property acquired by Oralabs, Inc. from a third party, and also asserts claims under Colorado law for deceptive trade practices and misappropriation of business values. In response, the defendant is seeking a declaration that the patents are not infringed, are unenforceable and are invalid, and in the event that the defendant prevails, Oralabs, Inc. likely will be obligated to pay certain court approved costs of the defendant and may be obligated to pay the attorneys fees involved in the litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of the Company's stockholders was held on December 15, 2003, at which time approval of a one-for-two reverse stock split was approved by a vote of 7,258,700 shares in favor and none opposed.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 2002and 2003. The source of such information is as reported by NASDAQ. All of the following prices and numbers of shares have been adjusted to give effect to the one-for-two reverse stock split adopted by the Company on December 16, 2003.


                                      Reported High Bid        Reported Low Bid
                                      -----------------        ----------------

First quarter, fiscal 2002                  $2.50                   $2.02
Second quarter, fiscal 2002                 $2.56                   $1.94
Third quarter,fiscal 2002                   $2.12                   $1.02
Fourth quarter, fiscal 2002                 $1.50                   $0.92
First quarter, fiscal 2003                  $1.76                   $1.16
Second quarter, fiscal 2003                 $1.56                   $1.04
Third quarter, fiscal 2003                  $1.98                   $1.06
Fourth quarter, fiscal 2003                 $1.96                   $1.50



The quotations reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not necessarily present actual transactions.

(ii) Disclosure of Equity Compensation Plans. The Company maintains the 1997 Stock Plan (the "ISOP Plan"), pursuant to which the Company granted 250,000 stock options to employees in 1997. The Company also maintains the 1997 Non-Employee Directors' Option Plan ("Director Plan") under which the Company makes an initial grant of 10,000 options and annual grants thereafter of 2,500 options to its non-employee directors, subject to the provisions of the plan.

                 Number of securities   Weighted-average    Number of securities
                  to be issued upon     exercise price of    remaining available
Plan Category        exercise of           outstanding       for future issuance
                     outstanding        options, warrants        under equity
                  options, warrants       and rights ($)      compensation plans
                    and rights (#)
                 --------------------  -------------------  --------------------
Equity
compensation           210,900               $2.00                    0
plans approved
by shareholders

Equity
compensation
plans not              40,000                $2.97                 60,000
approved by
shareholders

Total                  250,900               $2.15                 60,000


(b) As of March 23, 2004, there were approximately 897 record holders of the common stock of the Company.

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

Allowance for Doubtful Accounts

Although the Company believes that it has strict credit policies, it is not unusual, in the normal course of business, for the a customer to file for bankruptcy or not pay for product purchased from the Company. The Company has estimated an allowance based upon current balances and historical information which is considered an operating expense. This estimate is subject to judgment and could vary based on the customer mix in the future.

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

Results of Operations. For the period ending December 31, 2003 as compared with the period ending December 31, 2002.

Product sales decreased $80,879. Please refer to the Trends section for a detailed explanation.

Cost of goods sold decreased by $72,768. As a percentage of sales, gross profit stabilized at 2002 levels of 32%. An increase in overhead of approximately $140,000 related to the new facility, an increase of freight costs of approximately $40,000, and an increase in regulatory product testing of approximately $80,000 were offset by decreases in labor of approximately $265,000, a decrease in raw materials costs of approximately $40,000, and a decrease of approximately $30,000 in obsolete inventory written off during the year. The Company anticipates some efficiencies in manufacturing due to reduced labor costs; favorable selling prices from custom packaging that should see growth in year 2004 and a larger concentration of lip balm sales going to value priced brands to compete with more expensive, more advertised brands. These efficiencies will be offset by costs to continue to provide retailers superior quality and by increased overhead rates related to the new facility which will cause gross profit to remain relatively close to 2002 and 2003 levels.

Engineering increased $96,278 or 62 %, the increase is due to an increase in labor costs related in large part to modifications to lip balm filling lines to make them able to operate in the new facility. The Company anticipates comparable levels of costs in year 2004 to that of year 2003 as machinery development will likely continue throughout the year.

Selling and marketing decreased $53,416 or 3%. Commissions to sales staff decreased approximately $219,000 as compensation methodology was changed; the Company expects sales compensation to remain the same as a percentage of sales. Advertising decreased approximately $143,000 as the Company eliminated advertising in trade publications in favor of focusing on point of sale promotions and lower selling prices. The Company plans to continue this approach. A portion of bad debts in year 2003, in the amount of approximately $230,000, was related to receivables written off in conjunction with the acquisition of assets of one of the Company's customers. The remainder of the increase of Bad debts, approximately $100,000, was due primarily to a customer who declared bankruptcy during 2003.

General and administrative expenses increased $492,034 or 24%. An increase in salaries of approximately $275,000 was largely due to additional staffing for accounting and information technology and to a lesser extent to increased salaries. The Company anticipates a modest increase in salaries in year 2004. Legal fees increased approximately $68,000 due to in large part to fees involving patent and trademark issues and other corporate legal services. The Company anticipates comparable professional fees in year 2004. Moving expenses of approximately $134,000 primarily consisted of rents for the new facility prior to occupancy due to needing to secure a lease on the facility and other minor costs related to the move.

Other operating expenses increased by $325,449, which was primarily due to approximately $308,000 loss on abandonment of leasehold improvements to the two Englewood, CO facilities, one of which is still being occupied and the other vacated in February, 2004. In year 2004, the Company may declare obsolete and replace machinery valued from $100,000 to $300,000 if it cannot be brought up to operating requirements.

Interest and other income increased $72,008 or 88%. The increase was due to state income tax credits of approximately $108,000 received in year 2003 related to prior periods. This was offset by approximately $36,000 of decreases to royalty income, interest income, other income, and capital gain on sale of assets. The Company anticipates Interest and other income will be significantly less in 2004 as the state income tax credits is not a recurring event.

Other expenses increased by $75,993 as approximately $69,000 was for costs related to manufacturing, distribution and marketing in a foreign country. The Company does not anticipate significant Other expenses in year 2004, but cannot guarantee against any unforeseen extraordinary events.

Net income decreased by $430,709 or 100% resulting in net income of $1,222 for year 2003 as explained by the above activities. Additionally, as a percentage of sales, net operating income decreased from 5% in year 2002 to 1% in year 2003 as explained by the above activities.

Liquidity and Capital Resources.

At December 31, 2003, the Company had $2,561,108 of cash and a current ratio of approximately 5 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities was $282,706 consisting of the following items:

Accounts Receivable, net of Allowance for doubtful accounts, increased $103,635. Receivables increased $159,856 due to timing differences while allowances were increased $56,221. The Company believes there are adequate allowances given the more than 1,000 active customers and only one customer with over 10% of the revenues, that being 12%. (See, "Allowance for Doubtful Accounts" above).

Inventory increased $418,610 as the Company carried approximately $267,536 more of raw materials to increase stock levels of high usage items and reduced exposure to potential timely vendor supply issues; approximately $21,000 more in work in process; approximately $87,391 more in cost of overhead due in large part to expanded facilities; and approximately $42,000 for cost of labor allocated to inventory. The Company anticipates inventory levels to remain near year-end numbers, but to increase work in process and finished goods while reducing raw materials to capitalize on the warehousing capabilities in the new facility and to be better equipped to ship customers with short lead times.

Income tax payable decreased $513,077 as Income taxes payable decreased $270,089 and Income taxes receivable increased $242,988 as it relates to income taxes paid. The Company anticipates returning to a profitable position in year 2004 and applying the credit towards that net income.

Deferred tax liability and asset increased $224,470. Deferred tax liability long-term increased $41,611; Deferred tax asset long-term increased $32,383; and Deferred tax asset - current decreased $150,476. This is attributed to timing differences in the treatment of deductions for book verses tax income.

Prepaid expenses and Deposits decreased $10,531 substantially as the result of a smaller deposit on production materials being produced abroad specifically for the Company by a third party manufacturer. The Company does not anticipate any significant changes in Prepaid expenses or Deposits during year 2004.

Accounts payable increased $637,566. This is due to a change in timing of disbursements to vendors. The Company had been paying substantial portions of payables within ten days to take advantage of early pay discounts, but changed to paying based on vendor invoice due dates because of a reduction in operating cash balances. The Company will likely need to maintain this posture for the better part of year 2004 as more investment in capital related to utilizing new facility will be needed.

Accrued liabilities decreased $158,858. Reserve for sales commissions was reduced by $141,606 as earned commissions in excess of draws paid out went from $164,922 at 2002 year-end to $23,316 at 2003 year-end. The Company anticipates that accruals will stay closer to the 146,332 year-end 2003 figures through year 2004.

Reserve for returns decreased $142,699. The Company booked an additional $150,000 in reserve for returns at year-end for 2002 to allow for an expected return of a portion of a large promotion to a major customer. The reserve for returns is calculated as a percentage of sales with consideration to historical returns. As sales were flat, and the additional reserve notwithstanding, the reserve remained the same. Should the Company experience growth in sales during year 2004 then this reserve will grow proportionately. (See, "Allowance for Returns" above).

Net cash used in investing activities was $376,330 consisting of investments in property and equipment:

Property and Equipment decreased $369,466. During 2003 leasehold improvements were written off in the amount of $302,753 as daily operations were ceased for the two Englewood, CO facilities and moved to the Parker, Colorado facility. One facility was vacated in November, 2003 and the other substantially vacated in February, 2004. The Company anticipates investing between $200,000 and $400,000 in leasehold improvements and equipment during the year 2004.

Trends. The lip balm category, which was approximately 80% of revenues in both years 2003 and 2002, saw little change. Revenues in 2003 were $11,274,552 as compared to $11,569,418 in year 2002. Collectively the volume of units sold and customer base did not see any significant change in year 2003. Year 2004 promises to be a challenging year as timely shipping of quality product will be paramount to retailers looking to continue their movement towards short lead times with store shelves always in stock. The Company's move mid first quarter 2004 to a larger, improved facility in Parker, Colorado together with a new scan based inventory system and anticipated automation development of machinery should position the Company to meet and exceed expectations as year 2004 unfolds. The move was delayed from the third quarter of 2003, as originally disclosed in the 2002 10-KSB.

The sour drops and breath fresheners revenues were $2,211,111 in year 2003 compared to $1,995,759 in year 2002, or an 11% increase. The increase brings revenues for this category closer to where they were in year 2001, which was $2,617,693. Convenience store and vending distribution has stayed somewhat stable, while dollar store distribution has varied significantly from year to year. Because a large part of this product category is sold to dollar stores, we cannot estimate what the sales will be for 2004.

The nutritional supplement revenues, on a relatively smaller scale, were up slightly to $582,557 in 2003 as compared to $536,941 in 2002, or an 8% increase. The Company has maintained consistent sales of the 5-HTP and Cheat & Lean(TM) products, but has been unable to develop a wide distribution network for these products. Therefore, the Company anticipates these revenues will stay substantially the same.

The international business revenues were $870,175 in 2003 as compared to $1,298,565 in 2002, a 33% decrease. This is the second year in a row of decreased revenues in the 30% range. Although this business represents less than 10% of the Company's revenues it is still considered important to the overall success of the Company. In 2004 the Company hopes to establish a manufacturing venture in South America that the Company has been making efforts towards in 2003. This could help international revenues, but how quickly and to what extent cannot be predicted at this time.

The Company's move to its new facility has created a higher rent expense while more than doubling the square footage and consolidating to one facility from the two prior facilities. This move gives the Company the opportunity to better operate the business and handle any growth the Company may be able to achieve.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2003, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

NASDAQ Listing. During 2002 and 2003, the staff of the NASDAQ SmallCap Stock Market advised the Company that the listing of its common stock on the NASDAQ SmallCap Market was subject to delisting as a result of the failure of the Company to maintain compliance with one or more of the rules required for continued inclusion on the NASDAQ SmallCap Market. The Company enacted a reverse stock split in December 2003 to maintain compliance with the rule that requires a minimum bid price of $1.00 for listed shares. Although the Company has been in compliance with that requirement and the other requirements for continued listing since that time, the Company can give no assurance that it will continue to meet the requirements for continued listing on the NASDAQ SmallCap Market in the future.

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

Managing Manufacturing and Growth. The Company has done several things to position itself for growth in 2004 and for years to follow. In positioning for growth the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. The Company previously conducted its business from two separate facilities, but now the Company has moved into a single facility that will more than double its space. The Company believes that this will permit it to obtain efficiencies in its production but it will be at a substantially increased facilities cost. That excess overhead could negatively impact the Company's ability to earn a profit or cause it to lose money, which was a partial contributor to the decrease in income in 2003.

The Company experienced a period of significant growth during fiscal years ended December 31, 1996 and 1997. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999, 2000, 2001. The Company did not experience growth in 2002 or 2003. Although revenue decreased in 2002 and did not significantly change in 2003, the volume of manufacturing was very close for the past three years. The Company has had opportunities to grow the business but has not done so because of capacity issues in manufacturing.

Although the Company feels it has positioned itself for growth, if the Company is unsuccessful in managing growth, if such growth should occur, there could be a material adverse effect on the Company. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

Product Liability Insurance. Because the Company manufactures and sells certain products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. Furthermore, sickness or injury to persons may occur if products manufactured by the Company are ingested in dosages which exceed the dosage recommended on the product label or are otherwise misused. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States, the Company has $2 million per occurrence and $2 million in aggregate liability insurance. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products and, in any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnifying party.

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key personnel. In particular, the loss of the services of Gary Schlatter, its President and Chief Executive Officer, could have a material adverse effect on the operations of the Company. The Company's subsidiary has an employment agreement with Mr. Schlatter which expires on April 30, 2006, but it is expected to be extended. The Company's future success and growth also depends on its ability to continue to attract, motivate and retain highly qualified employees. There can be no assurance that the Company will be able to do so.

Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are regulated by the FDA. If the FDA were to conclude that any of the Company's products violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to OTC drugs and nutritional supplements do have an adverse impact upon the cost or methods of producing the products. It is anticipated that new labeling laws, expected to be in effect in 2005, will result in increased costs, in order to be in compliance .

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

Dependence upon Significant Distributors and Retailers. The Company had two major customers that accounted for approximately $1,644,000 and $1,199,000 respectively, or 12% and 8% of net sales during the year ended December 31, 2003. The Company had over 1,000 purchasing customers in fiscal 2003 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced. The Company is always at risk for its customers filing for bankruptcy or liquidation. This has happened in the past and could happen again in the future.

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

No Assurance of Proprietary Protection. The Company owns numerous patents. The Company also holds several domestic and international trademarks and has several applications pending. Certain aspects of the Company's business, although not the subject of patents, include formulations and processes considered to be proprietary in nature. There can be no assurance that any such "proprietary" information will not be appropriated or that the Company's competitors will not independently develop products that are substantially equivalent or superior to the Company's. Even if the pending trademark registrations are issued to the Company, there can be no assurance that the Company would be able to successfully defend its patents or trademarks against claims from or use by competitors, and there can be no assurance that the Company will be able to obtain patent or trademark protection for any new products. In addition, in the event that any of the Company's products are determined to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain licenses for the manufacture or sale of the products, or could be prohibited from selling the products. (Oralabs, Inc. is a plaintiff in litigation it commenced to assert a violation of some of its intellectual property. See Item 3, "Legal Proceedings").

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

Limited Distribution for Nutritional Supplement Products. The Company began selling its nutritional supplement products in 1998. The nutritional supplement industry is influenced by products that become popular due to changing consumer tastes and media attention. The Company is competing against much larger and better established manufacturers in this business than in the Company's primary business. The Company does not expect its sales of nutritional products to significantly change.

Item 7. Financial Statements.

Financial Statements meeting the requirements specified in Item 7 of Form 10-KSB follow the signature page and are listed in Item 13 of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. None.

Item 8A. Controls and Procedures. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The reportable conditions include conditions surrounding the following: accounts receivable processing, inventory accounting; timely accounting reconciliations; lack of qualified accounting personnel due to turnover and operational requirements. Management is actively working to correct the internal control deficiencies identified and such efforts include: instituting new controls; enforcing existing policies and providing oversight with respect to inventory valuation and accounts receivable processing; and timely accounting reconciliations; actively interviewing candidates with the intention of expeditiously filling such vacancies and providing necessary resources to meet operational demands.

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, and except as provided above, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

Changes in Internal Controls. Except as provided above there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Our external auditors have not issued an attestation report on management's assessment of the Company's internal control over financial reporting, as it is not required for the Company at this time.

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

Allen R. Goldstone       Director                    Consultant                          Creative Business, LLC
                                                                                         Business Consulting Firm

Michael I. Friess        Director and Secretary      Attorney                            Michael Friess

Robert C. Gust           Director                    Partner                             Apogee Group LLC.

Emile Jordan             Executive Officer           Chief Financial Officer             Company

Code of Ethics. Our Board of Directors adopted a code of ethics that applies to our Principal Executive Officer, Gary H. Schlatter, and our Principal Financial Officer, Emile Jordan. Both of these individuals signed an acknowledgement of his receipt of our code of ethics. We are filing a copy of our code of ethics with the Securities and Exchange Commission by including it as Exhibit 14.1 to this report.

The balance of the information required for this Item is incorporated herein by reference to the 2004 Definitive Proxy Statement.

Item 10. Executive Compensation.

The information required for this item is incorporated herein by reference to the 2004 Definitive Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required for this item is incorporated herein by reference to the 2004 Definitive Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The information required for this item is incorporated herein by reference to the 2004 Definitive Proxy Statement.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

     1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                     Independent Auditors' Report
                     Consolidated Balance Sheet - December 31, 2003
                     Consolidated Statements of Operations for the years
                       ended December 31, 2003 and December 31, 2002
                     Consolidated Statement of Stockholders' Equity from
                       December 31, 2001 through December 31, 2003
                     Consolidated Statements of Cash Flows for the years
                       ended December 31, 2003 and 2002
                     Notes to Consolidated Financial Statements

     2.   Exhibits required to be filed are listed below:

                     Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
  No.                Description
  ---                -----------

3.1(i)(1)    Articles of Incorporation
3.1(ii)(2)   Amended and Restated Bylaws
3.1(ii)(4)   Second Amended and Restated Bylaws
4(2)         Specimen Certificate for Common Stock
10.1(2)      1997 Stock Plan
10.2(2)      1997 Non-Employee Directors' Option Plan
10.3(3)      Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter
10.4(2)      Stock Option Grant under 1997 Non-Employee Directors' Option Plan
10.5(i)(5)   Business Lease Between the Company's Subsidiary and Gary
             Schlatter (September 1, 2000)
10.5(iii)(8) Amended Business Lease between the Company's Subsidiary and 2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)  Lease Between the Company's Subsidiary and 18501 East Plaza Drive,
             LLC dated September 4, 2003
10.9(7)      Agreement (effective May 1, 2000, amending the Employment
             Agreement listed above as Exhibit 10.3).
10.10(10)    Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter dated May 1, 2003
11           No statement re: computation of per share earnings is
             computation can be clearly
             determined from the material contained in this Annual Report on
             Form 10-KSB.
14.1(11)     Code of Ethics
21(2)        List of Subsidiaries of the Company
23.1(11)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
             Hottman P.C.)
31.1(11)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(11)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(11)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(11)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

-----------------
1   Incorporated herein by reference to Exhibit C of the Definitive Information
Statement filed by the Company's predecessor, SSI Capital Corp., on July 24,
1997.

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

6   N/A

7   Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.

8   Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.

9   Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2003.

10   Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2003.

(b) Forms 8-K were filed by the Company during the 4th Quarter of 2003 on November 24, 2003 (reporting that the Company was notified that it failed to comply with the minimum bid price requirement for continued listing on the NASDAQ SmallCap Market), on December 4, 2003 (reporting that the Company's Board of Directors authorized a reverse stock split subject to shareholder approval at a meeting to be held on December 16, 2003), and on December 22, 2003) reporting that the 1-for-2 reverse stock split was approved by the stockholders and became effective on December 16, 2003).

Item 14.  Principal Accountant Fees and Services.

The information required for this item is incorporated herein by reference to the 2004 Definitive Proxy Statement.

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

                              ORALABS HOLDING CORP.





                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    April 14, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        Signature                          Title                     Date
        ---------                          -----                     ----

 /s/ Gary H. Schlatter            Director, President,          April 14, 2004
-----------------------------     Chief Executive Officer
     Gary H. Schlatter


 /s/ Michael I. Friess            Director, Secretary           April 14, 2004
-----------------------------
     Michael I. Friess


 /s/ Allen R. Goldstone                  Director               April 14, 2004
-----------------------------
     Allen R. Goldstone


/s/ Robert C. Gust                       Director               April 14, 2004
-----------------------------
    Robert C. Gust

                        Consolidated Financial Statements
                                       And
                          Independent Auditors' Report
                                December 31, 2003

                     ORALABS HOLDING CORP. AND SUBSIDIARIES



                                Table of Contents


                                                                            Page
                                                                            ----
Independent Auditors' Report..................................................1

Consolidated Financial Statements

     Consolidated Balance Sheet...............................................2

     Consolidated Statements of Income........................................3

     Consolidated Statement of Changes in Stockholders' Equity................4

     Consolidated Statements of Cash Flows....................................5

Notes to Consolidated Financial Statements.................................6-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
OraLabs Holding Corp. and Subsidiaries
Parker, Colorado

We have audited the accompanying consolidated balance sheet of OraLabs Holding Corp. and Subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraLabs Holding Corp. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

                       Ehrhardt Keefe Steiner & Hottman PC

April 9, 2004
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 2003

                                     Assets
Current assets
   Cash                                                      $         2,561,108
   Accounts receivable, net of allowance for doubtful
    accounts of $415,422                                               1,896,672
   Inventories                                                         2,422,153
   Deferred tax asset - current                                          154,952
   Income taxes receivable                                               242,988
   Prepaid expenses                                                      143,635
   Deposits                                                              117,670
                                                             -------------------
        Total current assets                                           7,539,178
                                                             -------------------

Non-current assets
   Property and equipment, net                                           865,427
                                                             -------------------
        Total non-current assets                                         865,427
                                                             -------------------

Total assets                                                 $         8,404,605
                                                             ===================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                  $         1,045,267
   Accrued liabilities                                                   146,332
   Reserve for returns                                                   396,419
   Current portion of long-term debt                                      22,874
                                                             -------------------
        Total current liabilities                                      1,610,892
                                                             -------------------

Non-current liabilities
   Long-term debt, less current portion                                   24,655
   Deferred tax liability long-term                                       41,611
                                                             -------------------
        Total non-current liabilities                                     66,266
                                                             -------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000 authorized;
    none issued and outstanding                                                -
   Common stock, $.001 par value; 100,000,000 shares
    authorized; 4,580,615 issued and outstanding                           4,581
   Additional paid-in capital                                          1,221,484
   Retained earnings                                                   5,501,382
                                                             -------------------
        Total stockholders' equity                                     6,727,447
                                                             -------------------

Total liabilities and stockholders' equity                   $         8,404,605
                                                             ===================


                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                                                    For the Years Ended
                                                        December 31,
                                                   2003               2002
                                        -------------------- -------------------
Product sales                           $        14,068,220  $        14,149,099
Cost of goods sold                                9,597,861            9,670,629
                                        -------------------- -------------------
        Gross profit                              4,470,359            4,478,470
                                        -------------------- -------------------

Operating expenses
   Engineering                                      250,987              154,709
   Selling and marketing                          1,508,649            1,562,065
   General and administrative                     2,577,568            2,085,534
   Other                                            348,580               23,131
                                        -------------------- -------------------
     Total operating expenses                     4,685,784            3,825,439
                                        -------------------- -------------------

Income from operations (loss)                      (215,425)             653,031
                                        -------------------- -------------------

Other (expense) income
   Interest and other income                        154,056               82,048
   Other expense                                    (75,993)                   0
                                        -------------------- -------------------
        Total other income                           78,063               82,048


(Loss) Income before income taxes                  (137,362)             735,079
Income tax benefit (expense)
   Current                                           72,245            (395,966)
   Deferred                                          66,339              92,818
                                        -------------------- -------------------
     Total income tax benefit (expense)             138,584            (303,148)
                                        -------------------- -------------------

Net income                              $             1,222   $         431,931
                                        ==================== ===================

Basic weighted average common shares
 outstanding                                      4,580,615           4,580,615
                                        ==================== ===================

Basic income per common share           $              0.00  $             0.09
                                        ==================== ===================

Diluted weighted average common shares
 outstanding                                       4,580,615           4,580,615
                                        ==================== ===================

Diluted income per common share         $              0.00  $             0.09
                                        ==================== ===================



                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2003 and 2002

                                                                  Additional                           Total
                                        Common Stock              Paid-in            Retained          Stockholders'
                                  Shares            Amount        Capital            Earnings          Equity
                                 ---------         --------       -----------        -----------       -----------
Balance - December 31, 2001      4,580,615         $  4,581       $ 1,221,484       $  5,068,229       $ 6,294,294

Net income                               -                -                 -            431,931           431,931
                                 ---------         --------       -----------        -----------       -----------

Balance - December 31, 2002      4,580,615            4,581         1,221,484          5,500,160         6,726,225

Net income                               -                -                 -              1,222             1,222
                                 ---------         --------       -----------        -----------       -----------
Balance - December 31, 2003      4,580,615         $  4,581       $ 1,221,484        $ 5,501,382       $ 6,727,447
                                 =========         ========       ===========        ===========       ===========


                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                            December 31,
                                                      2003              2002
                                                   -----------      ------------
Cash flows from operating activities
   Net income                                      $    1,222       $  431,931
                                                   -----------      ------------
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                      436,938          426,591
     Allowance for doubtful accounts                    56,221          184,852
     Deferred tax liability and asset                  224,470          (69,038)
     Loss on sale of assets                            308,858               -
     Changes in assets and liabilities
       Accounts receivable - trade                   (159,856)          (40,264)
       Inventories                                   (418,610)         (283,673)
       Prepaid expenses and deposits                   10,531           183,155
       Accounts payable - trade                       637,566          (237,866)
       Accrued liabilities                           (158,858)          (72,930)
       Reserve for returns                           (142,699)          113,521
       Income taxes payable                          (513,077)           87,862
                                                   -----------      ------------
                                                      281,484           292,210
                                                   -----------      ------------
        Net cash provided by operating
         activities                                   282,706           724,141
                                                   -----------      ------------

Cash flows from investing activities
   Purchase of property and equipment                (376,330)         (308,152)

                                                   -----------      ------------
        Net cash used in investing activities        (376,330)         (308,152)
                                                   -----------      ------------

Cash flows from financing activities
   Payments of principal on long-term debt            (22,875)         (12,220)
                                                   -----------      ------------
        Net cash used in financing activities         (22,875)         (12,220)
                                                   -----------      ------------

Net (decrease) increase in cash                      (116,499)         403,769

Cash - beginning of year                            2,677,607        2,273,838
                                                   -----------      ------------

Cash - end of year                                 $2,561,108      $ 2,677,607
                                                   ===========      ============



Supplemental disclosure of cash flow information:


                  Cash paid for:              Income taxes
                  --------------              ------------
                      2003                    $   150,000
                      2002                    $   277,500


Supplemental disclosure of non-cash activity:

During 2002, the Company entered into $82,624 of notes payable for the purchase of property and equipment.


                 See notes to consolidated financial statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

OraLabs Holding Corp. and Subsidiaries, (the Company), was formed in June 1997. SSI Capital Corp. (SSI) a New York Corporation was incorporated on January 30, 1981. Effective August 22, 1997, SSI was merged into the Company and the outstanding shares of SSI were converted to shares of the Company on one-for-two basis. In December, 2003, the Company effected a one-for-two reverse stock split. All references to common stock in the Company's financial statements have been retroactively adjusted for the merger and the two separate one-for-two reductions in shares outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. As of the balance sheet date, and periodically during the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Accounts Receivable

Accounts receivable represents receivables from customers for product purchased. Such amounts are recorded gross of any discounts. Promotional discounts and bad debts are estimated and accounted for in the allowance for doubtful accounts. Management continually monitors and periodically adjusts the allowances associated with these receivables.

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

Revenue Recognition

The Company recognizes revenue in accordance with the criteria set forth in SFAS
48. Revenue is recognized as product is shipped net of estimated returns. The Company allows for returns for defective product and records an estimate of these returns based on historical operations and experience.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Advertising Costs

The Company expenses advertising costs as incurred.

Advertising expenses were as follows:

For the Year Ended December 31,

2003 $  1,769
2002 $144,842

Research and Development Costs

Expenditures made for research and development are charged to expense as incurred. Total research and development costs of $37,172 and $40,722 for December 31, 2003 and 2002, respectively, were expensed in operations.

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

Recently Issued Accounting Pronouncements


In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB 51 (FIN No. 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (Variable Interest Entities or "VIEs") and to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The disclosure requirements of FIN No. 46 became effective for financial statements issued after January 31, 2003. The adoption of this standard did not have an impact on the Company's financial statements.


In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this standard is not expected to have a material impact on the Company's financial statements.


In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this standard is not expected to have a material impact on the Company's financial statements.


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

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superceded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2003 because of the relatively short maturity of these instruments.

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




Note 2 - Balance Sheet Disclosures

Inventories are summarized as follows at December 31, 2003:
Raw materials                                               $         1,748,610
Work in process and finished goods                                      673,543
                                                            -------------------
                                                            $         2,422,153
                                                            ===================

Property and equipment consist of the following at December 31, 2003:

Machinery and equipment                                     $         1,971,311
Leasehold improvements                                                  143,462
                                                            -------------------
                                                                      2,114,773
Less accumulated depreciation                                        (1,249,346)
                                                            -------------------
                                                            $           865,427
                                                            ===================


Note 3 - Line-of-Credit

The Company has a $2,000,000 line-of-credit with a bank which matures in April 2004, which the Company expects to renew. Interest is at a variable rate tied to LIBOR and is periodically adjusted. As of December 31, 2003 the Company had no outstanding balance on this line-of-credit.

Note 4 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized. As of December 31, 2003, the Company had a net operating loss ("NOL") carry forward of $584,000 that will expire in 2024.

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at December 31, 2003:


Current deferred tax asset                                  $           154,952
Current deferred tax liability                                                -
                                                             ------------------

Net current deferred tax asset                              $           154,952
                                                            ===================

Long-term deferred tax asset                                $           218,143
Long-term deferred tax liability                                       (259,754)
                                                             ------------------

Net long-term deferred tax asset                            $           (41,611)
                                                            ===================

Temporary differences giving rise to
a significant portion of deferred tax
Assets (liabilities) are as follows
at December 31, 2003:

Allowance for doubtful accounts                                         154,952
Net operating loss                                                      218,143
                                                            -------------------
Total deferred tax asset                                    $           373,095
                                                            ===================

Property and equipment                                      $          (84,020)
Foreign tax items and other                                           (175,734)
                                                            -------------------
Total deferred tax liability                                $         (259,754)
                                                            ===================

Net deferred tax asset                                      $          113,341
                                                            ==================

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:



                                                          For the Years Ended
                                                              December 31,
                                                             2003        2002
                                                       ------------ ------------
Income tax (benefit) expense at the
 statutory rate                                          $ (51,510)   $ 249,927

Change resulting from:
   State and local income taxes, net of
    federal income tax                                           -       45,278
   Non deductible expenses                                      638       3,523
   Foreign tax credits and income
    exclusions                                              (87,712)      4,420
                                                       ------------ ------------
                                                         $ (138,584) $  303,148
                                                       ============ ============

Note 5 - Long-Term Debt

At December 31, 2003 long-term debt consists of:
Note payable to a financing company with interest
 at 0%. The note calls for monthly principal
 payments of $1,381 and matures May 2005. Collateralized
 by a vehicle.                                                       $   22,329

Note payable to a financing company with interest at 0%.
 The note calls for monthly principal payments of $525
 and matures January 2008. Collateralized by vehicle.                    25,200
                                                                     ----------
                                                                         47,529
         Less current portion                                           (22,874)
                                                                     ----------
                                                                     $   24,655
                                                                     ==========




Maturities of long-term obligations are as follows:

Year Ending December 31,
------------------------
            2004                                         $            22,874
            2005                                                      12,055
            2006                                                       6,300
            2007                                                       6,300

                                                         -------------------
                                                         $            47,529
                                                         ===================

Note 6 - Commitments and Contingencies

Related Party Operating Leases

The Company leases office and manufacturing facilities under separate operating leases for buildings owned or controlled by the Company's president.

The Company also has one operating lease outstanding for a vehicle.

Rent expense for these leases was:

Year Ending December 31,

2003 $ 280,438
2002 $ 229,600

Related Party Operating Leases (continued)

Future minimum lease payments under these leases are approximately as follows:



                            Year Ending December 31,
                            ------------------------

                            2004               $  490,000
                            2005                  440,000
                            2006                  330,000
                                               ----------
                                               $1,260,000
                                               ==========

During 2003, the Company abandoned certain leasehold improvements located within the two Englewood, Colorado facilities leased from the Company's President and majority stockholder or his affiliate. The loss on abandonment was approximately $308,000 and is included in other operating expenses.

Litigation

In the normal course of business, the Company is party to litigation from time to time. The Company believes that resolution of such litigation will not have a material adverse effect on the Company.

Deposit

At December 31, 2003, the Company had deposits of approximately $117,670 for orders of production materials.

Note 7 - Stockholders' Equity

Stock Options

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $2.00 per share. The options vest on an annual basis. As of December 31, 2003, the Company had 210,900 incentive options outstanding under this plan, each with an exercise price of $2.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2003, the Company had 40,000 options outstanding under this plan with exercise prices ranging from $1.32 to$5.00.

All of the following prices and numbers of shares have been adjusted to give effect to the one-for-two reverse stock split adopted by the Company on December 16, 2003.

The following table presents the activity for options outstanding:




                                        Incentive      Non-qualified    Average
                                        Stock          Stock            Exercise
                                        Options        Options          Price
                                        ----------     -------------    --------
Outstanding - December 31, 2001          218,400          40,000        $  2.28
         Granted                               -           7,500           2.46
         Forfeited/canceled                              (10,000)          2.00
         Exercised                             -                -             -
                                          --------        -------       -------

Outstanding - December 31, 2002          218,400          37,500           2.30
         Granted                               -           7,500           1.23
         Forfeited/canceled               (7,500)         (5,000)          2.00
         Exercised                             -               -              -
                                          --------        -------        -------

Outstanding - December 31, 2003           210,900         40,000        $  2.15
                                          ========        =======        =======


The following table presents the composition of options outstanding and exercisable:

                                                  Options Outstanding                                 Options Exercisable
     Range of Exercise Prices             Number           Price*             Life*           Number            Price*
----------------------------------   ---------------- ----------------  ---------------- ----------------  -----------
$1.32                                      7,500      $       1.32             4.50                -       $        -
$2.00                                    210,900              2.00             3.50          210,900             2.00
$2.01 - $3.00                             20,000              2.42             2.17           11,250             2.42
$3.01 - $5.00                             12,500              4.85             1.65            8,750             4.89
                                     ---------------- ----------------  ---------------- ----------------  ----------------

Total - December 31, 2003                250,900      $       2.15             3.33          230,900       $     2.13
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




                                                          For the Years Ended
                                                              December 31,
                                                         2003           2002
                                                      ----------    ------------
Net income - as reported                              $    1,222     $  431,931
Net (loss)income - pro forma                          $   (4,876)    $  420,953
Basic income per common share - as reported           $     0.00     $     0.09
Basic (loss) income per common share - pro forma      $     0.00     $     0.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                         For the Years Ended
                                                             December 31,
                                                        2003           2002
                                                     ----------    ------------
Approximate risk free rate                            4.00%            5.00%
Average expected life                                 5 years          5 years
Dividend yield                                        0%               0%
Volatility                                           73%              65%

Estimated fair value of total options granted         $6,098          $10,978



Note 8 - Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:



                                                         For the Years Ended
                                                             December 31,
                                                          2003          2002
                                                     -------------- ------------
Numerator for basic earnings per share               $      1,222  $   431,931
                                                     ============= =============

Numerator for diluted income per common share        $      1,222  $   431,931
                                                     ============= =============

Denominator for basic earnings per share -
 weighted average shares                                4,580,615     4,580,615
Effect of dilutive securities - options                        -
                                                     ------------- -------------
Denominator for diluted earnings per share -
 adjusted weighted average shares                       4,580,615     4,580,615
                                                     ============= =============

Diluted income per common share                      $        0.00 $       0.09
                                                     ============= =============

Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.


Note 9 - Acquisitions and expansion

During 2003, the Company entered into an agreement with a Company to purchase substantially all the intellectual property (patent's and trademarks) of a former customer. The Company agreed to pay out over the next 10 years, certain amounts contingent upon the sales of products related to the patent's and trademarks acquired. As of December 31, 2003, there was no value assigned to the property acquired. Additionally, during 2003, the Company expensed approximately $230,000 of receivables from this Company that were deemed to be uncollectible.

During 2003, the Company began to pursue certain opportunities in South America. As of December 31, 2003, the Company expensed approximately $67,000 of legal and other costs related to these opportunities.

Note 10 - Major Customers

The Company had two major customers that accounted for net sales of approximately $1,644,000 and $1,199,000, respectively, of which $594,000 was due from these customers and included in accounts receivable at year end. For the year ended December 31, 2002, one customer accounted for net sales of approximately $1,816,000.

Note 11 - Export Sales

During the year ended December 31, 2003 and 2002, the Company had export sales of approximately $870,000 and $1,298,000, or 6% and 9% of product sales, respectively. All of the Company's export business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments

Note 12 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended December 31, 2003, the Company made the following adjustments to the financial statements:

The Company made the decision to write off approximately $230,000 of receivables from a company from which the Company acquired substantially all of its intellectual property.

The Company wrote off approximately $737,000 of leasehold improvements related to the Company's prior leases that were abandoned by the Company late in 2003 and early 2004. These leasehold improvements had a net book value of approximately $308,000.

The Company expensed approximately $65,000 related to expansion opportunities in South America.

                                  EXHIBIT INDEX

Exhibit
No.      Description
--------------------

14.1     Code of Ethics
23.1     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
               Hottman P.C.)
31.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
32.2        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter