Form 10QSB
period 2004-03-31
ORALABS HOLDING CORP
filed 2004-05-20
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934.

                 For the quarterly period ended: March 31, 2004

                                       or

 [ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.



For the transition period from                   to
                              -------------------  -------------------

                        Commission File Number: 000-23039

                              ORALABS HOLDING CORP.


        (Exact name of small business issuer as specified in its charter)



           Colorado                                               14-1623047
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 18685 East Plaza Drive, Parker, Colorado                            80134
 -------------------------------------                            --------
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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2004 Issuer had 4,580,615 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

                                Table of Contents


Part I.     Financial Information
  Item 1.   Financial Statements                                           Page
                                                                           ----

         Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
           And December 31, 2003...............................................2

         Consolidated Statements of Operations Three Months Ended
           March 31, 2004 and 2003(Unaudited)..................................3

         Consolidated Statement of Stockholders' Equity from
           December 31, 2003 Through March  31, 2004 (Unaudited)...............4

         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2004 and 2003(Unaudited)..................................5

         Notes to Consolidated Financial Statements..........................6-7

  Item 2.   Management's Discussion and analysis of Financial Conditions
              And Results of Operations......................................8-9

  Item 3.   Controls and Procedures...........................................10

Part II.  Other Information................................................11-14



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                     March 31, 2004  December 31, 2003
                                                                       Unaudited


                                      Assets
 Current Assets
    Cash and cash equivalents                                         $2,331,249       $2,561,108
    Accounts receivable, net of allowance for doubtful accounts of
       $461,562 and $415,422                                           2,113,452        1,896,672
    Inventories                                                        2,324,799        2,422,153
    Deferred tax asset - current                                         172,163          154,952
    Income taxes receivable                                              242,988          242,988
    Prepaid expenses                                                     146,235          143,635
    Deposits                                                              66,666          117,670
                                                                      ----------       ----------
         Total current assets                                          7,397,552        7,539,178

  Non-current assets
    Property and equipment, net                                        1,089,607          865,427
                                                                      ----------       ----------
         Total non-current assets                                      1,089,607          865,427
                                                                      ----------       ----------
  Total Assets                                                        $8,487,159       $8,404,605
                                                                      ==========       ==========

                                      Liabilities and Stockholders' Equity


 Current liabilities
      Accounts payable - trade                                          $998,864       $1,045,267
      Accrued liabilities                                                346,690          146,332
      Reserve for returns                                                382,233          396,419
      Income tax payable                                                  21,484                0
      Current portion of long-term debt                                   22,874           22,874
                                                                      ----------       ----------
          Total current liabilities                                    1,772,145        1,610,892
                                                                      ----------       ----------
 Non-current Liabilities
      Long-term debt, less current portion                                18,937           24,655
      Deferred tax liability long-term                                    54,168           41,611
                                                                      ----------       ----------
         Total non-current liabilities                                    73,105           66,266
                                                                      ----------       ----------

 Commitments and contingencies

 Stockholders' equity
 Preferred stock, $.001 par value, 1,000,000 shares authorized; none
   issued and outstanding                                                      0                0
 Common stock, $.001 par value; 100,000,000 shares authorized,
   4,580,615 issued and outstanding at the end of both periods             4,581            4,581
 Additional paid -in capital                                           1,221,484        1,221,484
 Retained earnings                                                     5,415,844        5,501,382
                                                                      ----------       ----------
 Total stockholders' equity                                            6,641,909        6,727,447
                                                                      ----------       ----------

 Total liabilities and stockholders' equity                           $8,487,159       $8,404,605
                                                                      ==========       ==========
                 See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
              Three Months ended March 31, 2004 and March 31, 2003
                                    Unaudited




                                                        03/31/04       03/31/03
Revenues:
  Product sales                                        $3,780,175     $4,240,398
                                                       ----------     ----------
Total Revenues                                          3,780,175      4,240,398
                                                       ----------     ----------
   Cost of Sales                                        2,610,756      2,636,148
                                                       ----------     ----------
Gross profit                                            1,169,419      1,604,250
                                                       ----------     ----------
Operating Expenses:
  Engineering                                             101,482         62,688
  Selling and marketing costs                             392,383        670,513
  General and administrative                              725,503        639,769
  Other                                                    17,491          4,310
                                                       ----------     ----------
Total operating expenses                                1,236,859      1,377,280
                                                       ----------     ----------

Net operating income (loss)                               (67,440)       226,970


Other income (expense)
   Interest and other (expense) income                      (247)          9,475
                                                       ----------     ----------
Total other income (expense)                                (247)          9,475
                                                       ----------     ----------

Net income (loss) before provision for income taxes      (67,687)        236,445

Provision for  income taxes
   Current                                                 8,005          85,792
   Deferred                                                9,846              --
                                                       ----------     ----------
                                                          17,851          85,792
                                                       ----------     ----------

Net Income (loss)                                       ($85,538)       $150,653
                                                       ==========     ==========


Basic income (loss) per common share                   $   (0.02)     $      .03
                                                       ==========     ==========
Weighted average shares outstanding                     4,580,615      4,580,615
                                                       ==========     ==========
Diluted income (loss) per share                        $   (0.02)     $      .03
                                                       ==========     ==========
Diluted weighted average shares outstanding             4,582,926      4,580,615
                                                       ==========     ==========


                 See Notes to Consolidated Financial Statements




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                    For the Three months ended March 31, 2004
                                    Unaudited

=====================================================================================================================
                          Preferred    Stock      Common      Stock     Addl. Paid-In     Retained
                           Shares      Amount     Shares      Amount       Capital        Earnings          Total
---------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2003                        4,580,615     $4,581      $1,221,484      $5,501,382      $6,727,447


Net loss                                                                                  $  (85,538)     $  (85,538)
                          -------------------------------------------------------------------------------------------
Balance at March 31, 2004                       4,580,615     $4,581       $1,221,484     $5,415,844      $6,641,909
=====================================================================================================================

                 See Notes to Consolidated Financial Statements









                      ORALABS HOLDING CORP AND SUBSIDIARIES


                  Consolidated Statements of Cash Flow For the
                   Three months ended March 31, 2004 and 2003
                                    Unaudited


                                                                                    03/31/04     03/31/03

Cash flows from operating activities
------------------------------------
Net income (loss)                                                                 $  (85,538)  $  150,653
                                                                                  ----------   ----------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating Activities:
 Depreciation                                                                         75,525      101,729

Changes in assets and liabilities:
 Other current assets                                                                 43,750     (192,561)
 Accounts receivable                                                                (216,782)    (731,922)
 Inventories                                                                          97,354      147,582
 Accounts payable                                                                    (46,402)      15,956
 Accrued expenses                                                                    200,358      135,853
 Reserve for returns                                                                 (14,186)    (141,473)
 Income taxes payable                                                                 21,485       85,820
                                                                                   ---------     --------
Net cash provided by (used in) operating activities                                   75,564     (428,363)
                                                                                   ---------     --------

Cash from investing activities
  Investment in property and equipment                                              (299,705)     (42,283)
                                                                                   ---------   ----------
  Net cash used in investing activities                                             (299,705)     (42,283)
                                                                                   ---------   ----------
Cash from financing activities
  Payments on long term debt                                                          (5,718)      (4,144)
                                                                                    ---------    ---------
 Net cash used in financing activities                                                (5,718)      (4,144)
                                                                                    ---------    ---------

Net decrease in cash and cash equivalents                                           (229,859)    (474,790)
Cash and cash equivalents, beginning of the period                                 2,561,108    2,677,607
                                                                                   ---------   ----------
Cash and cash equivalents, end of the period                                      $2,331,249   $2,202,817
                                                                                  ==========   ==========


                 See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "2003 Form 10-KSB") of OraLabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Note 2 - Property and Equipment
-------------------------------
Property and equipment consisted of the following:



                                                            March 31, 2004
----------------------------------------------------------------------------

Machinery and equipment                                        $2,025,674
Leasehold Improvements                                            388,805
                                                               ----------
                                                                2,414,479
                                                               ----------
Less accumulated depreciation                                  (1,324,872)
                                                               ----------
                                                               $1,089,607
                                                               ==========



Note 3 - Line-of-Credit
-----------------------
The Company has a $2,000,000 line-of-credit with a bank which matures in April 2005. Interest is at a variable rate tied to LIBOR and is periodically adjusted. As of March 31, 2004 the Company had no outstanding balance on this line-of-credit.

Note 4 - Reserve for Returns and Allowances
-------------------------------------------
The company reserves 2.75% of revenues, on an annualized basis, for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2004 is $382,233.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:



For the Quarter Ended March 31, 2004
==================================================================================================================
                                                            Loss                 Shares
                                                          (Numerator)         (Denominator)     Per Share Amt
------------------------------------------------------------------------------------------------------------------
Net Loss                                                  ($85,538)


Basic EPS
   Weighted average beginning shares outstanding                                 4,580,615

                                                          --------------------------------
Loss available to stockholders                             ($85,538)             4,580,615                   ($.02)
                                                                                           ========================

Effect of Dilutive Common Stock Options                                              2,311


Diluted EPS
    Loss available to common stockholders plus assumed conversions

                                                          ---------------------------------------------------------
                                                           (85,538)              4,582,926                   ($.02)
                                                          =========================================================



===================================================================================================================

For the Quarter Ended March 31, 2003
===================================================================================================================
                                                            Income                Shares
                                                          (Numerator)          (Denominator)    Per Share Amt
-------------------------------------------------------------------------------------------------------------------

Net Income                                                  $150,653


Basic EPS
   Weighted average beginning shares outstanding                                 4,580,615

                                                          --------------------------------
Income available to stockholders                            $150,653             4,580,615                     $.03
                                                                                           ========================

Effect of Dilutive Common Stock Options


Diluted EPS
    Income available to common stockholders plus assumed conversions

                                                          ---------------------------------------------------------
                                                            $150,653             4,580,615                     $.03
                                                          =========================================================

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements
------------------------------------------

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2004. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the ability to increase the Company's production capacity and to otherwise take advantage of the Company's relocation of its two former locations into a single facility, the acceptance of new products or product lines in the marketplace, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the period ending March 31, 2004 as compared with the period ending March 31, 2003.

Product sales decreased $460,223 or 11%. The Company did not sustain the significant increase in product sales that it experienced during this period from 2002 to 2003 as there was approximately $589,000 in revenue from a major customer in first quarter 2003 compared to $83,000 in 2004. However, the Company is positioning itself to increase production capacity that could cause increased sales in the third and fourth quarters of 2004. The second quarter will likely continue to be the slowest quarter of the year for revenues.

Gross profit decreased $434,831. As a percentage of sales gross profit decreased from 38% to 31%. The aforementioned sales to a major customer in 2003 were at a higher gross profit due to a higher selling price and fixed promotional cost at increased volume. Additionally, cost of overhead increased approximately $194,000 related to the move to the new facility. The Company anticipates that growth it may experience in the third and fourth quarters will be at reduced average selling prices, but is planning to develop more efficient manufacturing operating systems to maintain or improve gross profit.

Engineering increased $38,794 due to ongoing increased costs related to equipment maintenance associated with the Company's move into its new facility. The Company anticipates this trend to continue throughout the year as it gears up for increased production capacity.

Selling and marketing decreased $278,130 significantly because of a decrease of approximately $292,000 in bad debt expense related to non-reoccurring write offs of uncollectible receivables in the period ending March 31, 2003 of approximately $261,000 that did not occur in 2004, offset by $57,000 of accounts payable from inventory received in conjunction with an asset purchase agreement in 2003 in which no value was assigned and all associated receivables and payables were written off.

General and administrative expenses increased $85,734. Salaries increased approximately $23,000 due in large part to additional staffing and professional fees increased approximately $55,000 for a combination of accounting, consultation, insurance, and outside labor services.

The Company had a loss of $85,538 compared to net income of $150,653 in the first quarters of 2004 and 2003, respectively, or a difference of $236,191, as explained by the above activities. As a percentage of sales, net operating income (which excludes interest, other income and income taxes), which was 5% in the first quarter of 2003, changed to a net loss of 2% in the first quarter of 2004. The loss for first quarter of 2004 was understated in Form 12b-25 by $52,133 due to an income tax adjustment.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2004 Compared to December 31, 2003.

At March 31, 2004, the Company had $2,331,249 of cash and its current ratio was approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities in the amount of $75,564 significantly consists of the following:

Other current assets decreased $43,750 related primarily to a decrease in deposits of $51,004 from deposits on inventory that was received in the first quarter. The Company anticipates that deposits will fluctuate as deposits are made throughout the year for purchasing of raw materials and manufacturing equipment that will be typically received within sixty days of deposit.

Accounts receivable increased $216,780. The Company's revenue of $3,780,175 contributed to receivables while collections were approximately $3,445,000. Additionally there is aged receivables from active customers that have been delayed in being paid, but the Company expects to receive payment for. The Company believes the $461,562 in allowance for doubtful accounts adequately allows for receivables that will not be collected. It is anticipated that collections will be higher than revenues in the second quarter, thereby reducing accounts receivable, while accounts receivable may increase in third and fourth quarter if revenues increase.

Accounts payable had a minimal decrease of $46,403 due to timing of payments being made. The Company plans to continue its current practices of paying based on due dates rather than accelerating payments for discounts to maintain the current cash position of the Company for future capital purchases.

Accrued liabilities increased $200,358. Accrued payroll, taxes and worker's compensation increased approximately $137,000 due to the timing of payments. Reserves for commissions increased $65,000 which is consistent with the Company's increase in accounts receivable as commissions are paid based on cash collections.

Reserve for returns decreased $14,186 consistent with the decrease in revenue. The company reserves 2.75% of revenues, on an annualized basis, for returns and allowances of their product. See note 4 of the financial statements.

Income taxes payable increased $21,484. This is due to timing differences of income tax payments to be made.

Cash from investing activities:

Investment in property and equipment was $299,705. This is significantly comprised of customized building and leasehold improvements associated with the move in to the Company's new facility. The Company anticipates investing an additional $100,000 to $200,000 in leasehold improvements and equipment during the year 2004, which could exceed the high-end estimate of $400,000 for the year 2004, as previously disclosed.

Trends. Lip balm revenues decreased to $3,223,468 in the first quarter of 2004 as compared to $3,422,105 in the first quarter of 2003, or a 6% decrease. In the first quarter there was a significant drop off in revenues from a major customer, but the Company anticipates this lost revenue will be replaced with increased business from other customers throughout the year. The Company is working towards extra capacity in the second quarter by improving its manufacturing processes for expected volume in the third and fourth quarters 2004. The Company is expecting expanded sales programs with some of its largest customers starting in the third quarter. In preparation, the Company is going through a manufacturing process assessment and implementing improvements that should increase production capacity and efficiencies.

The sour drops and breath fresheners combined revenues decreased to $429,450 in the first quarter of 2004 as compared to $693,133 in the first quarter of 2003, or a 38% decrease. The Company had more dollar store volume in the first quarter of 2003, which in part is attributable to timing of orders from a major customer. With a solid base of repeat business, it is likely this category will be contributing at a similar level (11% of revenues) as 2003.

The nutritional supplements showed a nominal increase in revenue. Revenues were $127,257 in the first quarter of 2004 as compared to $124,201 in the first quarter of 2003, or a 2% increase. The Company has maintained consistent sales of its supplement products, but has been unable to expand its distribution network. Therefore, the Company anticipates these revenues will stay substantially the same.

The Company revenues from international business decreased $127,719 and 48% in the first quarter of 2004 as compared to the first quarter of 2003 and represents 3% and 6%, respectively, of total revenues. Significantly, the decrease can be attributed to some major international customers' internal economic struggles. It is difficult to determine at this time whether these conditions will continue. The Company's efforts to establish a manufacturing venture in South America have ceased with no immediate plans to pursue any further, but may do so in the future. The Company will continue to work towards developing sales in this region. Despite the continued downward trend in international business the Company still is committed to pursuing export opportunities. The Company does not expect significant growth, but hopes to slow the decline it has been experiencing over the last couple of years due to unstable conditions internationally.

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

Item 3. Controls and Procedures

Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The reportable conditions include conditions surrounding the following: accounts receivable processing, inventory accounting, timely accounting reconciliations, and lack of qualified accounting personnel due to turnover and operational requirements.

Management is actively working to correct the internal control deficiencies identified and such efforts include: instituting new controls, enforcing existing policies and providing oversight with respect to inventory valuation and accounts receivable processing, timely accounting reconciliations, and actively interviewing candidates with the intention of expeditiously filling such vacancies and providing necessary resources to meet operational demands.

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, and except as provided above, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

Changes in Internal Controls. The Company is in the process of hiring a Controller to fill the current void and has upgraded the qualification requirements in satisfying this position. Monthly meetings between sales and accounting have been implemented to improve communication towards timely processing of charge-backs from customers against receivables. Management and warehouse staff are being trained in the second quarter to do process audits of inventory transactions. This, combined with planned monthly physical inventories starting in the third quarter and the facility and technology improvements already made, should improve the Company's inventory controls.

                           PART II - OTHER INFORMATION

Item No. 1. Legal Proceedings. The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described in the Company's Annual Report on Form 10-KSB.

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

Exhibit            Description
No.
--------------
3.1(i)(1)          Articles of Incorporation
3.1(ii)(2)         Amended and Restated Bylaws
3.1(ii)(4)         Second Amended and Restated Bylaws
4(2)               Specimen Certificate for Common Stock
10.1(2)            1997 Stock Plan
10.2(2)            1997 Non-Employee Directors' Option Plan
10.3(3)            Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter
10.4(2)            Stock Option Grant under 1997 Non-Employee Directors' Option
                   Plan
10.5(i)(5)         Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
10.5(iii)(8)       Amended Business Lease between the Company's Subsidiary and
                   2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)        Lease Between the Company's Subsidiary and 18501 East Plaza
                   Drive, LLC dated September 4, 2003
10.9(7)            Agreement (effective May 1, 2000, amending the Employment
                   Agreement listed above as Exhibit 10.3).
10.10(10)          Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter dated May 1, 2003
11                 No statement re: computation of per share earnings is filed as computation can be clearly determined from the material contained in this Report on Form 10-QSB.
14.1(11)           Code of Ethics
21(2)              List of Subsidiaries of the Company
31.1(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

1 Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.
2 Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.
3 Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.
4 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.
5 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.
6    N/A
7 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.
8 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.
9 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2003.
10 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2003.
11 Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2003.
12   Filed herewith.

(b) A Form 8-K was filed by the Company during the first quarter of 2004 on January 7, 2004, reporting that the Company was notified by NASDAQ that the Company then evidenced compliance with the bid price requirement and all other requirements necessary for continued listing on The NASDAQ SmallCap Market.

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

                              ORALABS HOLDING CORP.




                            By:/s/ Gary H. Schlatter
                               ---------------------
                               Gary H. Schlatter, President

                            By:/s/ Emile J. Jordan
                               -------------------
                               Emile J. Jordan, Chief Financial Officer

Dated May 20, 2004

                                  Exhibit Index

Exhibit            Description
No.

31.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, by Gary H. Schlatter
31.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002, by Emile J. Jordan
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H Schlatter
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile J. Jordan