Form 10KSB/A
period 2003-12-31
ORALABS HOLDING CORP
filed 2004-05-27
CIK 1044577

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
Yes X  No
   ---   ---

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

Transitional Small Business Disclosure Format (Check one):

                                  Yes ___ No X

NOTE: THE COMPANY IS FILING THIS AMENDMENT TO ITS ANNUAL REPORT SOLELY FOR THE PURPOSE OF REVISING THE TEXT OF THE CERTIFICATIONS ATTACHED AS EXHIBIT 31.1 AND 31.2.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act of the Registrant.

The following table identifies each of the Company's directors and executive officers, indicating the principal occupation or employment of each such person and the name and principal business of any organization by which such person is so employed:

Name of                     Director or              Principal Occupation        Name and Business
Individual               Executive Officer               or Employment             of Employer
----------               -----------------           ---------------------       -----------------

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

11 Filed herewith.

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

                                                         ORALABS HOLDING CORP.





                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    May 26, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                          Title                     Date
        ---------                          -----                     ----

 /s/ Gary H. Schlatter            Director, President,          May 26, 2004
-----------------------------     Chief Executive Officer
     Gary H. Schlatter


 /s/ Michael I. Friess            Director, Secretary           May 26, 2004
-----------------------------
     Michael I. Friess


 /s/ Allen R. Goldstone                  Director               May 26, 2004
-----------------------------
     Allen R. Goldstone


/s/ Robert C. Gust                       Director               May 26, 2004
-----------------------------
    Robert C. Gust

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

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                            December 31,
                                                      2003              2002
                                                   -----------      ------------
Cash flows from operating activities
   Net income                                      $    1,222       $   431,931
                                                   -----------      ------------
   Adjustments to reconcile net income to net
    cash provided by operating activities
     Depreciation                                      436,938          426,591
     Allowance for doubtful accounts                    56,221          184,852
     Deferred tax liability and asset                  224,470          (69,038)
     Loss on sale of assets                            308,858               -
     Changes in assets and liabilities
       Accounts receivable - trade                   (159,856)          (40,264)
       Inventories                                   (418,610)         (283,673)
       Prepaid expenses and deposits                   10,531           183,155
       Accounts payable - trade                       637,566          (237,866)
       Accrued liabilities                           (158,858)          (72,930)
       Reserve for returns                           (142,699)          113,521
       Income taxes payable                          (513,077)           87,862
                                                   -----------      ------------
                                                      281,484           292,210
                                                   -----------      ------------
        Net cash provided by operating
         activities                                   282,706           724,141
                                                   -----------      ------------

Cash flows from investing activities
   Purchase of property and equipment                (376,330)         (308,152)

                                                   -----------      ------------
        Net cash used in investing activities        (376,330)         (308,152)
                                                   -----------      ------------

Cash flows from financing activities
   Payments of principal on long-term debt            (22,875)         (12,220)
                                                   -----------      ------------
        Net cash used in financing activities         (22,875)         (12,220)
                                                   -----------      ------------

Net (decrease) increase in cash                      (116,499)         403,769

Cash - beginning of year                            2,677,607        2,273,838
                                                   -----------      ------------

Cash - end of year                                 $2,561,108       $2,677,607
                                                   ===========      ============

Supplemental disclosure of cash flow information:
               Cash paid for:              Income taxes
               --------------              ------------
                   2003                    $   150,000
                   2002                    $   277,500

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
                                                            ==================

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                                                          For the Years Ended
                                                              December 31,
                                                             2003        2002
                                                       ------------ ------------
Income tax (benefit) expense at the
 statutory rate                                          $ (51,510)   $ 249,927

Change resulting from:
   State and local income taxes, net of
    federal income tax                                           -       45,278
   Non deductible expenses                                      638       3,523
   Foreign tax credits and income
    exclusions                                              (87,712)      4,420
                                                       ------------ ------------
                                                         $ (138,584) $  303,148
                                                       ============ ============
                                        9

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