Form 10QSB/A
period 2004-03-31
ORALABS HOLDING CORP
filed 2004-06-03
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2004 Issuer had 4,580,615 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No



NOTE: THE COMPANY IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT SOLELY FOR THE PURPOSE OF REVISING THE TEXT OF THE CERTIFICATIONS ATTACHED AS EXHIBITS
31.1. AND 31.2

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB/A (the "Evaluation Date")), have concluded that as of the Evaluation Date, and except as provided above, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB/A was being prepared.

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


Dated June 1, 2004

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