Form 10QSB
period 2004-06-30
ORALABS HOLDING CORP
filed 2004-08-20
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2004

                                       or

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

|_| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2004 Issuer had 4,580,615 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information
Item 1.      Financial Statement                                          Page
------       ---------------------                                        ----
         Consolidated Balance Sheets as of June 30, 2004(Unaudited)
           And December 31, 2003............................................2

         Consolidated Statements of Operations Three Months
           And Six Months Ended June 30, 2004 and 2003 (Unaudited)..........3


               Consolidated Statement of Stockholders' Equity from
         December 31, 2003 Through June 30, 2004(Unaudited).................4


         Consolidated Statements of Cash Flows, Six Months Ended
           June 30, 2004 and 2003 (Unaudited)...............................5


         Notes to Consolidated Financial Statements.........................6


  Item 2. Management's Discussion and analysis of Financial Conditions
            And Results of Operations.......................................7


  Item 3. Controls and procedures...........................................10


Part II. Other Information .................................................11


Exhibit Index...............................................................14

                       ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    June 30, 2004
                                                                      Unaudited    December 31, 2003
                                                                    -------------  ------------------
                                     Assets
Current Assets
   Cash and cash equivalents                                         $1,504,727       $2,561,108
   Accounts receivable, net of allowance for doubtful accounts of
      $334,354 and $415,422                                           1,658,355        1,896,672
   Inventories                                                        2,644,688        2,422,153
   Deferred tax asset                                                   336,595          154,952
   Income taxes receivable                                              242,988          242,988
   Prepaid expenses                                                     148,332          143,635
   Deposits and other assets                                            150,960          117,670
                                                                     ----------       ----------
        Total current assets                                          6,686,645        7,539,178
 Non-current assets
   Property and equipment, net                                        1,173,461          865,427
                                                                     ----------       ----------
        Total non-current assets                                      1,173,461          865,427
                                                                     ----------       ----------
 Total Assets                                                        $7,860,106       $8,404,605
                                                                     ==========       ==========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable - trade                                          $716,529       $1,045,267
     Accrued liabilities                                                185,889          146,332
     Reserve for returns                                                358,185          396,419
     Income tax payable                                                   4,203                0
     Current portion of long-term debt                                   22,874           22,874
                                                                     ----------       ----------
         Total current liabilities                                    1,287,680        1,610,892
                                                                     ----------       ----------
Non-current Liabilities
     Long-term debt, less current portion                                13,219           24,655
     Deferred tax liability long-term                                    74,872           41,611
                                                                     ----------       ----------
        Total non-current liabilities                                    88,091           66,266
                                                                     ----------       ----------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
  issued and outstanding                                                      0                0
Common stock, $.001 par value; 100,000,000 shares authorized,
  4,580,615 issued and outstanding at the end of both periods             4,581            4,581
Additional paid -in capital                                           1,221,484        1,221,484
Retained earnings                                                     5,258,270        5,501,382
                                                                     ----------       ----------
Total stockholders' equity                                            6,484,335        6,727,447
                                                                     ----------       ----------

Total liabilities and stockholders' equity                           $7,860,106       $8,404,605
                                                                     ==========       ==========
                See Notes to Consolidated Financial Statements



                                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                                Consolidated Statements of Operations
                                  Three Months and Six Months ended June 30, 2004 and June 30, 2003
                                                              Unaudited
---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                      06/30/04          06/30/03          06/30/04          06/30/03
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                      $3,010,480        $3,474,434        $6,790,656        $7,714,831
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        3,010,480         3,474,434         6,790,656         7,714,831
                                                     ----------        ----------        ----------        ----------
   Cost of Sales                                      2,180,662         2,503,763         4,794,109         5,139,911
                                                     ----------        ----------        ----------        ----------
Gross profit                                            829,818           970,671         1,996,547         2,574,920
                                                     ----------        ----------        ----------        ----------
Operating Expenses:
  Engineering                                            81,495            59,594           182,976           123,852
  Selling and marketing costs                           297,801           253,132           700,935           922,825
  General and administrative                            762,265           554,289         1,477,018         1,193,307
  Other                                                  10,446            11,005            27,937            15,315
                                                     ----------        ----------        ----------        ----------
Total operating expenses                              1,152,007           878,020         2,388,866         2,255,299
                                                     ----------        ----------        ----------        ----------
Net operating (loss) income                            (322,189)           92,651          (392,319)          319,621
Other income (expense)
   Interest and other income                              2,586            10,260             5,028            19,735
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                              2,586            10,260             5,028            19,735
                                                     ----------        ----------        ----------        ----------
Net (loss) income before provision for income taxes    (319,603)          102,911          (387,291)          339,356

Income tax benefit (expense)                            119,038           (41,289)          144,179          (127,082)
                                                     ----------        ----------        ----------        ----------
Net (loss) income                                    $ (200,565)        $  61,622        $ (243,112)        $ 212,274
                                                     ==========        ==========        ==========        ==========
Basic and diluted (loss) income per common share     $     (.04)        $     .01        $     (.05)        $     .05
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   4,580,615         4,580,615         4,580,615         4,580,615
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                                         See Notes to Consolidated Financial Statements


                                                ORALABS HOLDING CORP AND SUBSIDIARIES

                                           Consolidated Statement of Stockholders' Equity
                                               For the Six months ended June 30, 2004
                                                              Unaudited

--------------------------------------------------------------------------------------------------------------------------------

                                   Preferred       Stock        Common        Stock      Addl. Paid-In    Retained       Total
                                    Shares         Amount       Shares        Amount       Capital        Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2003                                      4,580,615      $4,581       $1,221,484    $5,501,382    $6,727,447

Net loss                                                                                                  (243,112)     (243,112)


                                 ------------------------------------------------------------------------------------------------
Balance at June 30, 2004
                                                              4,580,615      $4,581       $1,221,484    $5,258,270    $6,484,335
=================================================================================================================================

                                              See Notes to Consolidated Financial Statements




                                                ORALABS HOLDING CORP AND SUBSIDIARIES


                                                     Consolidated Statements of
                                                    Cash Flow For the Six months
                                                    ended June 30, 2004 and 2003
                                                              Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                            2004            2003
                                                                                            ----            ----
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net (loss) income                                                                        $ (243,112)       $  212,274
                                                                                         ----------       ----------
Adjustments to reconcile net (loss) income to net cash used in operating
Activities
 Allowance for doubtful accounts                                                             81,068          (38,392)
 Depreciation                                                                               163,730          200,290
 Deferred taxes                                                                            (144,179)               0

 Changes in assets and liabilities:
 Other current assets                                                                       (37,987)        (116,063)
 Accounts receivable                                                                        157,249         (388,114)
 Inventory                                                                                 (222,535)          77,015
 Accounts payable                                                                          (328,738)         114,655
 Accrued expenses                                                                            39,557           53,009
 Reserve for returns                                                                        (38,234)        (157,146)
 Income taxes payable                                                                             0         (119,332)
                                                                                         ----------       ----------
                                                                                           (330,069)         (374,078)
                                                                                         ----------       ----------
Net cash used in operating activities                                                      (573,181)        (161,804)
                                                                                         ----------       -----------
Cash from investing activities

  Investment in property and equipment                                                     (471,764)        (119,804)
                                                                                         ----------       ----------
    Net cash used in investing activities                                                  (471,764)        (119,804)
                                                                                         ----------       ----------
Cash from financing activities
  Payment on long term debt                                                                 (11,436)         (11,436)
                                                                                          ---------       ---------
  Net cash used in financing activities                                                     (11,436)         (11,436)
                                                                                          ---------       ---------

Net decrease in cash and cash equivalents                                                (1,056,381)        (293,044)
Cash and cash equivalents, beginning of the period                                        2,561,108        2,677,607
                                                                                         ----------       ----------
Cash and cash equivalents, end of the period                                             $1,504,727       $2,384,563
                                                                                         ==========       ==========



Cash paid for income taxes was $ 0.00 (2004) and $150,000 (2003)



--------------------------------------------------------------------------------------------------------------------

                                           See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB/A for the year ended December 31, 2003 (the "2003 Form 10-KSB/A") of OraLabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the 2004 presentation.

NOTE 2 - Property and Equipment Property and Equipment Consisted of The following:



Machinery and equipment:
------------------------
============================================================================
                                  June 30, 2004
----------------------------------------------------------------------------

Machinery and equipment                                        $2,168,772
Leasehold improvements                                            417,765
                                                               ----------
                                                                2,586,537
Less accumulated depreciation                                  (1,413,076)
                                                               ----------
                                                               $1,173,461
                                                               ==========



NOTE 3 - LINE-OF-CREDIT

The Company entered into a line-of-credit agreement with a bank in the amount of $2,000,000, which expires September 2004. As of June 30, 2004, the Company had available the entire $2,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at June 30, 2004 is $358,185.


NOTE 5- STOCK OPTIONS

On May 27, 2004, the Company granted 7500 options to certain members of the Board of Directors under the Company's 1997 non-employee directors option plan to purchase stock at $1.79 per share, fair market value at the date of grant. These options vest over four years.

                      ORALABS HOLDING CORP AND SUBSIDIARIES


ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2004. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending June 30, 2004 as compared with the three month period ending June 30, 2003.

Product sales decreased $463,953 or 13%. Sales decreased primarily because of no sales for this period to a sizeable customer who in the same period for 2003 purchased approximately $420,000 of product. Most of the sales to this customer in 2003 occurred in the first half of the year.

Gross profit decreased $140,853. As a percentage of sales gross profit remained at 28%. The reduction in gross profit from the first quarter of both years is the result of a higher concentration of sales to dollar stores, which typically yield a lower percent of gross profit.

Engineering increased $21,901 or 37%. The increase can be attributed to additional staffing for maintenance and safety compliance and an increase in equipment and building repairs. The building repairs should stabilize in the 3rd quarter of 2004 and forward.

Selling and marketing increased $44,669 or 18%. The increase can be attributed to an increase in advertising expense and bad debt expense. The majority of the bad debt expense was recorded for one customer. Advertising increased due to publication ads for one of our product lines during second quarter. Selling and marketing expenses are expected to remain consistent as a percentage of product sales.

General and Administrative increased $207,976 or 38%. The increase is attributable to an increase in legal fees of $103,005 predominantly related to patent protection litigation commenced by the company as plaintiff and described in the Company's 2003 Form 10-KSB; salaries including payroll taxes of $119,000 primarily for additional staffing; and increases in outside labor and moving expenses. These expenses were offset by reductions in research and development costs. The patent protection litigation will incur approximately $150,000 additional costs in the third quarter. Other general and administrative cost should remain consistent with the second quarter 2004 going forward.

The effective tax rate decreased from 40% to 37% due to non-deductible expenses in 2003 that the Company did not have in 2004.

The Company incurred a profit for the second quarter of year 2003 of $61,622, but for the second quarter of 2004 the net loss for the Company was $200,565, as explained by the above activities. As a percentage of sales, the profit, which excludes interest, other income and income taxes, for the second quarter of year 2003, was 2%, but for the second quarter of year 2004 the operating loss was 7%.

Results of Operations. For the six month period ending June 30, 2004 as compared with the six month period ending June 30, 2003.

Product sales decreased $924,175 or 12%. Sales decreased due to decreased volume as well as decreased margins. There was a reduction in revenues of approximately $920,000 from two significant customers. See "Trends" below.

Gross profit decreased $578,371. As a percentage of sales gross profit decreased from 33% to 29%. Significantly, the gross profit decrease was a result of the lost revenues addressed above in product sales. Those sales they were at above average selling prices and had relatively low packaging costs. Also, the cost of overhead increased as a percentage of sales extensively due to higher costs of a new building.

Engineering increased $59,124 or 48%. The increase can be attributed to additional staffing for maintenance and safety compliance, as well as equipment and building repairs associated with bringing the new building up to standards.

Selling and marketing decreased $221,890 or 24%. There was a decrease in bad debt expense as it relates to non-recurring write offs of uncollectible receivables in the amount of $252,000 in 2003. This was partially offset by an increase in advertising of approximately $23,000 in the second quarter of 2004. Selling and marketing expenses are expected to remain consistent as a percentage of product sales.

General and administrative expenses increased $283,711 or 24%. The increase can be attributed to Salaries and related payroll expenses, which increased approximately $118,000 due in large part to additional staffing; legal fees increased approximately $92,000 predominantly related to patent protection litigation; and increases in outside labor and rent also contributed to the increase. The patent protection litigation will incur approximately $150,000 additional costs in the third quarter. Other general and administrative cost should remain consistent with the second quarter 2004 going forward.

Interest and other income decreased $14,707 and decreased or 75%. This was due to reduced royalty income of approximately $12,000 and decreased interest income of approximately $3,000.

The Company had an after tax loss of $243,112 in the first six months of 2004 compared to income of $212,274 for the same period in 2003. The effective Tax rate for the second quarter for both periods was 37%, consistent with management's expectations. For the year ended December 31, 2003, the Company recognized a tax benefit related to the completion of the Company's previous year's tax return and recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected. The change in the estimate of these credits and exclusions resulted in a one time effective tax rate of 101%.

Liquidity and Capital Resources. Balance Sheet as of June 30, 2004 compared to December 31, 2003.

At June 30, 2004, the Company had $1,504,727 of cash and its current ratio was approximately 5 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities in the amount of $573,181 consists of the following:

Accounts receivable, net allowance for doubtful accounts, decreased $238,317. Decreased sales and write-offs of aged receivables for customer returns and allowances previously accrued accounts for the decrease in accounts receivable.

Other current assets decreased $37,987, attributable to small decreases in deposits and prepaid expenses.

Accounts payable decreased $328,738. This is due to timing differences for purchases of raw materials.

Accrued liabilities increased $39,557 due to increases in payroll taxes, commissions, accrued payroll, and workmen's compensation accrual.

Reserve for returns decreased $38,234 consistent with the decrease in revenue. The company reserves 2.75% of revenues, on an annualized basis, for returns and allowances of their product. See note 4 of the financial statements.

Cash from investing activities:

Investment in property and equipment was $471,764. This is significantly comprised of customized building and leasehold improvements associated with the move into the Company's new facility. During third quarter, a move of sales and accounting offices to another unoccupied location within the facility are anticipated to create additional production space. Equipment additions in third and fourth quarter will be geared toward reducing production labor costs.

TRENDS. Lip balm revenues were down to $5,464,543 in the first six months of 2004 as compared to $6,200,328 in the first six months of 2003. Although the Company had reduced lip balm revenue from two major customers of approximately $920,000 through the first six months, the Company has orders and anticipated orders from other customers that will utilize new retail point of sale displays accenting OraLabs(TM) quality products at value prices. The Company shares its customer's enthusiasm and optimism that consumers will be attracted to this display and purchase OraLabs(TM) lip balm products. Test marketing results have been positive. Third quarter lip balm sales ought to be near last year's level or higher with the Company being well positioned to manage growth in the fourth quarter should such growth occur.

Sales of sour drops and breath fresheners were $1,064,339 in the first six months of 2004 as compared to $1,233,166 in the first six months of 2003, or a 14% decrease, which is an improvement over the 38% decrease experienced in the first quarter. The Company continues to maintain a solid base of customers. The Company remains uncertain about opportunities which would likely come from dollar stores or convenience stores.

The nutritional supplements, on a relatively smaller scale, showed a nominal decline in revenue. Revenues were $261,773 in the first six months of 2004 as compared to $281,338 in the first six months of 2003, or a 7% decrease. As anticipated, second quarter 2004 revenues have maintained similar levels as the previous five quarters dating back to the first quarter of 2003. The Company does not expect much change as its products have consistent sales predominantly with a customer who has purchased from the Company for over six years.

The Company revenues from international business decreased $266,763 and 52%. Revenues were $250,574 for the first six months of 2004 as compared to $517,337 for the first six months of 2003. A major international customer has purchased $4,744 in 2004 compared to $169,279 in 2003 significantly contributed to this decline. It is difficult to determine whether this decline will continue. The Company's efforts to establish a manufacturing venture in South America have reopened, but the process is progressing very slowly and at this point the Company cannot estimate how much revenue this venture will produce and when such revenues will occur. The Company's position remains that despite the continued downward trend in international business, the Company still is committed to pursuing export opportunities and will continue efforts to slow the decline it has been experiencing over the last couple of years.

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

ITEM 3. CONTROLS AND PROCEDURES

Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. In the March 31, 2004 10-QSB filing the Company reported conditions surrounding the following: accounts receivable processing, inventory accounting, timely accounting reconciliations, and lack of qualified accounting personnel due to turnover and operational requirements.

During the second quarter Management actively addressed the internal control deficiencies identified and such efforts include: instituting new controls, enforcing existing policies and providing oversight with respect to inventory valuation and accounts receivable processing, timely accounting reconciliations, and hiring a Controller near the end of second quarter and providing necessary resources to meet operational demands such as a Process Engineer and capital equipment. The Company is evaluating accounting software and is in the final stages of choosing an improved software package to be implemented in the fourth quarter of 2004.

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

Changes in Internal Controls. The Company has hired a Controller who meets the Company's qualification requirements to satisfy this position. Monthly meetings between sales and accounting have been implemented to improve communication towards timely processing of charge-backs from customers against receivables. Management and warehouse staff have been trained in the second quarter and will receive on-going training to perform process audits of inventory transactions. This, combined with planned monthly physical inventories starting in the third quarter and the facility and technology improvements already made, should improve the Company's inventory controls. In addition, the aforementioned accounting software package will provide more comprehensive transaction detail and controls.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. On May 25, 2004, the Annual Meeting of stockholders of the Company was held at the Company's headquarters in Parker, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the incumbent directors were reelected. The voting was as follows:

         Gary H. Schlatter 4,286,382 For, 1,540 Against, 365 Abstain; Allen R. Goldstone 4,286,508 For, 1,414 Against, 365 Abstain; Michael I. Friess 4,286,586 For, 1,336 Against, 365 Abstain; and Robert C. Gust 4,286,586 For, 1,336 Against, 365 Abstain.

With respect to the ratification of the selection of the Company's auditors for fiscal year ending December 31, 2004, there were 4,286,139 votes in favor, 1,573 against and 575 abstentions. There were no broker non-votes.

Item No. 5. Other Information. None.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:


Exhibit
No.                Description
--------------     -------------------
3.1(i)(1)          Articles of Incorporation 3.1(ii)(2) Amended and Restated
                   Bylaws
3.1(ii)(3)         Second Amended and Restated Bylaws 4(2)
                   Specimen Certificate for Common Stock
10.1(2)            1997 Stock Plan
10.2(2)            1997 Non-Employee Directors' Option Plan
10.4(2)            Stock Option Grant under 1997 Non-Employee Directors' Option
                   Plan
10.5(i)(4)         Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
10.5(iii)(5)       Amended Business Lease between the Company's Subsidiary and
                   2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(6)        Lease Between the Company's Subsidiary and 18501 East Plaza
                   Drive, LLC dated September 4, 2003
10.10(7)           Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter dated May 1, 2003
10.5(v)(9)         Lease Termination Agreement for Business Lease described in
                   Exhibit 10.5(i)
10.5(vi)(9)        Lease Termination Agreement for Business Lease described in
                   Exhibit 10.5(iii)
11                 No statement re: computation of per share earnings is filed as computation can be clearly determined from the material contained in this Report on Form 10-QSB.
14.1(8)            Code of Ethics
21(2)              List of Subsidiaries of the Company
31.1(9)            Certification of President Pursuant To 18 U.S.C. Section
                   1350, As Adopted Pursuant To Section 302 Of The
                   Sarbanes-Oxley Act
                   of 2002
31.2(9)            Certification of Chief Financial Officer Pursuant To 18
                   U.S.C. Section 1350, As Adopted Pursuant To Section 302 of
                   The
                   Sarbanes-Oxley Act Of 2002
32.1(9)            Certification of President Pursuant To 18 U.S.C. Section
                   1350, As Adopted Pursuant To Section 906 of The
                   Sarbanes-Oxley Act of 2002
32.2(9)            Certification of Chief Financial Officer Pursuant To 18
                   U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                   The
                   Sarbanes-Oxley Act Of 2002


1. Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.

2. Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

3. Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.

4. Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.

5. Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.

6. Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2003.

7. Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2003.

8. Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2003.

9. Filed herewith.


         (b) No report on Form 8-K was filed by the Company during the quarter reported upon in this report.

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




                              ORALABS HOLDING CORP.





By:/s/ Gary H. Schlatter
   ---------------------
   Gary H. Schlatter, President





By:/s/ Emile J. Jordan
   -------------------
   Emile J. Jordan, Chief Financial Officer



Dated August 20, 2004

                                  Exhibit Index

Exhibit
No.                Description
---------          ------------
10.5(v)            Lease termination agreement (Tejon)
10.5(vi)           Lease termination agreement (Raritan)
31.1               Certification of President Pursuant To 18 U.S.C. Section
                   1350, As Adopted Pursuant To Section 302 Of The
                   Sarbanes-Oxley Act Of 2002
31.2               Certification of Chief Financial Officer Pursuant To
                   18 U.S.C. Section 1350, As Adopted Pursuant To Section
                   302 Of The Sarbanes-Oxley Act Of 2002
32.1               Certification of President pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2               Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002