Form 10QSB/A
period 2004-03-31
ORALABS HOLDING CORP
filed 2004-08-24
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A-2

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

s of March 31, 2004 Issuer had 4,580,615 shares of common stock, $.001 Par Value, outstanding. Transitional Small Business Disclosure Format (check one) |_| Yes |X| No

NOTE: THE COMPANY IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT FOR THE PURPOSE OF DISCUSSING IN PART I, ITEM 2 ITS QUARTERLY AND ANNUAL EFFECTIVE NET INCOME TAX RATES AND RELATED CHANGES TO THE FINANCIAL STATEMENTS.

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

  Item 3.   Controls and Procedures...........................................10

Part II.  Other Information................................................11-14




                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                     March 31, 2004  December 31, 2003
                                                                       Unaudited


                                                                   Assets
 Current Assets
    Cash and cash equivalents                                         $2,331,249       $2,561,108
    Accounts receivable, net of allowance for doubtful accounts of
       $461,562 and $415,422                                           2,113,452        1,896,672
    Inventories                                                        2,324,799        2,422,153
    Deferred tax asset - current                                         172,163          154,952
    Income taxes receivable                                              242,988          242,988
    Prepaid expenses                                                     146,235          143,635
    Deposits                                                              66,666          117,670
                                                                      ----------       ----------
         Total current assets                                          7,397,552        7,539,178

  Non-current assets
    Deferred tax asset                                                    34,986                0
    Property and equipment, net                                        1,089,607          865,427
                                                                      ----------       ----------
         Total non-current assets                                      1,124,593          865,427
                                                                      ----------       ----------
  Total Assets                                                        $8,522,145       $8,404,605
                                                                      ==========       ==========

                                                    Liabilities and Stockholders' Equity


 Current liabilities
      Accounts payable - trade                                          $998,864       $1,045,267
      Accrued liabilities                                                346,690          146,332
      Reserve for returns                                                382,233          396,419
      Income tax payable                                                  13,479                0
      Current portion of long-term debt                                   22,874           22,874
                                                                      ----------       ----------
          Total current liabilities                                    1,764,140        1,610,892
                                                                      ----------       ----------
 Non-current Liabilities
      Long-term debt, less current portion                                18,937           24,655
      Deferred tax liability long-term                                    54,168           41,611
                                                                      ----------       ----------
         Total non-current liabilities                                    73,105           66,266
                                                                      ----------       ----------

 Commitments and contingencies

 Stockholders' equity
 Preferred stock, $.001 par value, 1,000,000 shares authorized; none
   issued and outstanding                                                      0                0
 Common stock, $.001 par value; 100,000,000 shares authorized,
   4,580,615 issued and outstanding at the end of both periods             4,581            4,581
 Additional paid -in capital                                           1,221,484        1,221,484
 Retained earnings                                                     5,458,835        5,501,382
                                                                      ----------       ----------
 Total stockholders' equity                                            6,684,900        6,727,447
                                                                      ----------       ----------

 Total liabilities and stockholders' equity                           $8,522,145       $8,404,605
                                                                      ==========       ==========

                                            See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
              Three Months ended March 31, 2004 and March 31, 2003
                                    Unaudited




                                                         03/31/04      03/31/03
Revenues:
  Product sales                                        $3,780,175     $4,240,398
                                                       ----------     ----------
Total Revenues                                          3,780,175      4,240,398
                                                       ----------     ----------
   Cost of Sales                                        2,610,756      2,636,148
                                                       ----------     ----------
Gross profit                                            1,169,419      1,604,250
                                                       ----------     ----------
Operating Expenses:
  Engineering                                             101,482         62,688
  Selling and marketing costs                             392,383        670,513
  General and administrative                              725,503        639,769
  Other                                                    17,491          4,310
                                                       ----------     ----------
Total operating expenses                                1,236,859      1,377,280
                                                       ----------     ----------

Net operating income (loss)                               (67,440)       226,970


Other income (expense)
   Interest and other (expense) income                       (247)         9,475
                                                       ----------     ----------
Total other income (expense)                                 (247)         9,475
                                                       ----------     ----------

Net income (loss) before provision for income taxes       (67,687)       236,445

Income taxes benefit/(expense)
   Current                                                      0        (85,792)
   Deferred                                                25,140           --
                                                       ----------     ----------
                                                           25,140        (85,792)
                                                       ----------     ----------

Net Income (loss)                                        ($42,547)      $150,653
                                                       ==========     ==========


Basic income (loss) per common share                    $   (0.01)     $     .03
                                                       ==========     ==========
Weighted average shares outstanding                     4,580,615      4,580,615
                                                       ==========     ==========
Diluted income (loss) per share                         $   (0.01)     $     .03
                                                       ==========     ==========
Diluted weighted average shares outstanding             4,582,926      4,580,615
                                                       ==========     ==========


                 See Notes to Consolidated Financial Statements




                                                    ORALABS HOLDING CORP AND SUBSIDIARIES

                                               Consolidated Statement of Stockholders' Equity
                                                  For the Three months ended March 31, 2004
                                                                  Unaudited

=====================================================================================================================
                          Preferred    Stock      Common      Stock     Addl. Paid-In     Retained
                           Shares      Amount     Shares      Amount       Capital        Earnings          Total
---------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2003                        4,580,615     $4,581      $1,221,484      $5,501,382      $6,727,447


Net income (loss)                                                                         $  (42,547)     $  (42,547)
                          -------------------------------------------------------------------------------------------
Balance at March 31, 2004                       4,580,615     $4,581       $1,221,484     $5,458,835      $6,684,900
=====================================================================================================================

                                            See Notes to Consolidated Financial Statements


                                                    ORALABS HOLDING CORP AND SUBSIDIARIES


                                                Consolidated Statements of Cash Flow For the
                                                 Three months ended March 31, 2004 and 2003
                                                                  Unaudited


                                                                                    03/31/04     03/31/03

Cash flows from operating activities
------------------------------------
Net income (loss)                                                                 $  (42,547)  $  150,653
                                                                                  ----------   ----------
Adjustments to reconcile net income to net cash provided by (used in) operating
Activities:
 Depreciation                                                                         75,525      101,729
 Deferred taxes                                                                      (25,140)

Changes in assets and liabilities:
 Other current assets                                                                 48,404     (192,561)
 Accounts receivable                                                                (216,780)    (731,922)
 Inventories                                                                          97,354      147,582
 Accounts payable                                                                    (46,403)      15,956
 Accrued expenses                                                                    200,358      135,853
 Reserve for returns                                                                 (14,186)    (141,473)
 Income taxes payable                                                                 (1,021)      85,820
                                                                                   ---------     --------
Net cash provided by (used in) operating activities                                   75,564     (428,363)
                                                                                   ---------     --------

Cash from investing activities
  Investment in property and equipment                                              (299,705)     (42,283)
                                                                                   ---------   ----------
  Net cash used in investing activities                                             (299,705)     (42,283)
                                                                                   ---------   ----------
Cash from financing activities
  Payments on long term debt                                                          (5,718)      (4,144)
                                                                                    ---------    ---------
 Net cash used in financing activities                                                (5,718)      (4,144)
                                                                                    ---------    ---------

Net decrease in cash and cash equivalents                                           (229,859)    (474,790)
Cash and cash equivalents, beginning of the period                                 2,561,108    2,677,607
                                                                                   ---------   ----------
Cash and cash equivalents, end of the period                                      $2,331,249   $2,202,817
                                                                                  ==========   ==========


                                            See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2003(the "2003 Form 10-KSB") of OraLabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

Note 2 - Property and Equipment
-------------------------------
Property and equipment consisted of the following:



                                                             March 31, 2004
----------------------------------------------------------------------------

Machinery and equipment                                        $2,025,674
Leasehold Improvements                                            388,805
                                                               ----------
                                                                2,414,479
Less accumulated depreciation                                  (1,324,872)
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

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Note 5- Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations:



For the Quarter Ended March 31, 2004
==================================================================================================================
                                                            Loss                Shares
                                                          (Numerator)
(Denominator) Per Share Amt
------------------------------------------------------------------------------------------------------------------
Net Loss                                                  ($42,547)


Basic EPS
   Weighted average beginning shares outstanding                                 4,580,615

                                                          --------------------------------
Loss available to stockholders                             ($42,547)             4,580,615                   ($.01)
                                                                                           ========================

Effect of Dilutive Common Stock Options                                              2,311


Diluted EPS
    Loss available to common stockholders plus assumed conversions

                                                          ---------------------------------------------------------
                                                           (42,547)              4,582,926                   ($.01)
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

The Company had an after tax loss of $42,547 in the first quarter 2004 compared to income of $150,653 for the same period in 2003. The effective tax rates for the first quarter was 37% and 36%, respectively, consistent with management's expectations. For the year ended December 31, 2003, the Company recognized a tax benefit related to the completion of the Company's previous years tax return and recognized the impact of previous enterprise zone credits and territorial foreign income exclusions not previously reflected. The change in the estimate of these credits and exclusions resulted in a one time effective tax rate of 101%.

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

Net cash provided by operating activities in the amount of $75,564 significantly consists of the following:

Other current assets decreased $48,404 related primarily to a decrease in deposits of $51,004 from deposits on inventory that was received in the first quarter. The Company anticipates that deposits will fluctuate as deposits are made throughout the year for purchasing of raw materials and manufacturing equipment that will be typically received within sixty days of deposit.

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

The Company revenues from international business decreased $127,719 and 48% in the first quarter of 2004 as compared to the first quarter of 2003 and represents 3% and 6%, respectively, of total revenues. Significantly, the decrease can be attributed to some major international customer's internal economic struggles. It is difficult to determine at this time whether these conditions will continue. The Company's efforts to establish a manufacturing venture in South America have ceased with no immediate plans to pursue any further, but may do so in the future. The Company will continue to work towards developing sales in this region. Despite the continued downward trend in international business the Company still is committed to pursuing export opportunities. The Company does not expect significant growth, but hopes to slow the decline it has been experiencing over the last couple of years due to unstable conditions internationally.

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

Management is actively working to correct the internal control deficiencies identified and such efforts include: instituting new controls; enforcing existing policies and providing oversight with respect to inventory valuation and accounts receivable processing; timely accounting reconciliations; and actively interviewing candidates with the intention of expeditiously filling such vacancies and providing necessary resources to meet operational demands.

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

Item No. 4. Submission of Matters to a Vote of Security Holders. None

Item No. 5. Other Information. None.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit            Description
No.                -----------
-------
3.1(i)(1)          Articles of Incorporation
3.1(ii)(2)         Amended and Restated Bylaws
3.1(ii)(4)         Second Amended and Restated Bylaws
4(2)               Specimen Certificate for Common Stock
10.1(2)            1997 Stock Plan
10.2(2)            1997 Non-Employee Directors' Option Plan
10.3(3)            Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter
10.4(2)            Stock Option Grant under 1997 Non-Employee Directors' Option
                   Plan
10.5(i)(5)         Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
10.5(iii)(8)       Amended Business Lease between the Company's Subsidiary
                   and 2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)        Lease Between the Company's Subsidiary and 18501 East Plaza
                   Drive, LLC dated September 4, 2003
10.9(7)            Agreement (effective May 1, 2000, amending the Employment
                   Agreement listed above as Exhibit 10.3).
10.10(10)          Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter dated May 1, 2003
11                 No statement re: computation of per share earnings is  filed as computation can be clearly determined from the material contained in this Report on Form 10-QSB.
14.1(11)           Code of Ethics
21(2)              List of Subsidiaries of the Company
31.1(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)           Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

                              ORALABS HOLDING CORP.




                            By:/s/ Gary H. Schlatter
                              ---------------------
                              Gary H. Schlatter, President

                           By:/s/ Emile J. Jordan
                              -------------------
                              Emile J. Jordan, Chief Financial Officer

Dated August 23, 2004

                                  Exhibit Index

Exhibit            Description
No.                -----------
-------

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