Form 10QSB
period 2004-09-30
ORALABS HOLDING CORP
filed 2004-11-16
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                |X| Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.

               For the quarterly period ended: September 30, 2004

                                       or

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


                                 (303) 783-9499
                                ----------------
                           (Issuer's telephone number)

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

|_| Yes |_| No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2004 Issuer had 4,580,615 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.  Financial Information
Item 1.  Financial Statement                                                Page
-------  -------------------                                                ----

        Consolidated Balance Sheets as of September 30, 2004(Unaudited)
         And December 31, 2003................................................2

        Consolidated Statements of Operations Three Months
         And Nine Months Ended September 30, 2004 and 2003 (Unaudited)........3


        Consolidated Statement of Stockholders' Equity from
         December 31, 2003 Through September 30,2004 (Unaudited)..............4


        Consolidated Statements of Cash Flows, Nine Months Ended
         September 30, 2004 and 2003 (Unaudited)..............................5


        Notes to Consolidated Financial Statements............................6


Item 2. Management's Discussion and analysis of Financial Conditions
         And Results of Operations............................................7


Item 3. Controls and procedures..............................................10


Part II. Other Information ..................................................11


Exhibit Index................................................................14

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets
                           ---------------------------

                                                                    September 30,
                                                                        2004
                                                                      Unaudited     December 31, 2003
                                                                    -------------   -----------------
                                     Assets
Current Assets
   Cash and cash equivalents                                        $   700,334       $ 2,561,108
   Accounts receivable, net of allowance for doubtful accounts of
    $341,983 and $415,422                                             1,530,670         1,896,672
   Inventories                                                        2,788,325         2,422,153
   Deferred tax asset                                                   339,440           154,952
   Income taxes receivable                                              242,988           242,988
   Prepaid expenses                                                     171,260           143,635
   Deposits and other assets                                            177,005           117,670
                                                                    -------------     ------------
        Total current assets                                          5,950,022         7,539,178
 Non-current assets
   Deferred tax asset long-term                                         205,538
   Property and equipment, net                                        1,611,573           865,427
                                                                    -------------     ------------
        Total non-current assets                                      1,817,111           865,427
                                                                    -------------     ------------
 Total Assets                                                       $ 7,767,133       $ 8,404,605
                                                                    =============     ============
                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                         $   909,086       $ 1,045,267
   Accrued liabilities                                                  271,849           146,332
   Reserve for returns                                                  358,290           396,419
   Income tax payable                                                     4,203                 0
   Current portion of long-term debt                                     16,724            22,874
                                                                    -------------     ------------
        Total current liabilities                                     1,560,152         1,610,892
                                                                    -------------     ------------
Non-current Liabilities
   Long-term debt, less current portion                                  13,650            24,655
   Deferred tax liability long-term                                      69,201            41,611
                                                                    -------------     ------------
        Total non-current liabilities                                    82,851            66,266
                                                                    -------------     ------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
 issued and outstanding                                                       0                 0
Common stock, $.001 par value; 100,000,000 shares authorized,
 4,580,615 issued and outstanding at the end of both periods              4,581             4,581
Additional paid -in capital                                           1,221,484         1,221,484
Retained earnings                                                     4,898,065         5,501,382
                                                                    -------------     ------------
Total stockholders' equity                                            6,124,130         6,727,447
                                                                    -------------     ------------

Total liabilities and stockholders' equity                          $ 7,767,133       $ 8,404,605
                                                                    =============     ============

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
  Three Months and Nine Months ended September 30, 2004 and September 30, 2003
                                   Unaudited

----------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                 Nine Months Ended
                                                       09/30/04          09/30/03          09/30/04          09/30/03
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                      $2,831,826        $2,948,328        $9,622,482       $10,663,160
                                                     -----------       -----------       -----------      ------------
Total Revenues                                        2,831,826         2,948,328         9,622,482        10,663,160
                                                     -----------       -----------       -----------      ------------
   Cost of Sales                                      2,173,430         1,930,949         6,943,391         7,070,861
                                                     -----------       -----------       -----------      ------------
Gross profit                                            658,396         1,017,379         2,679,091         3,592,299
                                                     -----------       -----------       -----------      ------------
Operating Expenses:
  Engineering                                            54,749            61,262           237,726           185,114
  Selling and marketing costs                           274,088           265,646           975,022         1,188,470
  General and administrative                            903,830           549,386         2,380,849         1,742,693
  Other                                                   2,901             7,578            30,838            22,893
                                                     -----------       -----------       -----------      ------------
Total operating expenses                              1,235,568           883,872         3,624,435         3,139,170
                                                     -----------       -----------       -----------      ------------
Net operating (loss) income                            (577,172)          133,507          (945,344)          453,129
Other income (expense)                                                    (65,207)          (24,148)          (65,441)
   Interest and other income                              2,913             5,486             7,942            25,455
                                                     -----------       -----------       -----------      ------------
Total other income (expense)                              2,913           (59,721)          (16,206)          (39,986)
                                                     -----------       -----------       -----------      ------------
Net (loss) income before provision for income taxes    (574,259)           73,786          (961,550)          413,143

Income tax benefit                                      214,054            40,355           358,233           167,436
                                                     -----------       -----------       -----------      ------------
Net (loss) income                                    $ (360,205)       $   33,431        $ (603,317)      $   245,707
                                                     ===========       ===========       ===========      ============
Basic and diluted (loss) income per common share     $     (.08)       $      .01        $     (.13)      $       .05
                                                     ===========       ===========       ===========      ============
Weighted average shares outstanding                   4,580,615         4,580,615         4,580,615         4,580,615
                                                     ===========       ===========       ===========      ============

----------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                  For the Nine months ended September 30, 2004
                                    Unaudited

---------------------------------------------------------------------------------------------------------------------------------

                                   Preferred       Stock        Common       Stock       Addl. Paid-In    Retained       Total
                                    Shares         Amount       Shares       Amount         Capital       Earnings
---------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2003                                      4,580,615      $4,581       $1,221,484    $5,501,382    $6,727,447

Net loss                                                                                                  (603,317)     (603,317)

                                  -----------------------------------------------------------------------------------------------
Balance at September 30, 2004
                                                              4,580,615      $4,581       $1,221,484    $4,898,065    $6,124,130
=================================================================================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Statements of
                          Cash Flow For the Nine months
                        ended September 30, 2004 and 2003
                                    Unaudited

-----------------------------------------------------------------------------------------------------------------------
                                                                                          2004                 2003
                                                                                          ----                 ----
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net (loss) income                                                                     $  (603,317)         $   245,707
                                                                                      ------------         ------------
Adjustments to reconcile net (loss) income to net cash used in operating
Activities
 Allowance for doubtful accounts                                                          (73,438)             216,592
 Depreciation                                                                             263,771              314,106
 Deferred taxes                                                                          (358,232)              96,414
 Changes in assets and liabilities:
 Other current assets                                                                     (86,961)             (20,239)
 Accounts receivable                                                                      439,440             (901,475)
 Inventory                                                                               (366,172)            (410,409)
 Accounts payable                                                                        (136,182)             339,391
 Accrued expenses                                                                         125,517              (20,189)
 Reserve for returns                                                                      (38,129)             (37,816)
 Income taxes payable                                                                           0              (79,001)
                                                                                      ------------         ------------
                                                                                         (230,386)            (502,626)
                                                                                      ------------         ------------
Net cash used in operating activities                                                    (833,703)            (256,919)
                                                                                      ------------         ------------
Cash from investing activities

  Investment in property and equipment                                                 (1,009,916)            (227,427)
                                                                                      ------------         ------------
    Net cash used in investing activities                                              (1,009,916)            (227,427)
                                                                                      ------------         ------------
Cash from financing activities
  Payment on long term debt                                                               (17,155)             (15,775)
                                                                                      ------------         ------------
  Net cash used in financing activities                                                   (17,155)             (15,775)
                                                                                      ------------         ------------

Net decrease in cash and cash equivalents                                              (1,860,774)            (500,121)
Cash and cash equivalents, beginning of the period                                      2,561,108            2,677,607
                                                                                      ------------         ------------
Cash and cash equivalents, end of the period                                          $   700,334          $ 2,177,486
                                                                                      ============         ============

Cash paid for income taxes was $ 0.00 (2004) and $ 0.00 (2003)

-----------------------------------------------------------------------------------------------------------------------

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

NOTE 2 - Property and Equipment Property and Equipment Consisted of The following:


Machinery and equipment:
------------------------
==========================================================================
                               September 30, 2004
--------------------------------------------------------------------------

Machinery and equipment                                        $3,022,820
Leasehold improvements                                            101,870
                                                               -----------
                                                                3,124,690
Less accumulated depreciation                                  (1,513,117)
                                                               -----------
                                                               $1,611,573
                                                               ===========


NOTE 3 - LINE-OF-CREDIT

The Company entered into a line-of-credit agreement with a bank in the amount of $2,000,000, which expires September 2005. As of September 30, 2004, the Company had available the entire $2,000,000 unused line-of-credit. The line-of-credit is collateralized by a first lien on all of the Company's business assets.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at September 30, 2004 is $358,290.

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

                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2004. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending September 30, 2004 as compared with the three month period ending September 30, 2003.

Product sales decreased $116,502 or 4%. While July and August 2004 showed declines, September 2004 sales were up $727,000 over 2003 sales. Sales are subject to fluctuation month to month based on timing of orders. A large order from a major customer occurred in September 2004. A large promotional expense of $240,000 was booked in July 2004 accounting for the quarterly drop in sales from 2003.

Gross profit decreased $358,983. As a percentage of sales, gross profit decreased by 11%. The reduction in gross profit is primarily due to increases in overhead, freight, and labor associated with the move into a new building and expansion projects aimed at increasing production capacity.

While engineering and selling and marketing expenses remained stable, general and administrative expenses increased $354,444 or 65%. The increase is attributed to legal fees of $184,154 relating to patent protection litigation commenced by the company as plaintiff and described in the Company's 2003 Form 10-KSB/A; salaries including payroll taxes of $51,000 for additional staffing; and increases in liability and health insurance, rent, and research and development expenses. General and administrative expenses should remain consistent going forward.

Other expense decreased due to moving expense of $64,891 incurred in September 2003.

The Company incurred a net profit for third quarter 2003 of $33,431, but incurred a net loss for the third quarter of 2004 of $360,205, as explained by the above activities. As a percentage of sales, the net operating income for the third quarter of 2003, was 4%, while the third quarter of 2004 shows a net operating loss of 20%.

Results of Operations. For the nine month period ending September 30, 2004 as compared with the nine month period ending September 30, 2003.

Product sales decreased $1,040,678 or 10%. Along with decreased volume the Company also experienced decreased margins. There was a reduction in revenues of approximately $920,000 from two significant customers. See "Trends" below.

Gross profit decreased $913,208. As a percentage of sales, gross profit decreased from 34% to 28%. The decrease in gross profit is a result of the lost revenues addressed above in product sales, as well as an increase in promotions and allowances booked in 2004. The sales addressed above were at above average selling prices and had relatively low packaging costs. Also, the cost of overhead increased as a percentage of sales extensively due to higher costs of a new building.

Engineering increases of $115,612 were offset by an adjustment for capitalized labor of $63,000 leaving a net increase of 52,612 or 28%. The increase can be attributed to additional staffing for maintenance and safety compliance, as well as equipment and building repairs associated with bringing the new building up to standards.

Selling and marketing decreased $213,448 or 18%. There was a decrease in bad debt expense as it relates to non-recurring write offs of uncollectible receivables in the amount of $252,000 in 2003. This was partially offset by an increase in advertising of approximately $23,000 in the second quarter of 2004. Selling and marketing expenses are expected to remain consistent as a percentage of product sales.

General and administrative expenses increased $638,156 or 37%. The increase can be attributed to salaries and related payroll expenses, which increased approximately $169,000 due in large part to additional staffing; legal fees increased approximately $276,000 predominantly related to patent protection litigation. Addtionally, increases in outside labor, insurance, research and development, and rent also contributed to the increase. The patent protection litigation will not incur any significant additional costs in the fourth quarter. Other general and administrative cost should remain consistent with the third quarter 2004 going forward.

Interest and other income decreased $17,513 or 69%. This was due to reduced royalty income of approximately $12,000 and decreased interest income of approximately $3,000.

Other expense decreased due to moving expense of $64,891 incurred in September 2003.

The Company had an after tax loss of $603,317 in the first nine months of 2004 compared to income of $245,707 for the same period in 2003. The effective tax rate decreased from 40% to 37% due to non-deductible expenses in 2003 that the Company did not have in 2004. For the year ended December 31, 2003, the Company recognized a tax benefit related to the completion of the Company's previous year's tax return and recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected. The change in the estimate of these credits and exclusions resulted in a one time effective tax rate of 101%.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2004 compared to December 31, 2003.

At September 30, 2004, the Company had $700,334 of cash and its current ratio was nearly 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities in the amount of $833,703 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, decreased $366,002. Decreased sales and write-offs of aged receivables for customer returns and allowances previously accrued accounts for the decrease in accounts receivable.

Inventory increased $366,172 due to higher volumes of raw materials and work in process, as well as an increase in labor and overhead allocated to inventory.

Other current assets increased $86,961, attributable to increases in deposits and prepaid expenses.

Accounts payable decreased $136,182. This is due to timing differences for purchases of raw materials.

Accrued expenses increased $125,517 due to increases in payroll taxes and accrued payroll.

Reserve for returns decreased $38,129 consistent with the decrease in revenue. The company reserves 2.75% of revenues, on an annualized basis, for returns and allowances of their product. See note 4 of the financial statements.

Cash from investing activities:

Investment in property and equipment was $1,009,916. This is comprised of customized building and leasehold improvements associated with the move into the Company's new facility as well as equipment additions geared toward reducing production labor costs. During the fourth quarter, a move of sales and accounting offices to another unoccupied location within the facility is anticipated to create additional production space. Additional equipment additions are planned for the fourth quarter.

TRENDS. Lip balm revenues were down to $7,874,100 in the first nine months of 2004 as compared to $8,417,703 in the first nine months of 2003. Although the Company had reduced lip balm revenue from two major customers of approximately $920,000 through the first nine months, the Company has orders and anticipated orders from other customers that will utilize new retail point of sale displays accenting OraLabs(TM) quality products at value prices. The Company shares its customers' enthusiasm and optimism that consumers will be attracted to this display and purchase OraLabs(TM) lip balm products. Test marketing results have been positive. Third quarter lip balm sales were up over last year's level by $192,182 and the Company is well positioned to manage growth in the fourth quarter should such growth occur.

Sales of sour drops and breath fresheners were $1,419,318 in the first nine months of 2004 as compared to $1,779,035 in the first nine months of 2003, or a 20% decrease. The Company continues to maintain a solid base of customers. The Company remains uncertain about opportunities which would likely come from dollar stores or convenience stores.

The nutritional supplements, on a relatively smaller scale, showed a nominal decline in revenue. Revenues were $329,064 in the first nine months of 2004 as compared to $466,421 in the first nine months of 2003, or a 29% decrease. Third quarter revenues were $67,291showing a small decline from the previous five quarters dating back to the first quarter of 2003. The Company does not expect much change as its products have consistent sales predominantly with a customer who has purchased from the Company for over six years.

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

ITEM 3. CONTROLS AND PROCEDURES

Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. In the March 31, 2004 10-QSB filing the Company reported conditions surrounding the following: accounts receivable processing, inventory accounting, timely accounting reconciliations, and lack of qualified accounting personnel due to turnover and operational requirements. The Company has hired a Controller who meets the Company's qualification requirements to satisfy this position. Monthly meetings between sales and accounting have been implemented to improve communication towards timely processing of charge-backs from customers against receivables. Management and warehouse staff were trained in the second quarter and are receiving on-going training to perform process audits of inventory transactions. This, combined with planned monthly physical inventories starting in the third quarter and the facility and technology improvements already made, should improve the Company's inventory controls. In addition, the aforementioned accounting software package will provide more comprehensive transaction detail and controls.

During the second and third quarters, Management has and is continuing to actively address the internal control deficiencies identified and such efforts include: instituting new controls, enforcing existing policies and providing oversight with respect to inventory valuation and accounts receivable processing, timely accounting reconciliations, and hiring a Controller, inventory manager, and production manager. During the third quarter, the company began implementation of an improved software package the company expects to be fully implemented in the fourth quarter of 2004.

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

                           PART II - OTHER INFORMATION

Item No. 1. Legal Proceedings. The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described in the Company's 2003 Annual Report on Form 10-KSB/A.

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

Item No. 5. Other Information. None.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:


Exhibit
No.                Description
--------------     -------------------
3.1(i)(1)          Articles of Incorporation

3.1(ii)(2)         Amended and Restated Bylaws

3.1(ii)(3)         Second Amended and Restated Bylaws 4(2) Specimen Certificate
                   for Common Stock
10.1(2)            1997 Stock Plan
10.2(2)            1997 Non-Employee Directors' Option Plan 10.4(2) Stock Option
                   Grant under 1997 Non-Employee Directors' Option
                   Plan
10.5(i)(4)         Business Lease Between the Company's Subsidiary and Gary
                   Schlatter (September 1, 2000)
10.5(iii)(5)       Amended Business Lease between the Company's Subsidiary and
                   2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(6)        Lease Between the Company's Subsidiary and 18501 East Plaza
                   Drive, LLC dated September 4, 2003
10.5(v)(9)         Lease Termination Agreement for Business Lease described in
                   Exhibit 10.5(i)
10.5(vi)(9)        Lease Termination Agreement for Business Lease described in
                   Exhibit 10.5(iii)
10.10(7)           Amended and Restated Employment Agreement Between the
                   Company's Subsidiary and Gary Schlatter dated May 1, 2003
11                 No statement re: computation of per share earnings is filed as computation can be clearly determined from the material contained in this Report on Form 10-QSB.
14.1(8)            Code of Ethics
21(2)              List of Subsidiaries of the Company
31.1(10)            Certification of President Pursuant To 18 U.S.C. Section
                   1350, As Adopted Pursuant To Section 302 Of The
                   Sarbanes-Oxley Act
                   of 2002
31.2(10)            Certification of Chief Financial Officer Pursuant To 18
                   U.S.C. Section 1350, As Adopted Pursuant To Section 302 of
                    The Sarbanes-Oxley Act Of 2002
32.1(10)           Certification of President Pursuant To 18 U.S.C. Section
                   1350, As Adopted Pursuant To Section 906 of The
                   Sarbanes-Oxley Act of 2002
32.2(10)            Certification of Chief Financial Officer Pursuant To 18
                   U.S.C. Section 1350, As Adopted Pursuant To Section 906 of
                   The Sarbanes-Oxley Act Of 2002


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

8. Incorporated herein by reference to the Company's Form 10-KSB/A filed for fiscal year 2003.

9. Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2004.

10. Filed herewith.

(b) No report on Form 8-K was filed by the Company during the quarter reported upon in this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ORALABS HOLDING CORP.


                                    By: /s/ Gary H. Schlatter
                                        ---------------------
                                        Gary H. Schlatter, President


                                    By: /s/ Emile J. Jordan
                                        -------------------
                                        Emile J. Jordan, Chief Financial Officer

Dated November 16, 2004

                                  Exhibit Index

Exhibit
No.                Description
---------          ------------

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

--------------------------------------------------------------------------------