Form 10KSB
period 2004-12-31
ORALABS HOLDING CORP
filed 2005-04-18
CIK 1044577

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

     |X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

     |_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to

                        Commission File Number: 000-23039

                              ORALABS HOLDING CORP.

                 (Name of small business issuer in its charter)



            Colorado                                              14-1623047
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

18685 East Plaza Drive, Parker, Colorado                            80134
-----------------------------------------                    -------------------
 (Address of principal executive offices)                         (Zip Code)


                   (Issuer's telephone number: (303) 783-9499

              Securities registered under Section 12(b) of the Act:


    Title of each class                                  Name of each exchange
           None                                          on which registered
    -------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenues for its most recent fiscal year: $13,130,579

As of April 4, 2005, the aggregate market value of common stock held by non-affiliates of the Registrant, computed by reference to the last trade of the common stock on that date was approximately $2,586,317.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 4, 2005, there were 4,668,615 shares of common stock outstanding.


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

In 1999, the Company introduced its own brands of lip balm in traditional twist stick containers. The brands currently being marketed consist of Essential Lip Moisture, Lip Naturals(R), Chap Ice(R), Soothe & Shine(R), and Lip Rageous (R). These brands are sold in traditional twist up containers and the Company's patented mini-container, which was introduced in 1996. The Company also sells lip balms and glosses in unique new containers and hopes to be able to continue to distinguish itself from competition by innovative packaging.

In 2003, the Company acquired certain assets of Symbiosis, Inc. These assets included, but were not limited to, intellectual property consisting of trade names Leashables(R) and Chapgrip(R) and a patent for a lip balm holder.

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

As previously announced by the Company in its Form 8-K filed on February 23, 2005, OraLabs entered into a Definitive Agreement with NVC Lighting Investment Holdings Limited under which OraLabs will acquire NVC and convey its ownership of OraLabs, Inc. to OraLabs' President, Gary H. Schlatter. Control of the Company would change from Mr. Schlatter to the owners of NVC. Closing under the Definitive Agreement is conditioned upon many requirements and there can be no assurance that the closing will occur. If the parties do not otherwise terminate the Definitive Agreement, then OraLabs, in anticipation of a meeting of its shareholders called to approve the transactions, will file with the Securities and Exchange Commission a Proxy Statement that will include more detailed information about the Definitive Agreement and the proposed transactions.

Business of the Company.
------------------------

Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in the USA nationally as well as numerous foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops and sprays under the brand name Ice Drops((R)) and Sour Zone((TM)M) brand sour drops and sour sprays; lip balm products under the names Lip Rageous((R)), Chap Ice((R)), Lip Naturals((R)), Lip Rageous Glitters(TM), Essential Lip Moisture and Soothe & Shine((R)), as well as private label names, promotional products under the name Leashables (R),and nutritional supplement products consisting of 5-HTP and Cheat & Lean(R).

In general, the Company's distribution still covers the same markets that it always has, although 2004 saw an increase in the promotional products markets. As has been the case in recent years, sales and promotional expenses were predominantly to large retailers. The Company believes that the lip balm category will continue to be the Company's primary business. The Company has established itself as a viable competitor in the lip balm business, deriving approximately 80% of its revenue from this category. This is a category that the Company believes can grow in sales. However, it is possible that competitive pressures could further erode margins and increase promotional costs and selling expenses for the Company.

The sales of breath freshener and sour candies remained stable in year 2004. Convenience store and vending distribution has stayed somewhat stable, while dollar store distribution has varied significantly from year to year. This market remains very important and viable to the future of the Company. The Company's distribution network provides continual opportunities for sales of its breath freshening and sour candies products.

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

Products Launched in 2004. The Company did not add any material new products. However, brand extensions with different types of innovative, creative packaging were added.

Competitive Business Conditions. Competition from major branded competitors in the mass retail segment as well as private label manufacturing continues to be very significant.

With respect to the Company's breath freshening products, direct competitors who manufacture liquid or spray breath products consist of less than five. Breath mints and breath strips are a significant competitive force and continue to dominate shelf space in retail storefronts. The Company believes that there are more than 50 competitors in the category. The breath freshening category is always filled with numerous new product introductions from large competitors.

With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex(R), and the balance of the market consists of more than 50 different brands. It is estimated that there are only ten to twenty viable competitors from a manufacturing standpoint. Most of the competitors are also trying to introduce new products as a means of growth and market share. The retail stores have a finite amount of space, so getting new slots in retail stores is a challenge.

The Company has sought to distinguish itself by size and packaging of its products, as well as by competing with respect to pricing. The Company believes that for some of its products, its smaller size and lower price than that of its competitors is an advantage to the Company. However, other factors such as a competitor's greater brand recognition or preferable product placement of a competitor's products at retail locations may nullify or reduce whatever competitive advantage the Company's products have. Strong national brands are very difficult to displace and compete against. The price/value positioning and niche marketing opportunities are where the Company is focused.

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

Dependence upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, the Company had two major customers that accounted for approximately $1,950,000 and $1,400,000 respectively, or 15% and 11% of net sales for the year 2004. The Company is always at risk of its customers filing for bankruptcy or liquidation or being dropped by a major customer. This has happened in the past and could happen again in the future.

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

Seasonality. The demand for the Company's lip balm products tends to increase during the cold, dry weather months, but the inclusion of sun block in some of the lip balm products may help to offset some of the seasonality. Even though the sun block products help, sales of lip balm are still considered to be 50-70% seasonal.

Practices of the Company in the Industry. The Company's typical plans with respect to all of its products are to keep adequate inventory on hand for shipments within the required time frame to meet orders. The Company generally extends credit on purchases for a term of 30-90 days after shipment. The Company does not typically formally provide a right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise. The Company estimates and records a reserve for returns upon sale. The Company also expects, as it is common practice in the industry, for retailers to take deductions for "un-saleable product", which are its products that have either been returned by a customer to the retailer or for which the packaging has somehow become un-saleable in the retailer's sole discretion.

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2005. In positioning for stability and profitability, the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. These changes have come at costs that have put the Company in an unprofitable position for the year. The Company has been in its new facility since February of 2004. The extra space has helped to allow the Company to more efficiently process its orders. However the associated costs with the new facility have not yet been offset by increased revenues. The Company plans to reduce its product offerings in order that it will be able to lower its cost to produce fewer product offerings. The Company hopes to be able to return to a state of profitability , however there are no assurances that it will happen. See Trends section in Management Discussion and Analysis.

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

Costs and Expenses of Compliance with Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2005.

Number of Employees. The approximate number of employees working for the Company as of the end of fiscal year 2004 was 153.

Item 2. Description of Property.

The Company's headquarters are located in an office-warehouse building of approximately 88,000 square feet located in Parker, Colorado, which the Company leases from an affiliate of the Company's President. The property includes the executive offices of the Company, as well as the Company's manufacturing and warehouse facilities. The Company's lease expires in September 30, 2006, and the Company believes that its rental rate is comparable to that which would be charged by an unaffiliated landlord. (See "Certain Relationships and Related Transactions")

Item 3. Legal Proceedings.

OraLabs, Inc. is a party to a legal proceeding that was brought in the Circuit Court of the First Judicial District of Heinz County, Mississippi that was served on the Company on February 26, 2004. The litigation was brought by individuals who allege that a five-year-old child ingested a portion of a bottle that allegedly was manufactured by OraLabs, Inc. for one of its products. The product was not specified in the complaint. The complaint alleges that the minor child suffered permanent injuries and damages as a result of the ingestion of the portion of the bottle, and the plaintiffs claim compensatory damages in an unstated amount and punitive damages in the amount of $1,925,000. OraLabs, Inc.'s insurance company is tendering a defense. Punitive damages, however, are not covered by the insurance policy. OraLabs, Inc. intends to vigorously defend the suit and believes that it has no liability to the plaintiffs. OraLabs further believes that even if liability is assessed against it, any compensatory damages assessed will be covered by its insurance policy. The Company believes that the possibility of any award of punitive damages against it is very remote. However, if a significant uninsured judgment is awarded against OraLabs, Inc., it could put an extreme financial strain upon it.

The litigation commenced by OraLabs, Inc. against Molded Container Corp. dba The Humphrey Line, previously disclosed by the Company, was amicably resolved by a settlement agreement entered into by the parties. The claims of the parties against each other were dismissed without prejudice and the dismissal will automatically convert to a dismissal with prejudice upon compliance with certain matters described in the settlement agreement. As part of the settlement, OraLabs gave Molded Container Corporation a non-exclusive license under the OraLabs' patents that were a subject of the litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 2003 and 2004. The source of such information is as reported by NASDAQ. All of the following prices and numbers of shares have been adjusted to give effect to the one-for-two reverse stock split adopted by the Company on December 16, 2003.


                                      Reported High Bid        Reported Low Bid
                                      -----------------        ----------------
First quarter, fiscal 2003                  $1.76                   $1.16
Second quarter, fiscal 2003                 $1.56                   $1.04
Third quarter, fiscal 2003                  $1.98                   $1.06
Fourth quarter, fiscal 2003                 $1.96                   $1.50
First quarter, fiscal 2004                  $2.80                   $1.50
Second quarter, fiscal 2004                 $2.28                   $1.47
Third quarter, fiscal 2004                  $2.03                   $1.36
Fourth quarter, fiscal 2004                 $5.20                   $1.03


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


                 Number of securities   Weighted-average    Number of securities
                  to be issued upon     exercise price of    remaining available
Plan Category        exercise of           outstanding       for future issuance
                     outstanding        options, warrants        under equity
                  options, warrants       and rights ($)      compensation plans
                    and rights (#)
                 --------------------  -------------------  --------------------
Equity
compensation           105,400               $2.00                144,600
plans approved
by shareholders

Equity
compensation
plans not               42,500               $2.97                 57,500
approved by
shareholders

Total                  147,900               $2.15                202,100


(b) As of April 4, 2005, there were approximately 879 record holders of the common stock of the Company.

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

Allowance for Doubtful Accounts

Although the Company believes that it has strict credit policies, it is not unusual, in the normal course of business, for a customer to file for bankruptcy or not pay for product purchased from the Company. The Company has estimated an allowance based upon current balances and historical information which is considered an operating expense. This estimate is subject to judgment and could vary based on the customer mix in the future.

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

Results of Operations. For the period ending December 31, 2004 as compared with the period ending December 31, 2003.

Product sales decreased $937,641. Please refer to the Trends section for a detailed explanation.

Cost of goods sold decreased by $281,921. As a percentage of sales, gross profit was 29.1% in 2004, a decrease of 2.7% from 2003. An increase in overhead of $436,883 related to the new facility, an increase of freight costs of $162,133, and an increase in labor of $135,000 were offset by a decrease in raw materials costs of $1,025,433. The Company anticipates some efficiencies in manufacturing due to improvements in automation and reduced labor costs in 2005.

Engineering increased $68,841 or 27 %. The increase is due to an increase in costs related in large part to automation modifications for compatibility with the new facility. The Company anticipates slightly lower costs in year 2005 to that of year 2004.

Selling and marketing decreased $182,714 or 12%. Sales salaries increased by $35,000 due to headcount addition. The Company expects sales compensation to remain the same as a percentage of sales. Advertising increased by $74,000 as the Company began advertising in trade publications to promote a new segment of the business.. The Company plans to continue this approach. These increases were offset by a decrease in bad debt expense. A portion of bad debts in year 2003, in the amount of approximately $230,000, was related to receivables written off in conjunction with the acquisition of assets.

General and administrative expenses increased $470,372 or 18%. An increase in salaries and related taxes and benefits of approximately $323,000 was largely due to additional staffing. The Company anticipates a modest increase in salaries in year 2005. Legal fees increased approximately $203,000 due in large part to fees involving litigation issues and other corporate legal services. The Company will have high legal fees in 2005 relating to the Definitive Agreement discussed below in "Trends". Moving expenses decreased by $115,000 in 2004.

Other operating expenses decreased by $316,362, or 91%, which was primarily due to approximately $308,000 loss on abandonment of leasehold improvements to the two Englewood, CO facilities in 2003, one of which was vacated in 2003 and the other vacated in February, 2004.

Interest and other income decreased $43,091. The decrease was due to state income tax credits of approximately $108,000 received in year 2003 related to prior periods. This was offset by a $87,000 increase in royalty income, and a decrease in interest income of $22,596. The Company anticipates Interest and other income will be significantly less in 2004 as royalty income and interest income will decrease.

Other expenses decreased by $40,634 as approximately $69,000 was for costs related to manufacturing, distribution and marketing in a foreign country in 2003. The Company does not anticipate significant Other expenses in year 2005, but cannot guarantee against any unforeseen extraordinary events.

Net income decreased by $566,330 resulting in net loss of $565,108 for year 2004 as explained by the above activities.

Liquidity and Capital Resources.

At December 31, 2004, the Company had $866,431 of cash and a current ratio of approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities was $653,378 consisting of the following items:

Accounts Receivable, net of Allowance for doubtful accounts, decreased $620,852. Receivables decreased $691,096 due to increased collections and write-offs of uncollectible accounts, while allowances were decreased $70,244. The Company believes there are adequate allowances given the more than 1,007 active customers and only two customers with over 10% of the revenues, that being 15% and 11%. (See, "Allowance for Doubtful Accounts" above).

Inventory increased $456,601 as the Company carried approximately $273,917 more of work in process; approximately $107,626 more in cost of overhead due in large part to expanded facilities; and approximately $114,209 for cost of labor allocated to inventory. The Company anticipates inventory levels to remain near year-end numbers.

Income tax receivable increased $86,660 due to $194,168 of current year loss carried back against taxable income offset by other refunds received and receivable.

Deferred tax liability and asset increased $303,772. Deferred tax liability long-term increased $14,915; Deferred tax asset long-term increased $101,862; and Deferred tax asset - current decreased $216,825. This is attributed to timing differences in the treatment of deductions for book verses tax income and net operating losses that will be carried forward and taken against future taxable income.

Prepaid expenses and Deposits increased $161,866 substantially as the result of a larger deposit on production materials being produced abroad specifically for the Company by a third party manufacturer, as well as a prepaid expense for payment and implementation of the companies new software. The Company anticipates a drop in Prepaid expenses in 2005 when the software implementation is capitalized.

Accounts payable decreased $195,109. This is due to more timely payment of invoices as well as an improvement in raw material planning and purchasing procedures eliminating excess inventory.


Reserve for returns decreased $34,077.consistent with the decrease in sales from 2003 to 2004. The reserve for returns is calculated as a percentage of sales with consideration to historical returns. As sales were flat, and the additional reserve notwithstanding, the reserve remained the same. Should the Company experience growth in sales during year 2005 then this reserve will grow proportionately. (See, "Allowance for Returns" above).

Net cash used in investing activities was $1,194,484 consisting of investments in property and equipment of $1,191,079. During 2004, the Company invested in many capital projects to increase automation in the plant.

Trends. The lip balm category, which was approximately 80% of revenues in both years 2004 and 2003, decreased in 2004. Revenues in 2004 were $10,569,614 as compared to $11,274,552 in year 2003, a 6% decrease. Collectively the volume of units sold and customer base decreased in 2004 primarily as the result of two major customers buying at a significantly reduced level. We expect 2005 with these customers to be in the range of 2004. In 2005, the Company will through its normal sales process attempt to increase its lip balm business, however, there are no assurances that any increase will happen. The Company hopes to implement some cost cutting strategies to reduce its operating cost and to increase its gross margins. This includes product line trimming and a narrower focus on what the Company sells.

The sour drops and breath fresheners revenues were $2,166,262 in year 2004 compared to $2,211,111 in year 2003, or a 2% decrease. The decrease is not significant and sales should remain stable through 2005.

The nutritional supplement revenues, on a relatively smaller scale, were down to $414,594 in 2004 as compared to $582,557 in 2003, or a 29% decrease. The Company has been unable to develop additional customers for these products. Therefore, the Company anticipates these revenues will stay substantially the same.

The international business revenues were $918,104 in 2004 as compared to $870,175 in 2003, a 6% increase. This compares favorably to the 30% decrease in 2003. Although this business represents less than 10% of the Company's revenues it is still considered important to the overall success of the Company. Sales to certain countries significantly decreased in 2004, but were favorably offset by a spread of increased sales in numerous others. In 2004, the Company abandoned its manufacturing plans in South America. In 2005, the Company anticipates continued sales to its major international customers with hopes of expanding its distribution to new markets.


Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 3%) of revenues in a category that is on a downward trend and could be negatively impacted by inflation.

As previously announced by the Company in its Form 8-K filed on February 23, 2005, OraLabs entered into a Definitive Agreement with NVC Lighting Investment Holdings Limited under which OraLabs will acquire NVC and convey its ownership of OraLabs, Inc. to OraLabs' President, Gary H. Schlatter. Control of the Company would change from Mr. Schlatter to the owners of NVC. Closing under the Definitive Agreement is conditioned upon many requirements and there can be no assurance that the closing will occur. If the parties do not otherwise terminate the Definitive Agreement, then OraLabs, in anticipation of a meeting of its shareholders called to approve the transactions, will file with the Securities and Exchange Commission a Proxy Statement that will include more detailed information about the Definitive Agreement and the proposed transactions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2004, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.

NASDAQ Listing. Although the Company believes that it has been in compliance with requirements for continued listing since it enacted a 1 for 2 reverse stock split in December, 2003, the Company can give no assurance that it will continue to meet the requirements for continued listing of its common stock on the NASDAQ SmallCap Market.

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

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2005, which the Company hopes will help it return to profitability. In positioning for stability and profitability, the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. These changes have come at costs that have put the Company in an unprofitable position for 2004.The Company has been in its new facility since February of 2004. The extra space has helped to allow the company to more efficiently process its orders. However the associated costs with the new facility have not yet been offset by increased sales or efficiencies. The Company plans to reduce its product offerings in order that it will be able to lower its cost to produce fewer product offerings. The Company hopes to be able to return to a state of profitability. However there are no assurances that it will. The added overhead from the new facility was a partial contributor to the loss in 2004.

The Company experienced a period of significant growth during fiscal years ended December 31, 1996 and 1997. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999, 2000, 2001. The Company did not experience growth in 2002, 2003 or 2004. The volume of manufacturing has been similar for the past four years. The Company has had opportunities to grow its business but has not done so, in part, because of capacity issues in manufacturing. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

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

Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are regulated by the FDA. If the FDA were to conclude that any of the Company's products violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to OTC drugs and nutritional supplements do have an adverse impact upon the cost or methods of producing the products. It is anticipated that new labeling laws currently pending will result in increased costs, in order to be in compliance.

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

Dependence upon Significant Distributors and Retailers. The Company had two major customers that accounted for approximately $1,950,000 and $1,400,000 respectively, or 15% and 11% of net sales during the year ended December 31, 2004. The Company had over 1,000 purchasing customers in fiscal 2004 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced. The Company is always at risk for its customers filing for bankruptcy or liquidation. This has happened in the past and could happen again in the future.

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

No Assurance of Scientific Proof. The Company's nutritional supplement products are intended to provide relief of certain symptoms or to otherwise aid in the health of the consumers. If scientific data were to conclude that the products do not do so, or if for any other reason the Company's products were not viewed by the public as providing any meaningful benefit, there could be an adverse effect upon the sales of the products. In addition, the nutritional supplement industry has been known to experience radical ups and downs of certain product sales in a short period of time which could adversely affect the Company's sales or inventory positions. Sometimes these cycles are the result of studies or the media creating a positive or negative impact on the industry and the public at large.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. None.


Item 8A. Controls and Procedures. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness and reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The material weakness relates to adjustments made by the auditors in order for inventory to be properly stated. The reportable conditions include conditions surrounding the following: financial reporting, and lack of oversight over the accounting processes.

The Company has hired a CPA with experience in the manufacturing industry and implemented a widely used, mid-sized business accounting and inventory system to address its control deficiencies. The benefits of implementation of the new software along with training staff on the Company's new systems had not been fully realized at the end of 2004. As a result some of the Companies deficiencies were still present at the end of 2004. Management believes that the aforementioned deficiencies will be corrected during 2005.


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table identifies each of the Company's directors and executive officers:

                                                                      Year First
                                                                      Elected to
                                                                       Board of
  Name                     Age   Positions with the Company            Directors
  ----                     ----  --------------------------            ---------

Gary H. Schlatter(2)........48   Chief Executive Officer, President,     1997
                                 Treasurer, Director

Allen R. Goldstone..........52   Director                                1997

Michael I. Friess...........55   Director(1), Secretary                  1997

Robert C. Gust..............48   Director(1)                             2000

Emile J. Jordan.............46   Chief Financial Officer

__________________

(1)  Audit Committee member

(2)  See "Certain Relationships and Related Transactions" below.

     Mr. Schlatter and Mr. Goldstone were elected to their positions in May 1997 upon consummation of the transaction by which the Company's subsidiary, OraLabs, Inc., was acquired by SSI Capital Corp. (the Company's predecessor). Mr. Friess was appointed as a Director on September 8, 1997 and Mr. Gust was elected as a director on May 26, 2000. All directors serve as such until their successors are elected and qualified. No family relationship exists among the Directors or between any of such persons and the Executive Officers of the Company. Mr. Goldstone resigned from the Board on August 24, 1999 and was reappointed to the Board on December 30, 1999.

     Gary H. Schlatter is the founder (in 1990) of the Company's subsidiary, OraLabs, Inc., and has served as the President, Chief Executive Officer, Treasurer and Secretary of the subsidiary since that time. He also serves in the positions listed in the above table with respect to the Company. Mr. Schlatter holds his offices (other than the position of director) pursuant to an employment agreement (see, "Executive Compensation").

     Michael Friess is a self-employed attorney licensed to practice law in the State of Colorado. He was a partner from January 1983 to December 1993 in the New York City law firm of Schulte, Roth & Zabel, where his practice emphasized taxation.

     Allen R. Goldstone is the managing member of Creative Business, LLC, a company that is engaged in business consultation, and he has held that position since 1998 (and prior thereto he was and still serves as president of Creative Business Strategies, Inc., another business consulting firm). Mr. Goldstone has also served as a management consultant since 1988. For calendar year 1997, Mr. Goldstone was an employee of the Company's subsidiary, in which capacity he was in charge of investor relations.

     Robert C. Gust is the co-founder (January 2002) and Partner of Apogee Group, a business brokerage and consulting firm. From April 1997 to December 2001, Mr. Gust was co-founder and Senior Vice-President of Business Development for Protocol Communications, Inc., a Massachusetts company engaged in the business of owning and operating integrated marketing services companies. From June 1993 until the formation of Protocol Communications, Inc., Mr. Gust was Vice-President of Sales (North America) for Indigo America.

     Emile J. Jordan has served as the Comptroller of the Company since May 1997. He has served as Comptroller of the subsidiary, OraLabs, Inc. on a full time basis since April 1, 1994. Mr. Jordan is the Chief Financial Officer of the Company. Mr. Jordan was elected to his position by the Board of Directors of the Company and holds his office at the discretion of the Board of Directors or until his earlier death or resignation.

Additional information with respect to the Board of Directors.

The Company has a standing Audit Committee consisting of Michael I. Friess and Robert C. Gust. The Audit Committee reviews the consolidated financial statements and independent auditors' report, including recommendations from the independent auditors regarding internal controls and other matters. The Audit Committee held one meeting during fiscal year 2004 to discuss the financial statements to be part of the Company's Form 10-KSB for fiscal year 2003, and held one meeting with the Company's independent auditors with respect to the Company's Annual Report on Form 10-KSB for fiscal year 2004. The meetings were held by telephone conference call.

The Board of Directors adopted a revised written charter for the Audit Committee in March 2004, which was attached as Appendix A to the Company's Proxy Statement filed on April 20, 2004.

During the fiscal year ended December 31, 2004, the Board of Directors did not meet in person but met three times by telephone conference, and each Director participated in the meeting. The Board also took action on numerous occasions without a formal meeting.


Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Commission requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. The Company believes that during fiscal year 2004, its directors, executive officers and 10% owners complied with all
Section 16(a) filing requirements with the following exceptions: directors Friess, Goldstone and Gust each filed a late report with respect to options awarded to each of them in June 2004 under the Company's 1997 Non-employee Directors Option Plan.

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

Item 10. Executive Compensation.

The following table sets forth information regarding compensation for services rendered, in all capacities, awarded or paid to or earned by the Chief Executive Officer of the Company during the last three fiscal years and earned by Emile Jordan in fiscal year 2004. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.

                                        Summary Compensation Table

                                           Annual Compensation                   Long Term Compensation
     Name and                              -------------------                   ----------------------
 Principal Position       Year    Salary ($)  Bonuses ($)  Other ($)   Other    Shares Underlying Options
 ------------------      ------  ----------- ------------ ---------- ---------  -------------------------

Gary H. Schlatter, CEO    2004    393,105(1)      0        22,699(3)     0               30,500(1)
                          2003    370,346(1)      0        22,339(3)     0               30,500(1)
                          2002    335,468(1)      0        27,009(2)     0               30,500(1)

Emile Jordan, CFO         2004    109,400         0             0        0               25,500

(1) Includes 30,500 shares underlying 30,500 options granted in the fiscal year ended December 31, 1997 to Mr. Schlatter's spouse, an employee of the Company, under the Company's 1997 Stock Plan and a $10,000 annual salary to the spouse. Beneficial ownership of such securities and spouse's salary is disclaimed by Mr. Schlatter.

(2) Includes expenses for automobiles and related insurance and other automobile expenses, as well as payments made to a company owned by Mr. Schlatter for computer equipment and furniture.

(3) Includes expenses for automobiles and related insurance and other automobile expenses.

Standard Compensation Arrangements for Directors

The directors other than Mr. Schlatter are compensated monthly for services provided as directors. Currently, all three non-employee directors receive $2,000 monthly as director's fees. The Company may modify those arrangements at any time. There were no other arrangements pursuant to which any director of the Company was compensated during the past fiscal year for any service provided as a director. However, the Company has a Non-Employee Director Stock Option Plan under which directors who are not employees are granted (at the time of initial election or appointment to the Board) 10,000 options to purchase common stock and are thereafter granted 2,500 options annually so long as they continue to serve as non-employee directors. All of the options are exercisable at the market price of the common stock at the time of grant and vest proportionately over a four year period.

Agreements with Executive Officers

The only employment contract between the Company and any executive officer of the Company who received total salary and bonus during fiscal year 2004 in excess of $100,000 is an Amended and Restated Employment Agreement with Gary H. Schlatter. Except for that Agreement as described below, the Company has not entered into any compensatory arrangement pursuant to which any executive officer of the Company will receive payment from the Company as a result of the executive officer's resignation, retirement or termination of employment or as a result of a change in control of the Company. There is no employment contract between the Company and Emile J. Jordan.

Effective May 1, 2003, the Company's subsidiary, OraLabs, Inc., entered into an Amended and Restated Employment Agreement ("Employment Agreement") with Gary Schlatter. The Employment Agreement extended the term of Mr. Schlatter's employment through April 30, 2006, unless terminated earlier pursuant to the provisions of the Employment Agreement. Under the Employment Agreement, Mr. Schlatter agrees to devote such time and attention to the business of OraLabs, Inc. as may be required to fulfill his duties, which is expected to require a substantial amount of his working time.

Under the Employment Agreement, Mr. Schlatter is paid a base salary of $392,645 per year for the first twelve (12) months, $431,909 per year for the next twelve
(12) months, and $475,100 for the final twelve (12) months. Bonus compensation is payable to Mr. Schlatter as may be determined by the Board of Directors in its discretion. Mr. Schlatter also is paid or reimbursed for lease and insurance expenses for automobile and cellular telephone expenses. Under the Employment Agreement, Mr. Schlatter has agreed that during its term and for a period of one
(1) year thereafter, he will not participate in any business competitive to that of the business of OraLabs, Inc., except with respect to limited passive investments, and that he will never disclose or utilize any trade secrets or proprietary information of OraLabs, Inc. except within the scope of his employment.

Under specified circumstances involving a change in control, Mr. Schlatter may terminate the Employment Agreement and receive a lump sum payment equal to all of the compensation to which he otherwise would have been entitled had the Employment Agreement remained in effect for its entire term.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of April 4, 2005, information regarding the beneficial ownership of Common Stock (i) by each Director,(ii) by each Executive Officer listed in the Summary Compensation table below, (iii) by all Directors and current Executive Officers as a group (five persons), and (iv) by each person or group known by the Company to own beneficially in excess of five percent (5%) of the Common Stock):

   Name and Address                 Amount and Nature of
 of Beneficial Owner(6)             Beneficial Ownership        Percent of Class
 ----------------------             --------------------        ----------------

Gary H. Schlatter             3,729,350 shares(1)                      78.21%(1)
18685 East Plaza Drive
Parker, Colorado 80134

Allen R. Goldstone               36,250 shares(2)                         *
5353 Manhattan Circle
Suite 101
Boulder, Colorado 80303

Michael I. Friess                 8,750 shares(3)                          *
5353 Manhattan Circle
Suite 101
Boulder, Colorado 80303

Robert C. Gust                   24,750 shares(4)                          *
7N551 Cloverfield Circle
St. Charles, IL 60175

Emile Jordan                     25,500 shares(5)                          *
18685 East Plaza Drive
Parker, CO 80134


All directors and executive   3,824,600 shares(1),(2),(3),(4),(5)      79.26%
 officers as a group
 (five persons)

* Less than one percent

__________________

(1) Includes 100,000 shares held by The Schlatter Family Partnership, of which Gary H. Schlatter and his spouse are the general partners. Mr. Schlatter's spouse may be deemed the beneficial owner of some or all of the shares. Does not include 30,500 shares that Mr. Schlatter's spouse, an employee of the Company, has the right to acquire on April 4, 2005, or within sixty
     (60) days thereafter, pursuant to outstanding options.

(2) Includes 3,750 shares that he has the right to acquire on April 4, 2005, or within sixty (60) days thereafter, pursuant to outstanding options.

(3) Includes 6,250 shares that he has the right to acquire on April 4, 2005 or within sixty (60) days thereafter, pursuant to outstanding options.

(4) Includes 13,750 shares that he has the right to acquire on April 4, 2005 or within sixty (60) days thereafter, pursuant to outstanding options.

(5) Includes 25,500 shares that he has the right to acquire on April 4, 2005 or within sixty (60) days thereafter, pursuant to outstanding options.

(6) Unless otherwise noted, the stockholders identified in this table have sole voting and investment power. The sole person known to the Company to be the beneficial owner of more than five percent (5%) of the class of outstanding stock is Gary H. Schlatter, whose address is c/o OraLabs Holding Corp., 18685 East Plaza Drive, Parker, Colorado 80134.

Change in Control.

As previously announced by the Company in its Form 8-K filed on February 23, 2005, OraLabs entered into a Definitive Agreement with NVC Lighting Investment Holdings Limited under which OraLabs will acquire NVC and convey its ownership of OraLabs, Inc. to OraLabs' President, Gary H. Schlatter. Control of the Company would change from Mr. Schlatter to the owners of NVC. Closing under the Definitive Agreement is conditioned upon many requirements and there can be no assurance that the closing will occur. If the parties do not otherwise terminate the Definitive Agreement, then OraLabs, in anticipation of a meeting of its shareholders called to approve the transactions, will file with the Securities and Exchange Commission a Proxy Statement that will include more detailed information about the Definitive Agreement and the proposed transactions.


Item 12. Certain Relationships and Related Transactions.

Gary H. Schlatter, through an affiliated entity, is the owner of the property leased by OraLabs (the Company's subsidiary) that serves as the Company's headquarters, manufacturing facility and warehouse facility. The lease expires on September 30, 2006. Prior to the Company's relocation in 2004, Mr. Schlatter individually and an affiliated entity respectively leased the two facilities from which the Company conducted its business. Total rent paid by the Company for rent of those facilities in 2004 was $83,690. Rent paid to Mr. Schlatter's affiliated entity in 2004 after the relocation was $446,088. The Company believes that its rental rate is comparable to that which would be paid to unaffiliated parties, and the Company believes that if the leases were not to be renewed, the Company could obtain alternative space.

Item 13. Exhibits and Reports on Form 8-K.

(a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries):
                          Independent Auditors' Report
                 Consolidated Balance Sheet - December 31, 2004
               Consolidated Statements of Operations for the years
                  ended December 31, 2004 and December 31, 2003
               Consolidated Statement of Stockholders' Equity from
                   December 31, 2002 through December 31, 2004
               Consolidated Statements of Cash Flows for the years
                        ended December 31, 2004 and 2003
                   Notes to Consolidated Financial Statements

2. Exhibits required to be filed are listed below:

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
  No.                Description
  ---                -----------
3.1(i)(1)    Articles of Incorporation
3.1(ii)(2)   Amended and Restated Bylaws
3.1(ii)(4)   Second Amended and Restated Bylaws
4(2)         Specimen Certificate for Common Stock
10.1(2)      1997 Stock Plan
10.2(2)      1997 Non-Employee Directors' Option Plan
10.3(3)      Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter
10.4(2)      Stock Option Grant under 1997 Non-Employee Directors' Option Plan
10.5(i)(5)   Business Lease Between the Company's Subsidiary and Gary
             Schlatter (September 1, 2000)
10.5(iii)(8) Amended Business Lease between the Company's Subsidiary and 2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)  Lease Between the Company's Subsidiary and 18501 East Plaza Drive,
             LLC dated September 4, 2003
10.9(7)      Agreement (effective May 1, 2000, amending the Employment
             Agreement listed above as Exhibit 10.3).
10.10(10)    Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)    Stock Exchange Agreement between the Company, NVC Lighting
             Investment Holdings Limited and others dated February 23, 2005
11           No statement re: computation of per share earnings is
             computation can be clearly
             determined from the material contained in this Annual Report on
             Form 10-KSB.
14.1(12)     Code of Ethics
21(2)        List of Subsidiaries of the Company
23.1(12)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
             Hottman P.C.)
31.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(1) Incorporated herein by reference to Exhibit C of the Definitive Information Statement filed by the Company's predecessor, SSI Capital Corp., on July 24, 1997.

(2) Incorporated herein by reference to the Company's Form 10-K filed for fiscal year 1997.

(3) Incorporated herein by reference to Exhibit B of the Form 8-K filed by the Company's predecessor, SSI Capital Corp., on May 14, 1997.

(4) Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 1998.

(5) Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2000.

(6)  N/A

(7) Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended March 31, 2000.

(8) Incorporated herein by reference to the Company's Form 10-KSB filed for fiscal year 2000.

(9) Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended September 30, 2003.

(10) Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2003.

(11) Incorporated herein by reference to the Company's Form 8-K filed February 24, 2005.

(12) Filed herewith.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services rendered by Ehrhardt Keefe Steiner & Hottman P.C. ("EKS&H") for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2004 and 2003:

                                       2004                                2003
Audit Fees                           $65,500                             $62,000
Audit-Related Fees                      $0                                  $0
Tax Fees                                $0                                  $0
All Other Fees                          $0                                  $0

Audit Fees are fees incurred in connection with the audit of the Company's consolidated annual financial statements and the review of financial statements in the Company's quarterly reports on Form 10-QSB. All Other Fees are incurred for services other than those described above. The Audit Committee will pre-approve the performance by EKS&H of any services other than those relating to the audit or review of the Company's financial statements, but no other services are anticipated at this time.

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

                                       ORALABS HOLDING CORP.


                                       By:  /s/ Gary H. Schlatter
                                           -------------------------------------
                                           Gary H. Schlatter, President

                                       By: /s/ Emile Jordan
                                           -------------------------------------
                                           Emile Jordan, Chief Financial Officer
Date: April 15, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                     Date
        ---------                         -----                     ----

/s/ Gary H. Schlatter             Director, President,         April 15, 2005
------------------------         Chief Executive Officer
    Gary H. Schlatter

/s/ Michael I. Friess            Director, Secretary           April 15, 2005
------------------------
    Michael I. Friess

/s/ Allen R. Goldstone                  Director               April 15, 2005
------------------------
    Allen R. Goldstone

/s/ Robert C. Gust                      Director               April 15, 2005
------------------------
    Robert C. Gust

       Consolidated Financial Statements And Independent Auditors' Report
                               December 31, 2004

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                                Table of Contents

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm.......................1

Consolidated Financial Statements

    Consolidated Balance Sheet................................................2

    Consolidated Statements of Income.........................................3

    Consolidated Statement of Changes in Stockholders' Equity.................4

    Consolidated Statements of Cash Flows.....................................5

Notes to Consolidated Financial Statements.................................6-14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OraLabs Holding Corp.
Parker, Colorado

We have audited the consolidated balance sheets of Company, Inc. and Subsidiaries as of December 31, 2004 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of OraLabs Holding Corp. and Subsidiaries, as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.


                                             Ehrhardt Keefe Steiner & Hottman PC

April 8, 2005
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets
Current assets
   Cash                                                             $   866,432
   Accounts receivable, net of allowance for doubtful
    accounts of $345,177                                              1,275,820
   Inventories                                                        2,878,755
   Deferred tax asset - current                                         285,117
   Income taxes receivable                                              329,648
   Prepaid expenses                                                     264,451
   Deposits and other assets                                            158,720
                                                                    ------------
        Total current assets                                          6,058,943
                                                                    ------------

Non-current assets
   Deferred tax asset- long-term                                        101,862
   Property and equipment, net                                        1,668,675
                                                                    ------------
        Total non-current assets                                      1,770,537
                                                                    ------------

Total assets                                                        $ 7,829,480
                                                                    ============

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                         $   850,157
   Accrued liabilities                                                  131,812
   Reserve for returns                                                  362,342
   Current portion of long-term debt                                     12,581
                                                                    ------------
        Total current liabilities                                     1,356,892
                                                                    ------------

Non-current liabilities
   Long-term debt, less current portion                                  12,075
   Deferred tax liability long-term                                      56,526
                                                                    ------------
        Total non-current liabilities                                    68,601
                                                                    ------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000 authorized;
    none issued and outstanding                                               -
   Common stock, $.001 par value; 25,000,000 shares
    authorized; 4,668,615 issued and 4,580,615 outstanding (2004)
    and 4,580,615 issued and outstanding (2003)                           4,669
   Additional paid-in capital                                         1,463,044
   Retained earnings                                                  4,936,274
                                                                    ------------
        Total stockholders' equity                                    6,403,987
                                                                    ------------

Total liabilities and stockholders' equity                          $ 7,829,480
                                                                    ============

                See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                     For the Years Ended
                                                         December 31,
                                                    2004                2003
                                               -------------       -------------
Product sales                                  $ 13,130,579        $ 14,068,220
Cost of goods sold                                9,315,940           9,597,861
                                               -------------       -------------
        Gross profit                              3,814,639           4,470,359
                                               -------------       -------------

Operating expenses
   Engineering                                      319,828             250,987
   Selling and marketing                          1,325,935           1,508,649
   General and administrative                     3,047,940           2,577,568
   Other                                             32,218             348,580
                                               -------------       -------------
     Total operating expenses                     4,725,921           4,685,784
                                               -------------       -------------

Loss from operations                               (911,282)           (215,425)
                                               -------------       -------------

Other (expense) income
   Interest and other income                        110,965             154,056
   Other expense                                    (35,359)            (75,993)
                                               -------------       -------------
        Total other income                           75,606              78,063


(Loss) Income before income taxes                  (835,676)           (137,362)
Income tax benefit (expense)
   Current                                          194,648              72,245
   Deferred                                          75,920              66,339
                                               -------------       -------------
     Total income tax benefit                       270,568             138,584
                                               -------------       -------------

Net (loss) income                              $   (565,108)       $      1,222
                                               =============       =============

Basic weighted average common shares
 outstanding                                      4,668,615           4,580,615
                                               =============       =============

Basic (loss) income per common share           $      (0.12)       $       0.00
                                               =============       =============

Diluted weighted average common shares
 outstanding                                      4,668,615           4,580,615
                                               =============       =============

Diluted (loss) income per common share         $      (0.12)       $       0.00
                                               =============       =============

                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2004 and 2003

                                                      Additional                       Total
                                 Common Stock          Paid-in        Retained     Stockholders'
                               Shares      Amount      Capital        Earnings         Equity
                             -----------  --------   ------------   ------------   -------------
Balance - December 31, 2002   4,580,615     4,581      1,221,484      5,500,160       6,726,225

Net income                            -         -              -          1,222           1,222
                             -----------  --------   ------------   ------------   -------------
Balance - December 31, 2003   4,580,615   $ 4,581    $ 1,221,484    $ 5,501,382    $  6,727,447

Stock options exercised, net
 of tax benefit                  88,000        88        241,560                        241,648
Net loss                              -         -              -       (565,108)       (565,108)
                             -----------  --------   ------------   ------------   -------------
Balance - December 31, 2004   4,668,615   $ 4,669    $ 1,463,044    $ 4,936,274    $  6,403,987
                             ===========  ========   ============   ============   =============

                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                            December 31,
                                                        2004            2003
                                                    -------------   ------------
Cash flows from operating activities
  Net (loss) income                                 $   (565,108)   $     1,222
                                                    -------------   ------------
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities
     Depreciation                                        380,022        436,938
     Allowance for doubtful accounts                     (70,244)        56,221
     Deferred tax liability and asset                   (151,464)       224,470
     Income tax receivable                              (194,168)
     Loss on sale of assets                               11,211        308,858
     Changes in assets and liabilities
       Accounts receivable - trade                       691,096       (159,856)
       Inventories                                      (456,601)      (418,610)
       Prepaid expenses and deposits                    (161,866)        10,531
       Accounts payable - trade                         (195,108)       637,566
       Accrued liabilities                               (14,519)      (158,858)
       Reserve for returns                               (34,077)      (142,699)
       Income taxes receivable (payable)                 107,508       (513,077)
                                                    -------------   ------------
                                                         (88,212)       281,484
                                                    -------------   ------------
        Net cash (used in) provided by operating
         activities                                     (653,318)       282,706
                                                    -------------   ------------

Cash flows from investing activities
  Purchase of property and equipment                  (1,194,484)      (376,330)

                                                    -------------   ------------
        Net cash used in investing activities         (1,194,484)      (376,330)
                                                    -------------   ------------

Cash flows from financing activities
  Payments of principal on long-term debt                (22,874)       (22,875)
  Stock options exercised                                176,000
                                                    -------------   ------------
        Net cash provided by (used in) financing
         activities                                      153,126        (22,875)
                                                    -------------   ------------

Net decrease in cash                                  (1,694,676)      (116,499)

Cash - beginning of year                               2,561,108      2,677,607
                                                    -------------   ------------

Cash - end of year                                  $    866,432    $ 2,561,108
                                                    =============   ============

Supplemental disclosure of cash flow information:
                        Cash paid for:              Income taxes
                        --------------              -------------
                             2004                   $         -
                             2003                   $   150,000

Supplemental disclosure of non-cash transactions:
During 2004, the Company recieved a tax benefit of $65,448 related to the exercise of options.


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


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. The Company established a 90% owned subsidiary of OraLabs, Inc. in Brazil during 2003, with no business activity during that year. The activity during the 2004 year was minimal and therefore immaterial to the overall business. The Company is making plans to close the subsidiary by the end 2nd quarter 2005. All inter-company accounts and transactions have been eliminated in consolidation.


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

Reclassifications

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

Advertising Costs

The Company expenses advertising costs as incurred.

Advertising expenses were as follows:

For the Year Ended December 31,

2004 $ 79,883
2003 $ 1,769

Research and Development Costs

Expenditures made for research and development are charged to expense as incurred. Total research and development costs of $16,946 and $37,172 for December 31, 2004 and 2003, respectively, were expensed in operations.

Basic and Diluted Earnings (Loss) Per Common Share

Basic Loss Per Share

The Company applies the provisions of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) For the years ended December 31, 2004 and 2003, the Company had 147,900 and 250,900 stock options, respectively, that were not included in the computation of earnings (loss) per share because their effect was anti-dilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings. The Company's basic and diluted loss per share is equivalent and accordingly only basic loss per share has been presented. The Company has 147,900 stock options outstanding that are potentially anti-dilutive.


Stock-Based Compensation

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees"; and will make pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method of the method defined in APB No. 25 are required to disclose the pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.

                                                               December 31
                                                               -----------
                                                             2004        2003
                                                             ----        ----
Net (loss) income available to common shareholders-
as reported                                              $ (565,108)   $  1,222
Total stock-based employee compensation expense
determined under fair market value method for an award       (7,581)     (6,098)
Net loss available to common shareholders-pro forma        (572,689)      4,876
Basic loss per common share- as reported                       0.00        0.00
Basic loss per common share- pro forma                   $     0.00    $   0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All option are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during 2004. In terms of the provisions of our Incentive Option Plan, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

The following are the weighted-average assumptions used at December 31, 2004 and 2003 for all Black-Scholes calculations in the financial statements:

                                                               December 31,
                                                            2004          2003

Approximate risk free rate                                     3.74%          4%
Average expected life                                        5 years     5 years
Dividend yield                                                    0%          0%
Volatility                                                       73%         73%


Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R "share-Based Payment," a revision to FASB No 123, SFAS 123R replaces existing requirements under SFAS No. 123 and APB Opinion NO. 25, and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers such as us, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position. The impact will largely be due to the selection of either the Black-Scholes or the binominal lattice model for valuing options. The adoption of this standard, in the first quarter of 2006, will have no impact on the Company's cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. This statement requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The Company believes the adoption of this statement will not have a material effect on its results of operations, cash flows or financial position.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, receivables, prepaids, accounts payable and accrued expenses approximated fair value as of December 31, 2004 because of the relatively short maturity of these instruments.

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


Note 2 - Balance Sheet Disclosures

Inventories are summarized as follows at December 31, 2004:

         Raw materials                                              $ 1,709,459
         Work in process and finished goods                           1,169,296
                                                                    ------------
                                                                    $ 2,878,755
                                                                    ============


Property and equipment consist of the following at December 31, 2004:

         Machinery and equipment                                    $ 3,179,035
         Leasehold improvements                                         126,819
                                                                    ------------
                                                                      3,305,854
         Less accumulated depreciation                               (1,637,179)
                                                                    ------------
                                                                    $ 1,668,675
                                                                    ============

Note 3 - Line-of-Credit

The Company has a $2,000,000 line-of-credit with a bank, secured by substantially all of the Company's assets. The line matures in September 2005. Interest is at a variable rate tied to LIBOR and is periodically adjusted. As of December 31, 2004 the Company had no outstanding balance on this line-of-credit.

Note 4 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized. As of December 31, 2004, the Company had a Federal net operating loss ("NOL") carry forward of $204,221 that will expire in 2024 and state net operating loss carryforwards of $982,637 that will expire between 2023 and 2024. For the year ended December 31, 2004 the Company will carry $572,493 of losses against prior period taxable income.

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at December 31, 2004:

         Current deferred tax asset                                 $   285,117
         Current deferred tax liability                                       -
                                                                    ------------

         Net current deferred tax asset                             $   285,117
                                                                    ============

         Long-term deferred tax asset                               $   101,862

         Long-term deferred tax liability                               (56,526)
                                                                    ------------

         Net long-term deferred tax asset                           $    45,336
                                                                    ============

         Temporary differences giving rise to
         a significant portion of deferred tax
         Assets (liabilities) are as follows
         at December 31, 2004:

         Reserves for returns and other                                 151,144
         Net operating loss                                             101,862
         Allowance for doubtful accounts                                128,751
         Contributions carried forward                                    5,222
                                                                    ------------
         Total deferred tax asset                                   $   386,979
                                                                    ============

         Property and equipment                                     $   (56,526)

                                                                    ------------
         Total deferred tax liability                               $   (56,526)
                                                                    ============

         Net deferred tax asset                                     $   330,453
                                                                    ============

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                                                          For the Years Ended
                                                              December 31,
                                                           2004          2003
                                                        -----------  -----------
         Income benefit at the
          statutory rate                                $ (284,129)  $  (51,510)

         Change resulting from:
          State and local income taxes, net of
           federal income tax                              (27,516)           -
          Non-deductible expenses                              713          638
          Foreign tax credits and income
           exclusions                                      (22,739)     (87,712)
           Other                                            63,103
                                                        -----------  -----------
                                                        $ (270,568)  $ (138,584)
                                                        ===========  ===========

Note 5 - Long-Term Debt

At December 31, 2004 long-term debt consists of:


     Note payable to a financing company with interest
      at 0%. The note calls for monthly principal
      payments of $1,381 and matures May 2005. Collateralized
      by a vehicle.                                                 $     5,756

     Note payable to a financing company with interest at 0%.
      The note calls for monthly principal payments of $525
      and matures December 2007. Collateralized by vehicle.              18,900
                                                                    ------------
                                                                         24,656
         Less current portion                                           (12,581)
                                                                    ------------
                                                                    $    12,075
                                                                    ============


Maturities of long-term obligations are as follows:


     Year Ending December 31,
     ------------------------
             2005                                                        12,581
             2006                                                         6,300
             2007                                                         5,775

                                                                    ------------
                                                                    $    24,656
                                                                    ============

Note 6 - Commitments and Contingencies

Related Party Operating Leases

The Company leases office and manufacturing facilities under separate operating leases for buildings owned or controlled by the Company's president.

The Company also has one operating lease outstanding for a vehicle.

Rent expense for these leases was:

Year Ending December 31,

2004 $ 529,859
2003 $ 280,438

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
------------------------

                              2005                  451,000
                              2006                  335,000
                                                  ----------
                                                  $ 786,000
                                                  ==========

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

Deposit

At December 31, 2004 and 2003, the Company had deposits of approximately $158,720 and $117,620, respectively for orders of production materials.

Note 7 - Stockholders' Equity

Stock Options

In 1997, the Company adopted an incentive stock option plan for employees. Under this plan, the board approved a program to grant certain employees the right to purchase common stock of the Company for $2.00 per share. The options vest on an annual basis. As of December 31, 2004, the Company had 105,400 incentive options outstanding under this plan, each with an exercise price of $2.00 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2004, the Company had 42,500 options outstanding under this plan with exercise prices ranging from $1.32 to $5.00.

All of the following prices and numbers of shares have been adjusted to give effect to the one-for-two reverse stock split adopted by the Company on December 16, 2003.

The following table presents the activity for options outstanding:


                                        Incentive      Non-qualified    Average
                                        Stock          Stock            Exercise
                                        Options        Options          Price
                                        ---------      -------------    --------
Outstanding - December 31, 2002          218,400          37,500           2.30
         Granted                               -           7,500           1.23
         Forfeited/canceled               (7,500)         (5,000)          2.00
         Exercised                             -               -              -
                                        ---------        --------        -------

Outstanding - December 31, 2003          210,900          40,000         $ 2.15
         Granted                                           7,500           1.79
         Forfeited/canceled              (17,500)         (5,000)          2.22
         Exercised                       (88,000)                          2.00
                                        ---------        --------        -------
Outstanding - December 31, 2004          105,400          42,500         $ 2.15
                                        =========        ========        =======


The following table presents the composition of options outstanding and exercisable:

                           Options Outstanding        Options Exercisable
 Range of Exercise Prices    Number    Price*   Life*   Number    Price*
--------------------------  --------- -------  ------ ---------  -------
$1.32 - $1.79                 15,000  $ 1.56    4.00     1,875   $ 1.32
$2.00                        105,400    2.00    2.63   105,400     2.00
$2.01 - $3.00                 20,000    2.42    1.17    16,250     2.41
$3.01 - $5.00                  7,500    4.75    1.42     5,625     4.75
                            --------- -------  ------ ---------  -------

Total - December 31, 2004    147,900  $ 2.15    2.51   129,150   $ 2.15
                            ========= =======  ====== =========  =======


* Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 8 - Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:

                                                         For the Years Ended
                                                             December 31,
                                                          2004          2003
                                                     ------------   ------------
Numerator for basic earnings per share               $  (565,108)   $     1,222
                                                     ============   ============

Numerator for diluted income per common share        $  (565,108)   $     1,222
                                                     ============   ============

Denominator for basic earnings per share -
 weighted average shares                               4,668,615      4,580,615
Effect of dilutive securities - options                        -
                                                     ------------   ------------
Denominator for diluted earnings per share -
 adjusted weighted average shares                      4,668,615      4,580,615
                                                     ============   ============

Diluted income per common share                      $     (0.12)   $      0.00
                                                     ============   ============


Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9 - Acquisitions and expansion

The Company entered into a definitive agreement with NVC Lighting Investment Holdings Limited under which the Company will acquire NVC and convey its ownership of OraLabs, Inc. to OraLabs' President. Closing would result in a change in control of the Company and change of the Company's business. Closing of the agreement is contingent upon the satisfaction of many conditions, and there is no assurance that the agreement will close.

Note 10 - Major Customers

The Company had two major customers that accounted for net sales of approximately $1,950,000 and $1,400,000, respectively, of which $174,805 was due from these customers and included in accounts receivable at year end. For the year ended December 31, 2003, two customers accounted for net sales of approximately $1,644,000 and $1,199,000, respectively, of which $594,000 was due from those customers and included in accounts receivable at 12/31/03.

Note 11 - Export Sales

During the year ended December 31, 2004 and 2003, the Company had export sales of approximately $918,000 and $870,175, or 7% and 6% of product sales, respectively. All of the Company's export business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments.

Note 12 - Significant Fourth Quarter Adjustments

In the fourth quarter for the year ended December 31, 2004, the Company made the following adjustments to the financial statements:

The Company expensed $38,285 related to expansion opportunities in South
America.

The Company adjusted its inventory valuation as a result of its year-end physical inventory and the audit of raw material costs. The audit adjustment increased inventory valuation by $121,155.

                                  EXHIBIT INDEX



Exhibit
No.      Description
--------------------

14.1     Code of Ethics
23.1 Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman P.C.)
31.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H. Schlatter