Form 10KSB/A
period 2004-12-31
ORALABS HOLDING CORP
filed 2005-05-02
CIK 1044577

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


Transitional Small Business Disclosure Format (Check one):

                                  Yes ___ No X


EXPLANATORY NOTE

     This Amendment to our Annual Report on Form 10-KSB amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, that was originally filed on April 18, 2005. In addition to non-substantive corrections of typographical errors, grammar, and presentation, and except for immaterial corrections of figures, the following items have been amended:

1. In Part I, Item 6, several changes were made to clarify the text of the Liquidity and Capital Resources section.

2. In Part I, Item 6, text was revised in the Trends section and a table was inserted to show aggregated information about contractual obligations as of December 31, 2004.

3. In Part I, Item 8-A, certain references to "deficiencies" were revised to refer to "reportable conditions".

4.   The description of Exhibit 11 in the exhibit list included in Part III,
     Item 13(a)(2) was revised.

5. We revised some figures in the "non-current assets" and "non-current liabilities" entries of the Consolidated Balance Sheet.

6. The Consolidated Statements of Operations was correctly denominated in the Financial Statements and certain descriptive portions of the Consolidated Statements of Operations were revised.

7. In the section "Basic and Diluted Earnings (Loss) Per Common Share" of Note 1 of the Financial Statements, text was deleted from the subsection entitled "Basic Loss Per Share" and figures were corrected in the table included in the subsection entitled "Stock-Based Compensation".

8. We deleted and replaced the text of the Litigation section in Note 6 to the Financial Statements.

9. Note 9 to the Financial Statements was renamed "Definitive Agreement" and the text of that Note was revised.

10.  We added Note 13 to the Financial Statements to describe our 401(k) plan

11.  Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2 were updated.

12. Except for the changes listed above, this Form 10-KSB/A does not modify or update in any material respect other disclosures in, or exhibits to, the filed Form 10-KSB. This Amendment continues to speak as of the date of the original Annual Report, and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the original Annual Report.

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

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2005. In positioning for stability and profitability, the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. These changes have come at costs that have put the Company in an unprofitable position for the year. The Company has been in its new facility since February of 2004. The extra space has helped to allow the Company to more efficiently process its orders. However the associated costs with the new facility have not yet been offset by increased revenues. The Company plans to reduce its product offerings in order that it will be able to lower its cost to produce fewer product offerings. The Company hopes to be able to return to a state of profitability, however there are no assurances that it will happen. See Trends section in Management Discussion and Analysis.

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

Selling and marketing decreased $182,714 or 12%. Sales salaries increased by $35,000 due to headcount addition. The Company expects sales compensation to remain the same as a percentage of sales. Advertising increased by $74,000 as the Company began advertising in trade publications to promote a new segment of the business. The Company plans to continue this approach. These increases were offset by a decrease in bad debt expense. A portion of bad debts in year 2003, in the amount of approximately $230,000, was related to receivables written off in conjunction with the acquisition of assets.

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

The Company had an after tax loss of $565,108 in 2004 compared to income of $1,222 for 2003. The effective tax rate decreased from 101% to 32%. For the year ended December 31, 2003, the Company recognized a tax benefit related to the completion of the Company's previous year's tax return and recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected. The change in the estimate of these credits and exclusions resulted in a one time effective tax rate of 101%.

Liquidity and Capital Resources.

At December 31, 2004, the Company had $866,432 of cash and a current ratio of approximately 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities was $653,318 consisting of the following items:

Accounts Receivable, net of Allowance for doubtful accounts, decreased $620,852. Receivables decreased $691,096 due to increased collections and write-offs of uncollectible accounts, while allowances were decreased $70,244. The Company believes there are adequate allowances given improved collection efforts as well as improved controls over customer credit approval. (See, "Allowance for Doubtful Accounts" above).

Inventory increased $456,601 as the Company carried approximately $273,917 more of work in process; approximately $107,626 more in cost of overhead due in large part to expanded facilities; and approximately $114,209 for cost of labor allocated to inventory. The Company anticipates inventory levels to remain similar to year-end numbers.

Income tax receivable increased $86,660 due to $194,168 of current year loss carried back against taxable income offset by other refunds received and receivable.

Deferred tax liability and asset increased $303,772; deferred tax liability long-term increased $14,915; deferred tax asset long-term increased $101,862; and deferred tax asset - current decreased $216,825. This is attributed to timing differences in the treatment of deductions for book verses tax income and net operating losses that will be carried forward and taken against future taxable income.

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

Reserve for returns decreased $34,077 consistent with the decrease in sales from 2003 to 2004. The reserve for returns is calculated as a percentage of sales with a consideration of historical returns. As sales were flat, and the additional reserve notwithstanding, the reserve remained the same. Should the Company experience growth in sales during year 2005 then this reserve will grow proportionately. (See, "Allowance for Returns" above).

Net cash used in investing activities was $1,194,484 consisting of investments in property and equipment of $1,191,079. During 2004, the Company invested in many capital projects to increase automation in the plant.

Trends. The lip balm category, which was approximately 80% of revenues in both years 2004 and 2003, decreased in 2004. Revenues in 2004 were $10,569,614 as compared to $11,274,552 in year 2003, a 6% decrease. Collectively the volume of units sold and customer base decreased in 2004 primarily as the result of two major customers buying at a significantly reduced level. We expect 2005 to be in the range of 2004 with these customers. In 2005, the Company will, through its normal sales process, attempt to increase its lip balm business, however, there are no assurances that any increase will happen. The Company hopes to implement some cost cutting strategies to reduce its operating cost and to increase its gross margins. This includes product line trimming and a narrower focus on what the Company sells.

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


The following table shows aggregated information about contractual obligations as of December 31, 2004:

                                                                       Payments Due by Period

                                    --------------------------------------------------------------------------------------------
                                    Total            Less Than 1 Year           1-3 Years        4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                    $24,656                      $12,581            $12,075

Building Lease                   $780,000                     $445,000           $335,000

Vehicle Lease                      $6,000                       $6,000

--------------------------------------------------------------------------------------------------------------------------------
Total                            $810,656                     $463,581          $347,075

================================================================================================================================


Other than the above, OraLabs does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.



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

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2005, which the Company hopes will help it return to profitability. In positioning for stability and profitability, the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. These changes have come at costs that have put the Company in an unprofitable position for 2004. The Company has been in its new facility since February of 2004. The extra space has helped to allow the company to more efficiently process its orders. However the associated costs with the new facility have not yet been offset by increased sales or efficiencies. The Company plans to reduce its product offerings in order that it will be able to lower its cost to produce fewer product offerings. The Company hopes to be able to return to a state of profitability. However there are no assurances that it will. The added overhead from the new facility was a partial contributor to the loss in 2004.

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

Government Regulation. The manufacturing, processing, formulation, packaging, labeling and advertising of some of the Company's products are subject to regulation by one or more federal agencies and under various laws (see Description of Business-Government Regulation above). There can be no assurance that the scope of such regulations will not change or otherwise cause an increase in the expenses and resources of the Company which must be applied to complying with such regulations. As an example, the Company's sun-block lip balms are regulated by the FDA. If the FDA were to conclude that any of the Company's products violate FDA rules or regulations, the FDA may seek to restrict or remove such products from the market. Such action may be taken against the Company and any entity which manufactures products for the Company. As an additional example, regulations concerning good manufacturing practices with respect to OTC drugs and nutritional supplements do have an adverse impact upon the cost or methods of producing the products. It is anticipated that new labeling laws currently pending will result in increased costs, in order to be in compliance .

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

The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however: require reformulation of certain products to meet new standards; recall or discontinue certain products not able to be reformulated; impose additional record keeping requirements; expanded documentation of the properties of certain products; or expand or differentiate labeling and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure. None.


Item 8A. Controls and Procedures. Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be a material weakness and reportable conditions under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The material weakness relates to adjustments made by the auditors in order for inventory to be properly stated. The reportable conditions include conditions surrounding the following: financial reporting and lack of oversight over the accounting processes. The Company has hired a CPA with experience in the manufacturing industry and implemented a widely used, mid-sized business accounting and inventory system to address its control deficiencies. The benefits of implementation of the new software along with training staff on the Company's new systems had not been fully realized at the end of 2004. As a result some of the Companies reportable conditions were still present at the end of 2004. Management believes that the aforementioned reportable conditions will be corrected during 2005.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table identifies each of the Company's directors and executive officers:

                                                                                              Year First
                                                                                              Elected to
                                                                                               Board of
               Name                     Age           Positions with the Company               Directors
               ----                     ---           --------------------------               ---------

        Gary H. Schlatter(2)............48        Chief Executive Officer, President,            1997
                                                  Treasurer, Director
        Allen R. Goldstone..............52        Director                                       1997

        Michael I. Friess...............55        Director(1), Secretary                         1997

        Robert C. Gust..................48        Director(1)                                    2000

        Emile J. Jordan.................46        Chief Financial Officer

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

                                             Summary Compensation Table

                                           Annual Compensation                         Long Term Compensation
                                           -------------------                         ----------------------
       Name and                                                                              Shares Under-
  Principal Position       Year     Salary ($)     Bonuses ($)      Other ($)     Other     lying Options
  ------------------       ----     ----------     -----------      ---------     -----     -------------

Gary H. Schlatter, CEO     2004     393,105(1)          0           22,699(3)       0          30,500(1)
                           2003     370,346(1)          0           22,339(3)       0          30,500(1)
                           2002     335,468(1)          0           27,009(2)       0          30,500(1)

Emile Jordan, CFO          2004     109,400             0                0          0          25,500



1 Includes 30,500 shares underlying 30,500 options granted in the fiscal year ended December 31, 1997 to Mr. Schlatter's spouse, an employee of the Company, under the Company's 1997 Stock Plan and a $10,000 annual salary to the spouse. Beneficial ownership of such securities and spouse's salary is disclaimed by Mr. Schlatter.

2 Includes expenses for automobiles and related insurance and other automobile expenses, as well as payments made to a company owned by Mr. Schlatter for computer equipment and furniture.

3 Includes expenses for automobiles and related insurance and other automobile expenses.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth, as of April 4, 2005, information regarding the beneficial ownership of Common Stock (i) by each Director,(ii) by each Executive Officer listed in the Summary Compensation table below, (iii) by all Directors and current Executive Officers as a group (five persons), and (iv) by each person or group known by the Company to own beneficially in excess of five percent (5%) of the Common Stock:

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
          18685 East Plaza Drive
          Parker, Colorado 80134

          Allen R. Goldstone                               36,250 shares (2)                    *
          5353 Manhattan Circle
          Suite 101
          Boulder, Colorado 80303

          Michael I. Friess                                 8,750 shares (3)                    *
          5353 Manhattan Circle
          Suite 101
          Boulder, Colorado 80303

          Robert C. Gust                                   24,750 shares (4)                    *
          7N551 Cloverfield Circle
          St. Charles, IL 60175

          Emile Jordan
          18685 East Plaza Drive
          Parker, CO 80134                                 25,500 shares (5)                                   *


          All directors and executive                   3,824,600 shares (1), (2), (3), (4),(5) 79.26%
            officers as a group (five persons)

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

(5) Includes 25,500 shares that he has the right to acquire on April 4, 2005 or within sixty (60) days thereafter, pursuant to outstanding options(.)

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

10.1(2)      1997 Stock Plan
10.2(2)      1997 Non-Employee Directors' Option Plan
10.3(3)      Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter
10.4(2)      Stock Option Grant under 1997 Non-Employee Directors' Option Plan
10.5(i)(5)   Business Lease between the Company's Subsidiary and Gary
             Schlatter (September 1, 2000)
10.5(iii)(8) Amended Business Lease between the Company's Subsidiary and 2780 South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)  Lease between the Company's Subsidiary and 18501 East Plaza Drive,
             LLC dated September 4, 2003
10.9(7)      Agreement (effective May 1, 2000, amending the Employment
             Agreement listed above as Exhibit 10.3).
10.10(10)    Amended and Restated Employment Agreement between the
             Company's Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)    Stock Exchange Agreement between the Company, NVC Lighting
             Investment Holdings Limited and others dated February 23, 2005
11           No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.
14.1(12)     Code of Ethics
21(2)        List of Subsidiaries of the Company
23.1(12)     Consent of Independent Public Accountants (Ehrhardt Keefe Steiner &
             Hottman P.C.)
31.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

11 Incorporated herein by reference to the Company's Form 8-K filed February 24, 2005.

12 Filed herewith.

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

                                                         ORALABS HOLDING CORP.





                                 By:     /s/ Gary H. Schlatter
                                         ---------------------------------------
                                         Gary H. Schlatter, President

                                 By:     /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer
Date:    April 29, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        Signature                          Title                     Date
        ---------                          -----                     ----

 /s/ Gary H. Schlatter            Director, President,          April 29, 2005
-----------------------------     Chief Executive Officer
     Gary H. Schlatter


 /s/ Michael I. Friess            Director, Secretary           April 29, 2005
-----------------------------
     Michael I. Friess


 /s/ Allen R. Goldstone                  Director               April 29, 2005
-----------------------------
     Allen R. Goldstone


/s/ Robert C. Gust                       Director               April 29, 2005
-----------------------------
    Robert C. Gust

 Consolidated Financial Statements And Independent Auditors' Report December 31,
                                      2004

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                                Table of Contents



                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm ......................1

Consolidated Financial Statements

     Consolidated Balance Sheet...............................................2

     Consolidated Statements of Operations....................................3

     Consolidated Statement of Changes in Stockholders' Equity................4

     Consolidated Statements of Cash Flows....................................5

Notes to Consolidated Financial Statements.................................6-14



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
OraLabs Holding Corp.
Parker, Colorado

We have audited the consolidated balance sheet of OraLabs Holding Corp. and Subsidiaries as of December 31, 2004 and the consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial condition of OraLabs Holding Corp. and Subsidiaries, as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.



                                             Ehrhardt Keefe Steiner & Hottman PC

April 8, 2005
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets
Current assets
   Cash                                                      $           866,432
   Accounts receivable, net of allowance for doubtful
    accounts of $345,177                                               1,275,820
   Inventories                                                         2,878,755
   Deferred tax asset - current                                          285,117
   Income taxes receivable                                               329,648
   Prepaid expenses                                                      264,451
   Deposits and other assets                                             158,720
                                                             -------------------
        Total current assets                                           6,058,943
                                                             -------------------

Non-current assets
   Deferred tax asset- long-term                                          45,336
   Property and equipment, net                                         1,668,675
                                                             -------------------
        Total non-current assets                                       1,714,011
                                                             -------------------

Total assets                                                 $         7,772,954
                                                             ===================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                  $           850,157
   Accrued liabilities                                                   131,812
   Reserve for returns                                                   362,342
   Current portion of long-term debt                                      12,581
                                                             -------------------
        Total current liabilities                                      1,356,892
                                                             -------------------

Non-current liabilities
   Long-term debt, less current portion                                   12,075
                                                                ----------------
        Total non-current liabilities                                     12,075
                                                             -------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000 authorized;
    none issued and outstanding                                                -
   Common stock, $.001 par value; 25,000,000 shares
    authorized; 4,668,615 issued and 4,580,615 outstanding
    (2004) and 4,580,615 issued and outstanding (2003)                     4,669
   Additional paid-in capital                                          1,463,044
   Retained earnings                                                   4,936,274
                                                             -------------------
        Total stockholders' equity                                     6,403,987
                                                             -------------------

Total liabilities and stockholders' equity                   $         7,772,954
                                                             ===================

                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    For the Years Ended
                                                        December 31,
                                                   2004               2003
                                        -------------------- -------------------
Product sales                           $        13,130,579  $        14,068,220
Cost of goods sold                                9,315,940            9,597,861
                                        -------------------- -------------------
        Gross profit                              3,814,639            4,470,359
                                        -------------------- -------------------

Operating expenses
   Engineering                                      319,828              250,987
   Selling and marketing                          1,325,935            1,508,649
   General and administrative                     3,047,940            2,577,568
   Other                                             32,218              348,580
                                        -------------------- -------------------
     Total operating expenses                     4,725,921            4,685,784
                                        -------------------- -------------------

Loss from operations                               (911,282)           (215,425)
                                        -------------------- -------------------

Other income (expense)
   Interest and other income                        110,965              154,056
   Other expense                                    (35,359)            (75,993)
                                        -------------------- -------------------
        Total other income (expense)                 75,606               78,063


(Loss) Income before income taxes                  (835,676)           (137,362)

Income tax benefit (expense)
   Current                                          194,648               72,245
   Deferred                                          75,920               66,339
                                        -------------------- -------------------
     Total income tax benefit                       270,568              138,584
                                        -------------------- -------------------

Net (loss) income                       $          (565,108)  $            1,222
                                        ==================== ===================

Basic weighted average common shares
 outstanding                                      4,668,615            4,580,615
                                        ==================== ===================

Basic (loss) income per common share    $             (0.12)  $             0.00
                                        ==================== ===================

Diluted weighted average common shares
 outstanding                                       4,668,615           4,580,615
                                        ==================== ===================

Diluted (loss) income per common share   $             (0.12) $             0.00
                                        ==================== ===================


                 See notes to consolidated financial statements.


                     ORALABS HOLDING CORP. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2004 and 2003



                                                                  Additional                           Total
                                        Common Stock              Paid-in            Retained          Stockholders'
                                  Shares            Amount        Capital            Earnings          Equity
                                 ---------         --------       -----------        -----------       -----------
Balance - December 31, 2002      4,580,615            4,581         1,221,484          5,500,160         6,726,225

Net income                               -                -                 -              1,222             1,222
                                 ---------         --------       -----------        -----------       -----------
Balance - December 31, 2003      4,580,615         $  4,581       $ 1,221,484        $ 5,501,382       $ 6,727,447

Stock options exercised, net
of tax benefit                      88,000               88           241,560                              241,648

Net loss                                 -                -                 -           (565,108)         (565,108)
                                 ---------         --------       -----------         ----------       -----------
Balance - December 31, 2004      4,668,615         $  4,669       $ 1,463,044        $ 4,936,274       $ 6,403,987
                                 =========         ========       ===========        ===========       ===========



                 See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        For the Years Ended
                                                            December 31,
                                                      2004              2003
                                                   -----------      ------------
Cash flows from operating activities
   Net (loss) income                               $ (565,108)      $     1,222
                                                   -----------      ------------
   Adjustments to reconcile net (loss) income to net
    cash provided by operating activities
     Depreciation                                     380,022           436,938
     Allowance for doubtful accounts                  (70,244)           56,221
     Deferred tax liability and asset                (151,464)          224,470
     Income tax receivable                           (194,168)                -
     Loss on sale of assets                            11,211           308,858
     Changes in assets and liabilities
       Accounts receivable - trade                    691,096          (159,856)
       Inventories                                   (456,601)         (418,610)
       Prepaid expenses and deposits                 (161,866)           10,531
       Accounts payable - trade                      (195,108)          637,566
       Accrued liabilities                            (14,519)         (158,858)
       Reserve for returns                            (34,077)         (142,699)
       Income taxes receivable (payable)              107,508          (513,077)
                                                   -----------      ------------
                                                     (88,210)          281,484
                                                   -----------      ------------
        Net cash (used in) provided by operating
         activities                                  (653,318)          282,706
                                                   -----------      ------------

Cash flows from investing activities
   Purchase of property and equipment              (1,194,484)         (376,330)

                                                   -----------      ------------
        Net cash used in investing activities      (1,194,484)         (376,330)
                                                   -----------      ------------

Cash flows from financing activities
   Payments of principal on long-term debt            (22,874)          (22,875)
   Stock options exercised                            176,000
                                                   -----------      ------------
        Net cash provided by (used in)
        financing activities                          153,126           (22,875)
                                                   -----------      ------------

Net decrease in cash                               (1,694,676)         (116,499)

Cash - beginning of year                            2,561,108         2,677,607
                                                   -----------      ------------

Cash - end of year                                 $  866,432       $ 2,561,108
                                                   ===========      ============

Supplemental disclosure of cash flow information:
Cash paid for:              Income taxes
--------------              ------------
    2004                    $     -
    2003                    $   150,000

Supplemental disclosure of non-cash transactions:

During 2004, the Company received a tax benefit of $65,648 related to the exercise of options.

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

OraLabs Inc. (ORALABS), a Colorado corporation was incorporated on August
10, 1990. ORALABS is in the business of manufacturing and distributing lip balm, fresh breath and other products. ORALABS is a wholly owned subsidiary of the Company.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. The Company established a 90% owned subsidiary of OraLabs, Inc. in Brazil during 2003, with no business activity during that year. The activity during the 2004 year was minimal and therefore immaterial to the overall business. The Company is making plans to close the subsidiary by the end of the 2nd quarter 2005. All inter-company accounts and transactions have been eliminated in consolidation.


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

Basic and Diluted Earnings (Loss) Per Common Share

Basic Loss Per Share

The Company applies the provisions of Financial Accounting Standard No.
128, "Earnings Per Share" (FAS 128). For the years ended December 31, 2004 and 2003, The Company had 147,900 and 250,900 stock options, respectively that were not included in the computation of earnings (loss) per share because their effect was anti-dilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings.


Stock-Based Compensation

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees"; and will make pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method of the method defined in APB No. 25 which requires the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.


                                                                                                 December 31,
                                                                                      2004                         2003
                                                                                -----------------            ----------------

Net (loss) income available to common shareholders-as reported                    $  (565,108)                 $  1,222
Total stock-based employee compensation expense determined under
fair market value method for an award                                                  (7,581)                   (6,098)
                                                                                       ------                    ------
Net loss available to common shareholders-pro forma                               $  (572,689)                 $ (4,876)
Basic loss per common share- as reported                                          $      0.12                  $   0.00
Basic loss per common share- pro forma                                            $      0.12                  $   0.00

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

The following are the weighted-average assumptions used at December 31, 2004 and 2003 for all Black-Scholes calculations in the financial statements:

                                                         December 31,
                                             2004                       2003
                                           -----------               -----------
Approximate risk free rate                   3.74%                      4%
Average expected life                      5 years                 5 years
Dividend yield                                  0%                      0%
Volatility                                     73%                      73%


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


Note 2 - Balance Sheet Disclosures

Inventories are summarized as follows at December 31, 2004:


Raw materials                                               $         1,709,459
Work in process and finished goods                                    1,169,296
                                                            -------------------
                                                            $         2,878,755
                                                            ===================



Property and equipment consist of the following at December 31, 2004:


Machinery and equipment                                     $         3,179,035
Leasehold improvements                                                  126,819
                                                            -------------------
                                                                      3,305,854
Less accumulated depreciation                                        (1,637,179)
                                                            -------------------
                                                            $         1,668,675
                                                            ===================


Note 3 - Line-of-Credit


The Company has a $2,000,000 line-of-credit with a bank secured by substantially all of the Company's assets. The line matures in September 2005. Interest is at a variable rate tied to LIBOR and is periodically adjusted. As of December 31, 2004 the Company had no outstanding balance on this line-of-credit.

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

The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at December 31, 2004:

Current deferred tax asset                                  $           285,117
Current deferred tax liability                                                -
                                                             ------------------

Net current deferred tax asset                              $           285,117
                                                            ===================

Long-term deferred tax asset                                $           101,862

Long-term deferred tax liability                                        (56,526)
                                                             ------------------

Net long-term deferred tax asset                            $            45,336
                                                            ===================

Temporary differences giving rise to
a significant portion of deferred tax
Assets (liabilities) are as follows
at December 31, 2004:

Reserves for returns and other                                         151,144
Net operating loss                                                     101,862
Allowance for doubtful accounts                                        128,751
Contributions carried forward
5,222
                                                            -------------------
Total deferred tax asset                                    $          386,979
                                                            ===================

Property and equipment                                      $          (56,526)

                                                            -------------------
Total deferred tax liability                                $          (56,526)
                                                            ===================

Net deferred tax asset                                      $          330,453
                                                            ===================

The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:

                                                          For the Years Ended
                                                              December 31,
                                                             2004        2003
                                                       ------------ -----------
Income benefit at the
 statutory rate                                         $ (284,129)  $ (51,510)

Change resulting from:
   State and local income taxes, net of
   federal income tax                                      (27,516)          -
   Non-deductible expenses                                     713         638
   Foreign tax credits and income
    exclusions                                             (22,739)    (87,712)
   Other                                                    63,103
                                                       ------------ ------------
                                                         $(270,568)  $(138,584)
                                                       ============ ============

Note 5 - Long-Term Debt

At December 31, 2004 long-term debt consists of:


Note payable to a financing company with interest
 at 0%. The note calls for monthly principal
 payments of $1,381 and matures May 2005. Collateralized
 by a vehicle.                                                       $    5,756

Note payable to a financing company with interest at 0%.
 The note calls for monthly principal payments of $525
 and matures December 2007. Collateralized by vehicle.                   18,900
                                                                     ----------
                                                                         24,656
         Less current portion                                           (12,581)
                                                                     ----------
                                                                     $   12,075
                                                                     ==========



Maturities of long-term obligations are as follows:



Year Ending December 31,
------------------------
            2005                                                      12,581
            2006                                                       6,300
            2007                                                       5,775

                                                         -------------------
                                                         $            24,656
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

Litigation

ORALABS is a party to a legal proceeding that was brought in the Circuit
Court of the First Judicial District of Heinz County, Mississippi that was served on the Company on February 26, 2004. The litigation was brought by individuals who allege that a five-year-old child ingested a portion of a bottle that allegedly was manufactured by ORALABS for one of its products. The product was not specified in the complaint. The complaint alleges that the minor child suffered permanent injuries and damages as a result of the ingestion of the portion of the bottle, and the plaintiffs claim compensatory damages in an unstated amount and punitive damages in the amount of $1,925,000. ORALAB'S insurance company is tendering a defense. Punitive damages, however, are not covered by the insurance policy. ORALABS intends to vigorously defend the suit and believes that it has no liability to the plaintiffs. ORALABS further believes that even if liability is assessed against it, any compensatory damages assessed will be covered by its insurance policy. The Company believes that the possibility of any award of punitive damages against it is very remote. However, if a significant uninsured judgment is awarded against ORALABS, it could put an extreme financial strain upon it.


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

The following table presents the activity for options outstanding:



                                        Incentive      Non-qualified    Average
                                        Stock          Stock            Exercise
                                        Options        Options          Price
                                        ----------     -------------    --------
Outstanding - December 31, 2002          218,400          37,500           2.30
         Granted                               -           7,500           1.23
         Forfeited/canceled               (7,500)         (5,000)          2.00
         Exercised                             -               -              -
                                         --------         -------        -------

Outstanding - December 31, 2003          210,900          40,000        $  2.15
         Granted                                           7,500           1.79
         Forfeited/canceled              (17,500)         (5,000)          2.22
         Exercised                       (88,000)                          2.00
                                         --------         -------        -------
Outstanding - December 31, 2004          105,400          42,500        $  2.15
                                         ========         =======        =======




The following table presents the composition of options outstanding and exercisable:



                                             Options Outstanding                                Options Exercisable
     Range of Exercise Prices             Number           Price*             Life*           Number            Price*
----------------------------------   ---------------- ----------------  ---------------- ----------------  -----------
$1.32 - $1.79                             15,000      $       1.56             4.00            1,875       $     1.32
$2.00                                    105,400              2.00             2.63          105,400             2.00
$2.01 - $3.00                             20,000              2.42             1.17           16,250             2.41
$3.01 - $5.00                              7,500              4.75             1.42            5,625             4.75
                                     ---------------- ----------------  ---------------- ----------------  ----------------

Total - December 31, 2004                147,900      $       2.15             2.51          129,150       $     2.15
                                     ================ ================  ================ ================  ================


* Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

Note 8 - Income Per Share

The following table sets forth the computation for basic and diluted earnings per share:



                                                         For the Years Ended
                                                             December 31,
                                                          2004          2003
                                                     -------------- ------------
Numerator for basic earnings per share               $   (565,108)  $     1,222
                                                     ============= =============

Numerator for diluted income per common share        $   (565,108)  $     1,222
                                                     ============= =============

Denominator for basic earnings per share -
 weighted average shares                                4,668,615     4,580,615
Effect of dilutive securities - options                        -
                                                     ------------- -------------
Denominator for diluted earnings per share -
 adjusted weighted average shares                       4,668,615     4,580,615
                                                     ============= =============

Diluted (loss) income per common share               $      (0.12)  $      0.00
                                                     ============= =============



Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

Note 9 - Definitive Agreement

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

Note 10 - Major Customers

The Company had two major customers that accounted for net sales of approximately $1,950,000 and $1,400,000, respectively, of which $174,805 was due from these customers and included in accounts receivable at year end. For the year ended December 31, 2003, two customers accounted for net sales of approximately $1,644,000 and $1,199,000, respectively, of which $594,000 was due from those customers and included in accounts receivable at December 31, 2003.

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


Note 13- 401K Plan


During 2004, the Company began to offer a 401(k) retirement plan (the
"Plan") which covers all employees. Employees are eligible to participate after one year of service. Employees may contribute amounts based on the limits established by the Internal Revenue Service. Employer discretionary payments, as well as certain matching contributions, may be made as determined by the Board of Directors. The discretionary and matching contributions vest immediately. During 2004, the Company contributed approximately $61,000 to the Plan.

                                  EXHIBIT INDEX



Exhibit
No.      Description
--------------------

14.1     Code of Ethics
23.1     Consent of Independent Registered Public Accounting Firm (Ehrhardt
               Keefe, Steiner & Hottman P.C.)
31.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H. Schlatter