Form 10QSB
period 2005-03-31
ORALABS HOLDING CORP
filed 2005-05-23
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

|X| Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2005

                                       or

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


                                 (303) 783-9499
                           (Issuer's telephone number)

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2005 Issuer had 4,668,615 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information

  Item 1.      Financial Statement                                        Page
  ------       ---------------------                                      ----

         Consolidated Balance Sheets as of March 31, 2005(Unaudited)
           And December 31, 2004.............................................2

         Consolidated Statements of Operations Three Months
           Ended March 31, 2005 and 2004 (Unaudited).........................3


         Consolidated Statement of Stockholders' Equity from
           December 31, 2004 Through March 31,2005 (Unaudited)...............4


         Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2005 and 2004 (Unaudited)...............................5


         Notes to Consolidated Financial Statements..........................6


  Item 2. Management's Discussion and Analysis of Financial Conditions
            And Results of Operations........................................7


  Item 3. Controls and Procedures...........................................10


Part II. Other Information .................................................11


Exhibit Index...............................................................15

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                      March 31,
                                                                        2005
                                                                      Unaudited  December 31, 2004
                                                                    ------------ -----------------
                                     Assets
Current Assets
   Cash and cash equivalents                                          $1,186,402   $  866,432
   Accounts receivable, net of allowance for doubtful accounts of
      $317,129 (2005)and $345,177 (2004)                               1,524,544    1,275,820
   Inventories                                                         2,754,660    2,878,755
   Deferred tax asset - current                                          285,117      285,117
   Income taxes receivable                                               194,081      329,648
   Prepaid expenses                                                      222,313      264,451
   Deposits and other assets                                               8,774      158,720
                                                                      ----------   ----------
        Total current assets                                           6,175,891    6,058,943
 Non-current assets
   Deferred tax asset, long-term                                          52,702       45,336
   Property and equipment, net                                         1,816,881    1,668,675
                                                                      ----------   ----------
        Total non-current assets                                       1,869,583    1,714,011
                                                                      ----------   ----------
 Total Assets                                                         $8,045,474   $7,772,954
                                                                      ==========   ==========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable - trade                                         $1,031,245   $  850,157
     Accrued liabilities                                                 231,019      131,812
     Reserve for returns                                                 375,938      362,342
     Income tax payable                                                        0            0
     Current portion of long-term debt                                     8,437       12,581
                                                                      ----------   ----------
         Total current liabilities                                     1,646,639    1,356,892
                                                                      ----------   ----------
Non-current Liabilities
     Long-term debt, less current portion                                 10,500       12,075
                                                                      ----------   ----------
        Total non-current liabilities                                     10,500       12,075
                                                                      ----------   ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
  issued and outstanding                                                       0            0
Common stock, $.001 par value; 25,000,000 shares authorized,
  4,668,615 issued (2005 and 2004), 4,668,615 (2005) and
  4,580,615 (2004) outstanding                                             4,669        4,669
Additional paid -in capital                                            1,463,044    1,463,044
Retained earnings                                                      4,920,622    4,936,274
                                                                      ----------   ----------
Total stockholders' equity                                             6,388,335    6,403,987
                                                                      ----------   ----------
Total liabilities and stockholders' equity                            $8,045,474   $7,772,954
                                                                      ==========   ==========

                See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
              Three Months Ended March 31, 2005 and March 31, 2004
                                    Unaudited


                                                03/31/05      03/31/04
                                              -----------    -----------
Revenues:
  Product sales                               $ 3,580,849    $ 3,780,175
                                              -----------    -----------
Total Revenues                                  3,580,849      3,780,175
                                              -----------    -----------
   Cost of Sales                                2,380,514      2,610,756
                                              -----------    -----------
Gross profit                                    1,200,335      1,169,419
                                              -----------    -----------
Operating Expenses:
  Engineering                                      92,872        101,482
  Selling and marketing costs                     406,462        392,383
  General and administrative                      715,015        725,503
  Other                                            20,353         17,491
                                              -----------    -----------
Total operating expenses                        1,234,702      1,236,859
                                              -----------    -----------
Net operating loss                                (34,367)       (67,440)
Other income (expense)
   Interest and other income                       11,350           (247)
                                              -----------    -----------
Total other income (expense)                       11,350           (247)
                                              -----------    -----------
Net loss before provision for income taxes        (23,017)       (67,687)

Income tax  benefit                                 7,365         25,140
                                              -----------    -----------
Net loss                                      $   (15,652)   $   (42,547)
                                              ===========    ===========
Basic and diluted loss per common share       $       .00    $      (.01)
                                              ===========    ===========
Weighted average shares outstanding             4,668,615      4,580,615
                                              ===========    ===========
Diluted loss per share                                .00           (.01)
                                              ===========    ===========
Diluted weighted average shares outstanding     4,668,615      4,582,926
                                              ===========    ===========

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                    For the Three Months Ended March 31, 2005
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------------------

                                   Preferred       Stock        Common        Stock      Addl. Paid-In    Retained       Total
                                    Shares         Amount       Shares        Amount       Capital        Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2004                                      4,668,615      $4,669       $1,463,044    $4,936,274    $6,403,987

Net loss                                                                                                   (15,652)      (15,652)


                                 -----------------------------------------------------------------------------------------------
Balance at March 31, 2005                                     4,668,615      $4,669       $1,463,044    $4,920,622    $6,388,335
================================================================================================================================


                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES


                           Consolidated Statements of
                         Cash Flow For the Three months
                          Ended March 31, 2005 and 2004
                                    Unaudited

------------------------------------------------------------------------------------------------
                                                                         2005            2004
                                                                         ----            ----
------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net loss                                                              $   (15,652)   $   (42,547)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities
 Depreciation                                                             133,822         75,525
 Allowance for doubtful accounts                                          (28,048)
 Deferred tax  asset                                                       (7,365)       (25,140)


 Changes in assets and liabilities:
 Accounts receivable - trade                                             (220,676)      (216,780)
 Inventories                                                              124,095         97,354
 Prepaid expenses and deposits                                            192,084         48,404
 Accounts payable - trade                                                 181,088        (46,403)
 Accrued Liabilities                                                       99,207        200,358
 Reserve for returns                                                       13,596        (14,186)
 Income taxes receivable (payable)                                        135,566         (1,021)
                                                                      -----------    -----------
                                                                          623,369       (502,626)
                                                                      -----------    -----------
Net cash provided by operating activities                                 607,717         75,564
                                                                      -----------    -----------
Cash from investing activities

  Investment in property and equipment                                   (282,028)      (299,705)
                                                                      -----------    -----------
    Net cash used in investing activities                                (282,028)      (299,705)
                                                                      -----------    -----------
Cash from financing activities
  Payment on long term debt                                                (5,719)        (5,718)
                                                                      -----------    -----------
  Net cash used in financing activities                                    (5,719)        (5,718)
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                      319,970       (229,859)
Cash and cash equivalents, beginning of the period                        866,432      2,561,108
                                                                      -----------    -----------
Cash and cash equivalents, end of the period                          $ 1,186,402    $ 2,331,249
                                                                      ===========    ===========


Cash paid for income taxes was $ 0.00 (2005) and $ 0.00 (2004)



--------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB/A for the year ended December 31, 2004 (the "2004 Form 10-KSB/A") of OraLabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the 2005 presentation.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment Consisted of the following:



Property and Equipment:
------------------------
============================================================================
                                  March 31, 2005
----------------------------------------------------------------------------

Machinery and equipment                                        $3,251,058
Construction in progress                                          210,005
Leasehold improvements                                            126,819
                                                               ----------
                                                                3,587,882
Less accumulated depreciation                                  (1,771,001)
                                                               ----------
                                                               $1,816,881
                                                               ==========



NOTE 3 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires September 2005. As of March 31, 2005, the Company had no outstanding balance on this line-of-credit.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The company reserves 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. The amount recorded as a liability on the balance sheet at March 31, 2005 is $375,938.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March, 31, 2005. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate workforce and changes in market conditions.

Results of Operations. For the three month period ending March 31, 2005 as compared with the three month period ending March 31, 2004.

Product sales decreased $199,326 or 5%. This modest decrease in revenue was primarily a result of a small drop off in sales to the dollar store market. The Company does not see this as a trend and conversely is positioning itself to increase business and hopes to show growth in dollar store business through the course of 2005, but can not be sure that this growth will occur.

Gross profit increased $30,916. As a percentage of sales, gross profit increased by 3%. The increase in gross profit is primarily due to decreased costs of labor and overhead. The Company's capital investment in automation has made a positive impact on labor costs during first quarter of 2005. The Company experienced higher cost of overhead in the first quarter 2004 due to higher rent commitments and costs related to getting the new facility operating efficiently. The Company anticipates continued cost improvements in operations and is hopeful that gross profit will continue to make small incremental improvement.

Engineering, selling and marketing, and administrative expenses remained stable, with a small net decrease of $5,019. The Company expects these costs to remain consistent.

Other expense increased $2,862 remaining consistent from 2004 to 2005. Other expenses are expected to remain consistent going forward.

The Company incurred a net loss for first quarter 2004 of $42,547, and a net loss for first quarter 2005 of $15,652, as explained by the above activities. As a percentage of sales, the net operating loss for the first quarter of 2004 was 1%, while the first quarter of 2005 shows a net operating loss of less than 1%. The loss for first quarter 2005 is different from the disclosure in the amount of income in form 12b-25 due to an adjustment in the cost of goods sold.

The Company had an after tax loss of $15,652 for first quarter 2005 compared to an after tax loss of $42,547 for 1st quarter 2004. The effective tax rate decreased from 37% to 32%. For the quarter ended March 31, 2005, the Company recognized a tax benefit related to the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2005 compared to March 31, 2004.

At March 31, 2005, the Company had $1,186,402 of cash and its current ratio was nearly 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities in the amount of $607,717 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, increased $248,724. As a result of increased sales in March 2005, compared to December, 2004 caused the increase in accounts receivable. The Company reduced past due receivables by over $200,000 from December 31, 2004 to March 31, 2005 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. Because the second quarter has typically less revenue the company expects accounts receivable will be less at the end of second quarter.

Inventory decreased $124,095 due to lower volumes of raw materials and work in process.

Prepaid expenses and deposits decreased $192,084 due to first quarter receipts of goods for which deposits existed at year-end.

Accounts payable increased $181,088 due to timing of payments.

Accrued liabilities increased $99,207 due to increases in accrued commissions and accrued payroll. Accrued commission increased from year-end due to higher receivables in March compared to December.

Reserve for returns increased $13,596. The company reserves 2.75% of revenues, on an annualized basis, for returns and allowances of their product. See Note 4 of the financial statements.

Cash from investing activities:

Investment in property and equipment was $282,028. This is comprised of various automation projects designed to reduce production labor costs and the addition of new a new accounting software package. Additional equipment additions are planned for the second quarter.

Trends. Lip balm revenues were down to $2,969,566 in the first three months of 2005 as compared to $3,223,468 in the first three months of 2004. As stated above in results of operations, "This modest decrease in revenue was primarily a result of a small drop off in sales to the dollar store market. The Company does not see this as a trend and conversely is positioning itself to increase business and hopes to show growth in dollar store business through the course of 2005, but cannot be sure that this growth will occur."

Sales of sour drops and breath fresheners were $525,864 in the first three months of 2005 as compared to $429,450 in the first three months of 2004, or a 22% increase. The Company continues to maintain a solid base of customers. The Company remains uncertain about opportunities which would likely come from dollar stores or convenience stores.

The nutritional supplements, on a relatively smaller scale, showed a nominal decline in revenue. Revenues were $85,419 in the first three months of 2005 as compared to $127,257 in the first three months of 2004, or a 33% decrease.

The Company is planning to introduce eye drops under the name EYELIEVE and has filed for trademark registration under this name. The Company plans to sell these products items on a limited basis and expects to generate some revenue during the second quarter of 2005.

Impact of fuel increases. The Company has seen an increase in its cost of plastic components and an increase in fuel surcharges by freight companies. If these trends continue the Company could see further erosion on margins due to higher costs.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 2%) of revenues and could be negatively impacted by inflation.


The following table shows aggregated information about contractual obligations as of December 31, 2004:


                                                                       Payments Due by Period

                                    --------------------------------------------------------------------------------------------
                                    Total            Less Than 1 Year           1-3 Years        4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                       $ 18,937             $8,437              $ 10,500

Building Lease                       $670,000           $335,000              $335,000

Vehicle Lease                          $4,500            $4,500

--------------------------------------------------------------------------------------------------------------------------------
Total                                $693,437           $347,937              $345,500
================================================================================================================================

ITEM 3. CONTROLS AND PROCEDURES

Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's independent auditors. Certain matters involving internal control deficiencies considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The material weaknesses relate to adjustments made by the auditors to properly state certain inventory related balance sheet accounts that are a result of non-timely account reconciliations and lack of oversight over the accounting process, financial reporting and a lack of qualified accounting personnel.

The primary objective of the Company's Inventory Control Program is to continuously develop and implement systems by which the stated on-hand inventory levels are both controllable and predictable. This critical objective will be achieved through the utilization of quarterly physical inventories, regularly scheduled cycle counts, data processing auditing and Kanban system utilization. The Company believes the staff in place is capable of carrying out this objective through 2005 and beyond.

The lack of timely reconciling of balance sheet accounts can be significantly attributed to problems with data conversion to a new accounting program and staff getting acclimated to the new software, which is not unusual in a change of this magnitude. The Company did commit significant, but not adequate, human resources to address this. Meanwhile internal daily audit processes were not followed further impacting the timeliness of reconciling account balances. The Company expects to reinstate internal audit requirements and timely monthly account reconciliations in the second quarter of 2005 with full compliance in the third quarter of 2005.

The lack of oversight over the accounting process, financial reporting and lack of qualified accounting personnel is also being addressed through the internal audit process; utilization of improved software capabilities such as automated reports (Business Alerts) as to daily revenues, sales orders due to ship report, payroll report, cash flow, etc. that are being reviewed by management on a daily basis; and although accounting staff is qualified and trained to manage and process using generally accepted accounting practices (GAAP), training is required and planned during 2005 for more extensive learning of financial accounting standards that more focus on proper disclosure and recognition of financial reporting information.

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

                           PART II - OTHER INFORMATION

ITEM NO. 1. LEGAL PROCEEDINGS. The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described in the Company's 2004 Annual Report on Form 10-KSB/A.

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

ITEM NO. 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
  No.                Description
  ---                -----------
3.1(i)(1)    Articles of Incorporation
3.1(ii)(2)   Amended and Restated Bylaws
3.1(ii)(4)   Second Amended and Restated Bylaws
4(2)         Specimen Certificate for Common Stock
10.1(2)      1997 Stock Plan
10.2(2)      1997 Non-Employee Directors' Option Plan
10.3(3)      Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter
10.4(2)      Stock Option Grant under 1997 Non-Employee Directors' Option Plan
10.5(i)(5)   Business Lease between the Company's Subsidiary and Gary
             Schlatter (September 1, 2000)
10.5(iii)(8) Amended Business Lease between the Company's Subsidiary and 2780
             South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)  Lease between the Company's Subsidiary and 18501 East Plaza Drive,
             LLC dated September 4, 2003
10.9(7)      Agreement (effective May 1, 2000, amending the Employment Agreement listed above as Exhibit 10.3).
10.10(10)    Amended and Restated Employment Agreement between the Company's
             Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)    Stock Exchange Agreement between the Company, NVC Lighting
             Investment Holdings Limited and others dated February 23, 2005
11           No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.
14.1(12)     Code of Ethics
21(2)        List of Subsidiaries of the Company
31.1(13)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(13)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(13)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(13)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

(11) Incorporated herein by reference to the Company's Form 8-K filed February 24, 2005.

(12) Incorporated herein by reference to the Company's form 10-KSB/A filed for the fiscal year 2004.

(13) Filed herewith.


     (b) A report on Form 8-K was filed by the Company on February 24, 2005, concerning the Definitive Agreement described in Item no. 5, Other Information, above.

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



DATED MAY 23, 2005

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