Form 10QSB
period 2005-06-30
ORALABS HOLDING CORP
filed 2005-08-22
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2005

                                       or

    |_| Transition Report Pursuance to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.

                        For the transition period from to

                        COMMISSION FILE NUMBER: 000-23039


                              ORALABS HOLDING CORP.

        (Exact name of small business issuer as specified in its charter)



              Colorado                                     14-1623047
   -------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)



   18685 East Plaza Drive, Parker, Colorado                   80134
   ----------------------------------------                 ----------
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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2005 Issuer had 4,693,015 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information

  Item 1.      Financial Statements                                         Page
  ------       --------------------                                         ----

         Consolidated Balance Sheets as of June 30, 2005(Unaudited)
          And December 31, 2004..............................................  2

         Consolidated Statements of Operations Three Months and Six Months
          Ended June 30, 2005 and 2004 (Unaudited)...........................  3

         Consolidated Statement of Stockholders' Equity from
          December 31, 2004 Through June 30,2005 (Unaudited).................  4

         Consolidated Statements of Cash Flows, Six Months Ended
          June 30, 2005 and 2004 (Unaudited).................................  5

         Notes to Consolidated Financial Statements..........................  6


  Item 2.      Management's Discussion and Analysis of Financial Conditions
                And Results of Operations....................................  7


  Item 3.      Controls and Procedures....................................... 10


Part II.     Other Information .............................................. 11


Exhibit Index................................................................ 14

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          ---------------------------



                                                                      June 30,
                                                                        2005         December 31,
                                                                      Unaudited          2004
                                                                    -------------   -------------
                                     Assets
Current Assets
   Cash and cash equivalents                                          $1,071,137      $  866,432
   Accounts receivable, net of allowance for doubtful accounts of
    $204,799 (2005)and $345,177 (2004)                                   814,346       1,275,820
   Inventories                                                         3,187,344       2,878,755
   Deferred tax asset - current                                          285,117         285,117
   Income taxes receivable                                               194,081         329,648
   Prepaid expenses                                                      164,944         264,451
   Deposits and other assets                                              70,931         158,720
                                                                    -------------   -------------
       Total current assets                                            5,787,900       6,058,943
 Non-current assets
   Deferred tax asset, long-term                                          54,084          45,336
   Property and equipment, net                                         1,812,183       1,668,675
                                                                    -------------   -------------
       Total non-current assets                                        1,866,267       1,714,011

 Total Assets                                                         $7,654,167      $7,772,954
                                                                    =============   =============
                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                           $  817,049      $  850,157
   Accrued liabilities                                                   133,664         131,812
   Reserve for returns                                                   251,895         362,342
   Income tax payable                                                          0               0
   Current portion of long-term debt                                       8,437          12,581
                                                                    -------------   -------------
       Total current liabilities                                       1,211,045       1,356,892
                                                                    -------------   -------------
Non-current Liabilities
   Long-term debt, less current portion                                    8,925          12,075
                                                                    -------------   -------------
       Total non-current liabilities                                       8,925          12,075
                                                                    -------------   -------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
 issued and outstanding                                                        0               0
Common stock, $.001 par value; 25,000,000 shares authorized,
 4,693,015 issued (2005 and 2004), 4,693,015 (2005) and
 4,580,615 (2004) outstanding.                                             4,693           4,669
Additional paid-in capital                                             1,511,820       1,463,044
Retained earnings                                                      4,917,684       4,936,274
                                                                    -------------   -------------
Total stockholders' equity                                             6,434,197       6,403,987
                                                                    -------------   -------------

Total liabilities and stockholders' equity                            $7,654,167      $7,772,954
                                                                    =============   =============

                See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
        Three Months and Six Months Ended June 30, 2005 and June 30, 2004
                                    Unaudited

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Six Months Ended
                                                      06/30/05          06/30/04          06/30/05          06/30/04
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                      $2,543,188        $3,010,480        $6,124,024        $6,790,656
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        2,543,188         3,010,480         6,124,024         6,790,656
                                                     ----------        ----------        ----------        ----------
  Cost of Sales                                       1,597,957         2,180,662         3,978,471         4,794,109
                                                     ----------        ----------        ----------        ----------
Gross profit                                            945,231           829,818         2,145,553         1,996,547
                                                     ----------        ----------        ----------        ----------
Operating Expenses:
  Engineering                                            34,838            81,495           127,709           182,976
  Selling and marketing costs                           244,949           297,801           656,411           700,935
  General and administrative                            693,107           762,265         1,403,122         1,477,018
  Other                                                   5,554            10,446            25,907            27,937
                                                     ----------        ----------        ----------        ----------
Total operating expenses                                978,448         1,152,007         2,213,149         2,388,866
                                                     ----------        ----------        ----------        ----------
Net operating (loss) income                             (33,217)         (322,189)          (67,596)         (392,319)
Other income (expense)
  Interest and other income                              28,908             2,586            40,258             5,028
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                             28,908             2,586            40,258             5,028
                                                     ----------        ----------        ----------        ----------
Net (loss) income before provision for income taxes      (4,309)         (319,603)          (27,338)         (387,291)

Income tax benefit (expense)                              1,383           119,038             8,748           144,179
                                                     ----------        ----------        ----------        ----------
Net (loss) income                                    $   (2,926)       $ (200,565)       $  (18,590)       $ (243,112)
                                                     ==========        ==========        ==========        ==========
Basic and diluted (loss) income per common share     $     (.00)       $     (.04)       $     (.00)       $     (.05)
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   4,669,688         4,580,615         4,669,154         4,580,615
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                     For the Six Months Ended June 30, 2005
                                    Unaudited

-----------------------------------------------------------------------------------------------------------------------

                                   Preferred     Stock      Common     Stock    Addl. Paid-In   Retained      Total
                                    Shares       Amount     Shares     Amount      Capital      Earnings
-----------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2004                                  4,668,615    $4,669     $1,463,044   $4,936,274   $6,403,987

Stock options exercised                                      24,400        24         48,776                    48,800

Net loss                                                                                          (18,590)     (18,590)


                               ----------------------------------------------------------------------------------------
Balance at June 30, 2005                                  4,693,015    $4,693     $1,511,820   $4,917,684   $6,434,197
=======================================================================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES


                           Consolidated Statements of
                          Cash Flow For the Six Months
                          Ended June 30, 2005 and 2004
                                    Unaudited

---------------------------------------------------------------------------------------------------------------
                                                                                       2005            2004
                                                                                       ----            ----
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net loss                                                                           $   (18,591)    $  (243,112)
                                                                                   -----------     -----------
Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation                                                                         275,958         163,730
  Allowance for doubtful accounts                                                     (140,379)         81,068
  Deferred tax asset                                                                    (8,748)       (144,179)


Changes in assets and liabilities:
  Accounts receivable - trade                                                          601,853         157,249
  Inventories                                                                         (308,589)       (222,535)
  Prepaid expenses and deposits                                                        187,296         (37,987)
  Accounts payable - trade                                                             (33,108)       (328,738)
  Accrued Liabilities                                                                    1,852          39,557
  Reserve for returns                                                                 (110,446)        (38,234)
  Income taxes receivable (payable)                                                    135,567

                                                                                   -----------     -----------
                                                                                       601,256        (330,069)
                                                                                   -----------     -----------
Net cash provided by (used in) operating activities                                    582,665        (573,181)
                                                                                   -----------     -----------
Cash from investing activities

  Investment in property and equipment                                                (419,466)       (471,764)
                                                                                   -----------     -----------
    Net cash used in investing activities                                             (419,466)       (471,764)
                                                                                   -----------     -----------
Cash from financing activities
  Payment on long-term debt                                                             (7,294)        (11,436)
  Stock options exercised                                                               48,800
                                                                                   -----------     -----------
  Net cash provided by (used in) financing activities                                   41,506         (11,436)
                                                                                   -----------     -----------

Net increase (decrease) in cash and cash equivalents                                   204,705      (1,056,381)
Cash and cash equivalents, beginning of the period                                     866,432       2,561,108
                                                                                   -----------     -----------
Cash and cash equivalents, end of the period                                       $ 1,071,137     $ 1,504,727
                                                                                   ===========     ===========



Cash paid for income taxes was $ 0.00 (2005) and $ 0.00 (2004)



---------------------------------------------------------------------------------------------------------------

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

NOTE 2 - Property and Equipment Property and Equipment Consisted of the following:

Property and Equipment:
-----------------------
============================================================================
                                  June 30, 2005
----------------------------------------------------------------------------

Machinery and equipment                                        $3,478,642
Construction in progress                                          103,846
Leasehold improvements                                            142,832
                                                              ------------
                                                                3,723,320
Less accumulated depreciation                                  (1,913,137)
                                                              ------------
                                                               $1,812,183
                                                              ============


NOTE 3 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires September 2005. As of June 30, 2005, the Company had no outstanding balance on this line-of-credit.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The company previously had reserved 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. Beginning with the quarter ended June 30, 2005, after an analysis of favorable historical trends, the Company has determined the reserve needs to be lowered to 1.82%. The amount recorded as a liability on the balance sheet at June 30, 2005 is $251,895.

NOTE 5 - STOCK OPTIONS

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees"; and will make pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 which requires the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.

                                                            June 30,
                                                      2005            2004
                                                  ------------    ------------

Net (loss) available to common shareholders-
 as reported                                      $   (18,590)    $  (243,112)
Total stock-based employee compensation expense
 determined under fair market value method for
 an award                                             (98,931)         (7,581)
                                                  ------------    ------------
Net loss available to common shareholders-
 pro forma                                        $  (117,521)    $  (250,693)
Basic and diluted loss per common share-
 as reported                                      $      0.00     $     (0.05)
Basic and diluted loss per common share-
 pro forma                                        $     (0.03)    $     (0.05)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted at fair market value on the date of the grant. No options have been re-priced or had their maturities extended during 2005. In terms of the provisions of our 1997 Stock Plan, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

The following are the weighted-average assumptions used at June 30, 2005 and 2004 for all Black-Scholes calculations in the financial statements:

                                                           June 30,
                                                      2005          2004
                                                    --------      --------
Approximate risk free rate                            3.74%            4%
Average expected life                               5 years       5 years
Dividend yield                                           0%            0%
Volatility                                              81%           73%


                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2005. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate work force, changes in market conditions, and whether the Company closes the transaction with NVC Lighting Investment Holdings Limited, ("NVC") described in Part II, Item 5 below.

Results of Operations. For the three month period ending June 30, 2005 as compared with the three month period ending June 30, 2004.

Product sales decreased $467,292 or 16%. This decrease in revenue was primarily a result of a drop off in sales due to increased competition and slower sales at the retail level. The Company believes that the second half of the year will bring a higher level of sales due to the seasonality of our primary product line. The Company believes that it is now in a position to fill a higher level of orders, should they occur. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $115,413. As a percentage of sales, gross profit increased 10%. A greater concentration of sales were to higher margin customers, thereby reducing the cost of materials as a percentage of sales. The increase in gross profit is also, but to a lesser extent, due to decreased costs of labor and overhead and costs of materials. The Company's capital investment in automation made a positive impact on labor costs during second quarter of 2005. The Company experienced increased cost of overhead associated with the move into its new facility in the second quarter of 2004 which significantly explains the relatively smaller amount of overhead costs in second quarter 2005. The Company anticipates continued improvements in costs of operations and is hopeful that gross profit will continue to make small incremental improvement.

Engineering costs decreased by $46,657 due to an increased amount of engineering salaries being capitalized in 2005 towards production automation projects.

Selling and marketing decreased by $52,852 due to a decrease in bad debt expense. Bad debt write-offs in June 2004 as well as an adjustment to the accrual in June 2005 resulted in the decrease. These costs should remain stable going forward.

Administrative expenses decreased $69,158 due to a decrease in legal expenses, moving expense and outside labor. The Company expects these costs to remain consistent, except for any increase in professional fees and expenses related to the contemplated transactions with NVC, which the Company estimates to be $210,000.

Other expense consisting of stock transfer fees decreased $4,892, remaining consistent from 2004 to 2005. Other expenses are expected to remain consistent going forward.

The Company incurred a net loss for second quarter 2004 of $200,565, and a net loss for second quarter 2005 of $2,926, as explained by the above activities. As a percentage of sales, the net operating loss for the second quarter of 2004 was 7%, while the second quarter of 2005 shows a net operating loss of less than 1%. The Company hopes, but cannot guarantee, to reverse this trend with increased sales in the second half of 2005.

The Company had an after tax loss of $2,926 for second quarter 2005 compared to an after tax loss of $200,565 for second quarter 2004. The effective tax rate decreased from 37% to 32%. For the quarter ended June 30, 2005, the Company recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected.

Results of Operations. For the six month period ending June 30, 2005 as compared with the six month period ending June 30, 2004.

Product sales decreased $666,632 or 10%. This decrease in revenue was primarily a result of a drop off in sales due to increased competition and slower sales at the retail level. The Company believes that the second half of the year will bring a higher level of sales due to the seasonality of our primary product line. The Company believes that it is now in a position to fill a higher level of orders, should they occur. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $149,006. As a percentage of sales, gross profit increased 6%. A greater concentration of sales were to higher margin customers, thereby reducing the cost of materials as a percentage of sales. The increase in gross profit is also, but to a lesser extent, due to decreased costs of labor and overhead and materials. The Company's capital investment in automation made a positive impact on labor costs during 2005. The Company experienced increased costs of overhead associated with the move into its new facility during 2004 which significantly explains the relatively smaller amount of overhead costs in 2005. The Company anticipates continued improvements in cost of operations and is hopeful that gross profit will continue to make small incremental improvement.

Engineering expenses decreased $55,266 due to an increased amount of engineering salaries being capitalized in 2005 towards production automation projects.

Selling and marketing expenses decreased $44,524 due to a decrease in bad debt expense. Bad debt write-offs in June 2004 resulted in the decrease. These costs should remain stable going forward.

Administrative expenses decreased $73,896 due to a decrease in legal expenses, moving expense and outside labor. These expenses were for extraordinary items occurring in 2004. The Company expects these costs to remain consistent, except for any increase in professional fees and expenses due to the contemplated transactions with NVC, which the Company estimates to be $210,000.

Other expense consisting of stock related fees decreased $2,030, remaining consistent from 2004 to 2005. Other expenses are expected to remain consistent going forward.

The Company had an after tax loss of $18,591 in the first six months of 2005 compared to an after tax loss of $243,112 for the same period in 2004. The effective tax rate for the first six months of 2004 was 37%, while the rate for the first six months of 2005 was 32% consistent with management's expectations. For the six months ended June 30, 2005, the Company recognized a tax benefit related to the completion of the Company's previous year's tax return and recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected.

Liquidity and Capital Resources. Balance Sheet as of June 30, 2005 compared to December 31, 2004.

At June 30, 2005, the Company had $1,071,137 of cash and its current ratio was 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities in the amount of $582,665 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, decreased $461,474. Decreased sales in second quarter 2005, compared to December, 2004 as well as improved collections caused the decrease in accounts receivable. The Company reduced past due receivables by over $400,000 from December 31, 2004 to June 30, 2005 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. The Company anticipates the third quarter to have similar revenue to the second quarter and therefore expects accounts receivable will be consistent at the end of third quarter

Inventory increased $308,589. This increase is due to a higher volume of finished product inventory made to contribute to third and fourth quarter projected sales.

Prepaid expenses and deposits decreased $187,296 due to first and second quarter receipt of goods for which deposits existed at year-end.

Accounts payable decreased $33,108 due to timing of payments.

Accrued liabilities increased $1,852, remaining consistent with December 2004.

Reserve for returns decreased $110,446. Based on favorable historical trends, the Company has lowered the amount it is accruing from 2.75% of revenues to 1.81%, on an annualized basis, for returns and allowances of their product. See
Note 4 of the financial statements.

Cash from investing activities:

Investment in property and equipment was $419,466. This is comprised of various automation projects designed to reduce production labor costs and the addition of a new accounting software package. Additional equipment additions are planned for the third quarter.

Trends. Lip balm revenues, as the Company's major product line, in the first 6 months of 2005 were $4,829,343 as compared to $5,464,543 for the same period in 2004, or a 12% decrease. As stated above in results of operations, this decrease in revenue was primarily a result of a drop off in sales due to increased competition and slower sales at the retail level. The Company believes that the second half of the year will bring a higher level of sales due to the seasonality of our primary product line. The Company believes that it is now in a position to fill a higher level of orders, should they occur. The Company cannot be sure that any increased level of sales will occur. The Company's promotional products business is trending upwards and is estimated to contribute significantly to additional sales in the second half of 2005.

Sales of sour drops and breath fresheners were down by 13%. The Company continues to maintain a solid base of customers. However, the Company is uncertain about whether there will be opportunities to increase sales of this product line.

The nutritional supplements, on a relatively smaller scale, showed a nominal decline in revenue. Revenues were down $86,247 in the first six months of 2005 compared to 2004, or a 33% decrease. The Company has discontinued the product line Cheat & Lean(TM). Therefore, revenues from this product line are expected to further decline.

The Company introduced eye drops under the name EYELIEVE and filed for trademark registration under this name. Sales of EYELIEVE in the second quarter were not material, but the Company anticipates a material impact on its future business, as its test markets have indicated that the Company should continue to promote this business.

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

The following table shows aggregated information about contractual obligations as of June 30, 2005:


                                                               Payments Due by Period

                                  -------------------------------------------------------------------------------
                           Total        Less Than 1 Year        1-3 Years        4-5 Years        After 5 Years
-----------------------------------------------------------------------------------------------------------------
Long-Term Debt           $17,362             $8,437               $8,925

Building Lease          $560,000           $225,000             $335,000

Vehicle Lease             $3,000             $3,000

-----------------------------------------------------------------------------------------------------------------
Total                   $580,362           $236,437             $343,925

=================================================================================================================

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

The lack of timely reconciling of balance sheet accounts can be significantly attributed to inadequate human resources. The Company did commit significant, but not adequate, human resources to address this. Meanwhile internal daily audit processes were not followed further impacting the timeliness of reconciling account balances. The Company has reinstated internal audit requirements and timely monthly account reconciliations in the second quarter of 2005 with full compliance expected in the third quarter of 2005.

The lack of oversight over the accounting process, financial reporting and lack of qualified accounting personnel is also being addressed through the internal audit process; utilization of improved software capabilities such as automated reports (Business Alerts) as to daily revenues, sales orders due to ship report, payroll report, cash flow, etc. that are being reviewed by management on a daily basis; and although accounting staff is qualified and trained to manage and process using generally accepted accounting practices (GAAP), training is required and planned during 2005 for more extensive learning of financial accounting standards (FASB) that focus more on proper disclosure and recognition of financial reporting information.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information.

As previously announced by the Company in its Form 8-K filed on February 23, 2005, OraLabs entered into a Definitive Agreement with NVC Lighting Investment Holdings Limited under which OraLabs will acquire NVC and convey its ownership of OraLabs, Inc. to OraLabs' President, Gary H. Schlatter. Control of the Company would change from Mr. Schlatter to the owners of NVC and their designess. Closing under the Definitive Agreement is conditioned upon many requirements and there can be no assurance that the closing will occur. The Company filed with the Securities and Exchange Commission on August 12, 2005, a Preliminary Proxy Statement that includes detailed information about the Definitive Agreement and the proposed transactions. The contents of the Preliminary Proxy Statement may be materially revised prior to becoming the Definitive Proxy Statement. NVC's Consolidated Financial Statements as of December 31, 2004 including the report of its Independent Registered Public Accounting Firm, NVC's Consolidated Financial Statements as of March 31, 2005, and NVC's Consolidated Financial Statements as of June 30, 2005 are attached hereto as Exhibits 99.1, 99.2 and 99.3.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
  No.                Description
  ---                -----------
3.1(i)(1)    Articles of Incorporation
3.1(ii)(2)   Amended and Restated Bylaws
3.1(ii)(4)   Second Amended and Restated Bylaws
4(2)         Specimen Certificate for Common Stock
10.1(2)      1997 Stock Plan
10.2(2)      1997 Non-Employee Directors' Option Plan
10.3(3)      Amended and Restated Employment Agreement Between the
             Company's Subsidiary and Gary Schlatter
10.4(2)      Stock Option Grant under 1997 Non-Employee Directors' Option Plan
10.5(i)(5)   Business Lease between the Company's Subsidiary and Gary
             Schlatter (September 1, 2000)
10.5(iii)(8) Amended Business Lease between the Company's Subsidiary and 2780
             South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)  Lease between the Company's Subsidiary and 18501 East Plaza Drive,
             LLC dated September 4, 2003
10.9(7)      Agreement (effective May 1, 2000, amending the Employment Agreement listed above as Exhibit 10.3).
10.10(10)    Amended and Restated Employment Agreement between the Company's
             Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)    Stock Exchange Agreement between the Company, NVC Lighting
             Investment Holdings Limited and others dated February 23, 2005
11           No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.
21(2)        List of Subsidiaries of the Company
31.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
             Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.1(12)     NVC's Consolidated Financial Statements as of December 31, 2004,
             including the report of its Independent Registered Public
             Accounting Firm.
99.2(12)     NVC's Consolidated Financial Statements as of March 31, 2005
99.3(12)     NVC's Consolidated Financial Statements as of June 30, 2005

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

11 Incorporated herein by reference to the Company's Form 8-K filed February 24, 2005.

12 Filed herewith.


(b) A report on Form 8-K was filed by the Company on June 24, 2005, concerning the Definitive Agreement described in Item no. 5, Other Information, above.

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



Dated: August 22, 2005

                                  Exhibit Index

Exhibit
No.                Description
---------          ------------


31.1 Certification of President Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2               Certification of Chief Financial Officer Pursuant To
                   18 U.S.C. Section 1350, As Adopted Pursuant To Section
                   302 Of The Sarbanes-Oxley Act Of 2002
32.1 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2               Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 NVC's Consolidated Financial Statements as of December 31, 2004, including the report of its Independent Registered Public Accounting Firm
99.2               NVC's Consolidated Financial Statements as of March 31, 2005
99.3               NVC's Consolidated Financial Statements as of June 30, 2005