Form 10QSB
period 2005-09-30
ORALABS HOLDING CORP
filed 2005-11-22
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

               For the quarterly period ended: September 30, 2005

                                       or

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2005 Issuer had 4,693,015 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


Part I.      Financial Information
  Item 1.      Financial Statement                                        Page
  ------       ---------------------                                      ----
         Consolidated Balance Sheets as of September 30, 2005(Unaudited)
           And December 31, 2004............................................2

         Consolidated Statements of Operations Three Months and Nine Months
           Ended September 30, 2005 and 2004 (Unaudited)....................3


         Consolidated Statement of Stockholders' Equity from
           December 31, 2004 Through September 30,2005 (Unaudited)..........4


         Consolidated Statements of Cash Flows, Nine Months Ended
           September 30, 2005 and 2004 (Unaudited)..........................5


         Notes to Consolidated Financial Statements.........................6


  Item 2. Management's Discussion and Analysis of Financial Conditions
            And Results of Operations.......................................7


  Item 3. Controls and Procedures..........................................10


Part II. Other Information ................................................11


Exhibit Index..............................................................14

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                          Consolidated Balance Sheets
                          ---------------------------




                                                                     September 30,
                                                                        2005
                                                                      Unaudited    December 31, 2004
                                                                    -------------  ------------------
                                     Assets
Current Assets
   Cash and cash equivalents                                           $731,172       $  866,432
   Accounts receivable, net of allowance for doubtful accounts of
      $211,740 (2005)and $345,177 (2004)                              1,348,210        1,275,820
   Inventories                                                        3,184,018        2,878,755
   Deferred tax asset - current                                         239,488          285,117
   Income taxes receivable                                                               329,648
   Prepaid expenses                                                     150,607          264,451
   Deposits and other assets                                             27,955          158,720
                                                                     ----------       ----------
        Total current assets                                          5,681,450        6,058,943
 Non-current assets
   Deferred tax asset, long-term                                        122,795           45,336
   Property and equipment, net                                        1,818,195        1,668,675
                                                                     ----------       ----------
        Total non-current assets                                      1,940,990        1,714,011
                                                                     ----------       ----------
 Total Assets                                                        $7,622,440       $7,772,954
                                                                     ==========       ==========
                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable - trade                                          $806,680       $  850,157
     Accrued liabilities                                                261,893          131,812
     Reserve for returns                                                249,902          362,342
     Income tax payable                                                       0                0
     Current portion of long-term debt                                    8,437           12,581
                                                                     ----------       ----------
         Total current liabilities                                    1,326,912        1,356,892
                                                                     ----------       ----------
Non-current Liabilities
     Long-term debt, less current portion                                 7,350           12,075
                                                                     ----------       ----------
        Total non-current liabilities                                     7,350           12,075
                                                                     ----------       ----------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
  issued and outstanding                                                      0                0
Common stock, $.001 par value; 25,000,000 shares authorized,
  4,693,015 issued and outstanding (2005),
  4,668,615 issued and outstanding (2004).                                4,693            4,669
Additional paid -in capital                                           1,511,820        1,463,044
Retained earnings                                                     4,771,665        4,936,274
                                                                     ----------       ----------
Total stockholders' equity                                            6,288,178        6,403,987
                                                                     ----------       ----------

Total liabilities and stockholders' equity                           $7,622,440       $7,772,954
                                                                     ==========       ==========
                See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations

            Three Months and Nine Months ended September 30, 2005 and
                               September 30, 2004
                                   Unaudited

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                    Nine Months Ended
                                                      09/30/05          09/30/04          09/30/05          09/30/04
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales                                      $2,944,492        $2,831,826        $9,068,516        $9,622,482
                                                     ----------        ----------        ----------        ----------
Total Revenues                                        2,944,492         2,831,826         9,068,516         9,622,482
                                                     ----------        ----------        ----------        ----------
   Cost of Sales                                      1,920,431         2,173,430         5,898,903         6,943,391
                                                     ----------        ----------        ----------        ----------
Gross profit                                          1,024,061           658,396         3,169,613         2,679,091
                                                     ----------        ----------        ----------        ----------
Operating Expenses:
  Engineering                                            40,312            54,749           168,021           237,726
  Selling and marketing costs                           406,184           274,088         1,062,595           975,022
  General and administrative                            792,638           903,830         2,195,761         2,380,849
  Other                                                  12,768             2,901            38,675            30,838
                                                     ----------        ----------        ----------        ----------
Total operating expenses                              1,251,902         1,235,568         3,465,052         3,624,435
                                                     ----------        ----------        ----------        ----------
Net operating (loss) income                            (227,841)         (577,172)         (295,439)         (945,344)
Other income (expense)                                                                                        (24,148)
   Interest and other income                             13,113             2,913            53,371             7,942
                                                     ----------        ----------        ----------        ----------
Total other income (expense)                             13,113             2,913            53,371           (16,206)
                                                     ----------        ----------        ----------        ----------
Net (loss) income before provision for income taxes    (214,728)         (574,259)         (242,068)         (961,550)

Income tax benefit (expense)                             68,710           214,054            77,459           358,233
                                                     ----------        ----------        ----------        ----------
Net (loss) income                                    $ (146,018)        $(360,205)        $(164,609)        $(603,317)
                                                     ==========        ==========        ==========        ==========
Basic and diluted (loss) income per common share     $     (.03)        $    (.08)        $    (.04)        $    (.13)
                                                     ==========        ==========        ==========        ==========
Weighted average shares outstanding                   4,693,015         4,580,615         4,677,195         4,580,615
                                                     ==========        ==========        ==========        ==========

---------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                  For the Nine Months Ended September 30, 2005
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------------------

                                   Preferred       Stock        Common        Stock      Addl. Paid-In    Retained       Total
                                    Shares         Amount       Shares        Amount       Capital        Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2004                                       4,668,615      $4,669        $1,463,044   $4,936,274  $6,403,987

Stock options exercised                                           24,400          24            48,776                   48,800

Net loss                                                                                                   (164,609)   (164,609)

                                 ------------------------------------------------------------------------------------------------
Balance at September 30, 2005                                  4,693,015       $4,693       $1,511,820   $4,771,665  $6,288,178
=================================================================================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES


                           Consolidated Statements of
                          Cash Flow For the Nine months
                        Ended September 30, 2005 and 2004
                                    Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                            2005            2004
                                                                                            ----            ----
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net loss                                                                                 $ (164,609)       $(603,317)
                                                                                         ----------       ----------
Adjustments to reconcile net loss to net cash provided by operating activities
 Depreciation                                                                               420,049          263,771
 Allowance for doubtful accounts                                                           (133,438)         (73,438)
 Deferred tax asset                                                                         (31,830)        (358,232)


 Changes in assets and liabilities:
 Accounts receivable - trade                                                                 61,048          439,440
 Inventories                                                                               (305,263)        (366,172)
 Prepaid expenses, deposits and other assets                                                244,608          (86,961)
 Accounts payable - trade                                                                   (43,477)        (136,182)
 Accrued Liabilities                                                                        130,081          125,517
 Reserve for returns                                                                       (112,439)         (38,129)
 Income taxes receivable (payable)                                                          329,648

                                                                                         ----------       ----------
                                                                                            558,987         (230,386)
                                                                                         ----------       ----------
Net cash provided by (used in) operating activities                                         394,378         (833,703)
                                                                                         ----------       -----------
Cash from investing activities

  Investment in property and equipment                                                     (569,569)      (1,009,916)
                                                                                         ----------       ----------
    Net cash used in investing activities                                                  (569,569)      (1,009,916)
                                                                                         ----------       ----------
Cash from financing activities
  Payment on long term debt                                                                  (8,869)         (17,155)
  Stock options exercised                                                                    48,800
                                                                                           ---------       ---------
  Net cash provided by (used in) financing activities                                        39,931          (17,155)
                                                                                          ---------       ----------

Net increase (decrease) in cash and cash equivalents                                       (135,260)      (1,860,774)
Cash and cash equivalents, beginning of the period                                          866,432        2,561,108
                                                                                         ----------       ----------
Cash and cash equivalents, end of the period                                              $ 731,172        $ 700,334
                                                                                         ==========       ==========



Cash paid for income taxes was $ 0.00 (2005) and $ 0.00 (2004)



--------------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements



                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment Property and Equipment Consisted of the following:



Property and Equipment:
------------------------
============================================================================
                                  September 30, 2005
----------------------------------------------------------------------------

Machinery and equipment                                        $3,600,556
Construction in progress                                          128,656
Leasehold improvements                                            146,211
                                                               ----------
                                                                3,875,423
Less accumulated depreciation                                  (2,057,228)
                                                               ----------
                                                               $1,818,195
                                                               ==========



NOTE 3 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires September 2006. As of September 30, 2005, the Company had no outstanding balance on this line-of-credit.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The Company previously had reserved 2.75% of revenues for returns and allowances of their product. The reserve is recorded as a reduction of revenues and as a liability on the balance sheet. Beginning with the quarter ended June 30, 2005, after an analysis of favorable historical trends, the Company reduced the reserve percentage to 1.82%. The amount recorded as a liability on the balance sheet at September 30, 2005 is $249,902.


NOTE 5- STOCK OPTIONS

The Company has determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees"; and makes pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 which requires the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.

                                                             3 months ended                            9 months ended
                                                              September 30,                             September 30,
                                                 ------------------------------------      ------------------------------------
                                                       2005                2004                 2005                  2004
                                                 -----------------   ----------------      -----------------   ----------------
Net (loss) available to common
 shareholders - as reported                       $    (146,018)       $  (360,205)         $    (164,609)       $  (603,317)
Total stock-based employee compensation
 expense determined under fair market
 value method for an award                                   --                 --                (98,931)            (7,581)
                                                      ----------          --------              ----------          --------
Net loss available to common
 shareholders - pro forma                         $    (146,018)       $  (360,205)         $    (263,540)       $  (610,898)
Basic and diluted loss per common
 share - as reported                              $        (.03)       $      (.08)         $        (.04)       $      (.13)
Basic and diluted loss per common
 share - pro forma                                $        (.03)       $      (.08)         $        (.06)       $      (.13)

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

The following are the weighted-average assumptions used at September 30, 2005 and 2004 for all Black-Scholes calculations in the financial statements:

                                                                                                 September 30,
                                                                                       2005                       2004
                                                                                    -----------               -----------
Approximate risk free rate                                                               3.74%                      4%
Average expected life                                                                  5 years                 5 years
Dividend yield                                                                              0%                      0%
Volatility                                                                                 78%                     73%

NOTE 6 - CUSTOMER CONCENTRATIONS

The Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's sales for the periods ended September 30.

                           3 months ended            9 months ended
                          -----------------         -----------------
Customer                  9/30/05   9/30/04         9/30/05  9/30/04
--------                  -------   -------         -------  -------
A                           16%       33%             15%       16%
B                           10%        0%              3%        0%
C                            6%        3%             12%       12%



NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company was a party to a legal proceeding that was brought in the Circuit Court of the First Judicial District of Heinz County, Mississippi that was served on the Company on February 26, 2004 as described in the Company's 2004 Annual Report on Form 10-KSB/A. This litigation matter has been setteled and dismissed.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2005. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate work force, and changes in market conditions.

Results of Operations. For the three month period ending September 30, 2005 as compared with the three month period ending September 30, 2004.

Product sales increased $112,666 or 4%. This increase in revenue was primarily a result of expanded distribution. Promotional sales to mass retail were higher in the third quarter of 2004 than in the same period in 2005. Conversely, the Company anticipates the reverse effect in the fourth quarter, as it is expected that promotional sales will be higher in 2005 than 2004 The Company believes that the last quarter of the year will bring a higher level of sales than the fourth quarter of 2004. The Company believes that it can supply any orders that it would reasonably expect to receive during the fourth quarter. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $365,665. As a percentage of sales, gross profit increased 12%. A greater concentration of sales were to higher margin customers resulting in increased gross profit margin. The Company's capital investment in automation continues, as it did in the second quarter, to make a positive impact on labor costs. The Company anticipates continued improvements in costs of operations, which will be a positive factor in managing gross profit. However, lower selling prices and higher product packaging costs during the fourth quarter of 2005 will likely keep margins in the same range as second and third quarters of 2005.

Engineering costs decreased by $14,437 due to a decrease in variable labor costs to maintain and repair manufacturing equipment. This was partially offset by a decrease in the amount of engineering salaries being capitalized in 2005 towards production automation projects.

Selling and marketing increased by $132,096 due to an increase in the accrual of sales commissions. These accrual costs may decrease in the fourth quarter of 2005 should the Company move forward with a plan to restructure in-house sales compensation.

Administrative expenses decreased $111,192. In the third quarter of 2004, the Company had expenses of approximately $180,000 related to patent protection litigation, while in the third quarter of 2005 there were costs of approximately $80,000 associated with the proposed stock exchange with NVC Lighting Investment Holdings Limited ("NVC"). NVC terminated the agreement on November 9, 2005 and there will be some residual legal costs in the fourth quarter of 2005, but those costs should not cause a significant increase above normal legal costs in the fourth quarter of 2005.

Other expense increased $9,867, primarily caused by filing fees associated with the NVC agreement. The amount of other expenses is expected to remain consistent going forward.

The Company incurred a net loss from operations for third quarter 2004 of $577,172, and a net loss from operations for third quarter 2005 of $227,841, as explained by the above activities. As a percentage of sales, the net loss from operations for the third quarter of 2004 was 20%, while the third quarter of 2005 shows a loss from operations as a percentage of sales of 8%. The Company hopes, but cannot guarantee, to be profitable in the fourth quarter of 2005.

The Company had a net loss of $146,018 for third quarter 2005 compared to a net loss of $360,205 for third quarter 2004. The effective tax rate decreased from 37% to 32%. For the quarter ended September 30, 2005, the Company recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected.

Results of Operations. For the nine month period ending September 30, 2005 as compared with the nine month period ending September 30, 2004.

Product sales decreased $553,966 or 6%. This decrease in revenue was primarily a result of increased competition and slower sales at the retail level during the first six months of 2005, which was partially offset by an increase in sales during the third quarter. Promotional sales to mass retail were higher in the third quarter of 2004 than in the same period in 2005. Conversely, the Company anticipates the reverse effect in the fourth quarter, as it is expected that promotional sales will be higher in 2005 than 2004. The Company believes that the last quarter of the year will bring a higher level of sales than the fourth quarter of 2004. The Company believes that it can supply any orders that it would reasonably expect to receive during the fourth quarter. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $490,522. As a percentage of sales, gross profit increased by 7%. A greater concentration of sales were to higher margin customers. The Company's capital investment in automation continues, as it did in the second quarter, to make a positive impact on labor costs. The Company anticipates continued improvements in costs of operations, which will be a positive factor in managing gross profit. However, lower selling prices and higher product packaging costs during the fourth quarter of 2005 will likely keep margins in the same range as second and third quarters of 2005.

Engineering expenses decreased $69,705 due to a decrease in variable labor costs to maintain and repair manufacturing equipment. This was partially offset by a decrease in the amount of engineering salaries being capitalized in 2005 towards production automation projects.

Selling and marketing expenses increased $87,573 due to an increase in the accrual for sales commissions. These accrual costs may decrease in the fourth quarter of 2005 should the Company move forward with a plan to restructure in-house sales compensation.

Administrative expenses decreased $185,088. During 2004 the Company had expenses of approximately $250,000 related to patent protection litigation, while in third quarter of 2005 there were costs of approximately $80,000 associated with the proposed stock exchange with NVC. NVC terminated the agreement on November 9, 2005 and there will be some residual legal costs in fourth quarter of 2005, but those costs should not cause a significant increase above normal legal cost in the fourth quarter of 2005.

Other expense increased $7,837, primarily caused by filing related fees associated with the NVC agreement. The amount of other expenses is expected to remain consistent going forward.

The Company incurred a net loss from operations for the first nine months of 2004 of $945,344, and a net loss from operations for the first nine months of 2005 of $295,439, as explained by the above activities. As a percentage of sales, the net loss from operations for the first nine months of 2004 was 10%, while the first nine months of 2005 shows a net loss from operations as a percentage of sales of 3%. The Company hopes, but cannot guarantee, to be profitable in the fourth quarter of 2005.

The Company had a net loss of $164,609 in the first nine months of 2005 compared to a net loss of $603,317 for the same period in 2004. The effective tax rate for the first nine months of 2004 was 37%, while the rate for the first nine months of 2005 was 32%, consistent with management's expectations. For the nine months ended September 30, 2005, the Company recognized a tax benefit related to the completion of the Company's previous year's tax return and recognized the impact of previous tax credits related to enterprise zone credits and foreign territorial income exclusions not previously reflected.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2005 compared to December 31, 2004.

At September 30, 2005, the Company had $731,172 of cash and its current ratio was 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities during the nine months ended September 30, 2005 in the amount of $394,378 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, increased $72,390. While A/R decreased by $61,048, the allowance for doubtful accounts decreased by $133,438. The Company reduced past due receivables by over $100,000 from December 31, 2004 to September 30, 2005 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. The Company anticipates the fourth quarter to have higher revenue than the third quarter and therefore expects accounts receivable may increase at the end of fourth quarter.

Inventory increased $305,263. This increase is due to a higher volume of finished product inventory made to contribute to fourth quarter projected sales.

Prepaid expenses and deposits decreased $244,608 due to first and second quarter receipt of goods for which deposits existed at year-end.

Accounts payable decreased $43,477 due to timing of payments.

Accrued liabilities increased $130,081 due to timing of accrued payroll.

Reserve for returns decreased $112,439. Beginning with the second quarter of 2005 and based on favorable historical trends, the Company lowered the amount it is accruing from 2.75% of revenues to 1.82%, on an annualized basis, for returns and allowances of their product. See Note 4 of the financial statements.

Cash from investing activities:

Investment in property and equipment increased $569,569. This is comprised of various automation projects designed to reduce production labor costs and increase capacity, and the addition of a new accounting software package. Equipment additions of approximately $100,000 are planned for the fourth quarter.

Trends. Revenues from sales of lip balm, the Company's major product line, were $7,229,202 in the first 9 months of 2005 compared to $7,874,100 for the same period in 2004, or an 8% decrease. As stated above in results of operations, this decrease in revenue was primarily a result of a drop off in sales due to increased competition and slower sales at the retail level. The Company believes that the last quarter of the year will bring a higher level of sales due to the seasonality of our primary product line. The Company cannot be sure that any increased level of sales will occur. The Company's promotional products business is trending upwards and is estimated to contribute significantly to additional sales in the final quarter of 2005.

Sales of sour drops and breath fresheners in the first 9 months of 2005 were $1,344,968 compared to $1,419,318 for the same period in 2004, or a 5% decrease. The Company continues to maintain a solid base of customers. However, the Company is uncertain about whether there will be opportunities to increase sales of this product line.

Sales of EYELIEVE, $258,834 in the third quarter represented 3% of the overall revenue, but the Company anticipates a material impact on its future business, as it has made a determination to move forward with this product category. A capital investment of approximately $200,000 will be made to purchase equipment and plant and equipment modification.

The nutritional supplements, on a relatively smaller scale, provided revenues of $223,014. Revenues were down $106,050 in the first nine months of 2005 compared to 2004, or a 32% decrease. The Company has discontinued the product line Cheat & Lean(TM). Revenues for the remaining supplements are expected to remain stable.

Impact of fuel increases. The Company has seen a continued increase in its cost of plastic components and an increase in fuel surcharges by freight companies. If these trends continue the Company could see further erosion on margins due to higher costs.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part of revenues and could be negatively impacted by inflation.

The following table shows aggregated information about contractual obligations as of September 30, 2005:

                                                                       Payments Due by Period
                                    --------------------------------------------------------------------------------------------
                                    Total            Less Than 1 Year           1-3 Years        4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                    $15,787                      $8,437              $7,350

Building Lease                   $445,000                    $445,000

Vehicle Lease                      $1,500                      $1,500

--------------------------------------------------------------------------------------------------------------------------------
Total                            $462,287                    $454,937              $7,350

================================================================================================================================

ITEM 3. CONTROLS AND PROCEDURES Control deficiencies have been identified by management in consultation with Ehrhardt Keefe Steiner & Hottman PC, the Company's prior independent registered public accounting firm. Certain matters involving internal control deficiencies considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants have been reported to the audit committee of the board of directors. The material weaknesses relate to adjustments identified by the auditors to properly state certain inventory related balance sheet accounts that are a result of non-timely account reconciliations and lack of oversight over the accounting process, financial reporting and a lack of qualified accounting personnel.

The primary objective of the Company's Inventory Control Program is to continuously develop and implement systems by which the stated on-hand inventory levels are both controllable and predictable. This critical objective will be achieved through the utilization of quarterly physical inventories, regularly scheduled cycle counts, data processing auditing and Kanban system utilization. The Company believes the staff in place are capable of carrying out this objective through 2005 and beyond.

The lack of timely reconciliation of balance sheet accounts can be significantly attributed to inadequate human resources. The Company did commit significant, but not adequate, human resources to address this. Meanwhile internal daily review processes were not followed further impacting the timeliness of reconciling account balances. The Company has reinstated internal review requirements and timely monthly account reconciliations in the second quarter of 2005 with full compliance expected in the third quarter of 2005.

The lack of oversight over the accounting process, financial reporting and lack of qualified accounting personnel is also being addressed through the internal review process; utilization of improved software capabilities such as automated reports (Business Alerts) as to daily revenues, sales orders due to ship report, payroll report, cash flow, etc. that are being reviewed by management on a daily basis; and although accounting staff is qualified and trained to manage and process financial information necessary to prepare financial statements in accordance with generally accepted accounting principles (GAAP), training is required and planned during 2005 for more extensive education of financial accounting standards that focus more on proper disclosure and recognition of financial reporting information.

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

                           PART II - OTHER INFORMATION

Item No. 1. Legal Proceedings. The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business. The Mississippi litigation matter described in the Company's 2004 Annual Report on Form 10-KSB/A has been settled and dismissed.

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information.
The Company announced in its Form 8-K filed on November 10, 2005, that the Stock Exchange Agreement between OraLabs and NVC Lighting Investment Holdings Limited ("NVC") was terminated by NVC.

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

11 Incorporated herein by reference to the Company's Form 8-K filed February 24, 2005.

12   Filed herewith.


(b) A report on Form 8-K was filed by the Company on August 24, 2005, concerning
Item 5.05 (amendments to the Company's Code of Ethics), 7.01 (Regulation FD disclosure) and Item 9.01 (financial statements for the quarter ended June 30,
2005).

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



Dated November 21, 2005

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