Form 10QSB/A
period 2005-03-31
ORALABS HOLDING CORP
filed 2005-12-20
CIK 1044577

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

                        For the transition period from to

                        COMMISSION FILE NUMBER: 000-23039

                              ORALABS HOLDING CORP.


        (Exact name of small business issuer as specified in its charter)


           Colorado                                          14-1623047
--------------------------------                         ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


 18685 East Plaza Drive, Parker, Colorado                      80134
------------------------------------------                  ------------
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

Yes |_| |X| No

EXPLANATORY NOTE: The only change in this amendment is to the text of the section entitled "Evaluation of Disclosure Controls and Procedures" in Item 3. Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-QSB/A has not been updated to reflect events occurring after the original filing or to modify or update those disclosures affected by subsequent events. Accordingly, except as otherwise expressly stated, this Form 10-QSB/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Updated certifications of our Chief Executive Officer and our Chief Financial Officer are attached to this Form 10-QSB/A as exhibits.

                                Table of Contents


Part I. Financial Information

     Item 1. Financial Statement                                            Page
     ------- -------------------                                            ----

          Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
           And December 31, 2004..............................................2

          Consolidated Statements of Operations Three Months
           Ended March 31, 2005 and 2004 (Unaudited)..........................3


          Consolidated Statement of Stockholders' Equity from
           December 31, 2004 Through March 31,2005 (Unaudited)................4


          Consolidated Statements of Cash Flows, Three Months Ended
           March 31, 2005 and 2004 (Unaudited)................................5


          Notes to Consolidated Financial Statements..........................6


     Item 2. Management's Discussion and Analysis of Financial Conditions
              And Results of Operations.......................................7

     Item 3. Controls and Procedures.........................................10

Part II. Other Information ..................................................11

Exhibit Index................................................................15

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                                     March 31,    December 31,
                                                                       2005           2004
                                                                     Unaudited
                                                                   ------------   ------------
                                     Assets
Current Assets
  Cash and cash equivalents                                        $ 1,186,402    $   866,432
  Accounts receivable, net of allowance for doubtful accounts of
   $317,129 (2005)and $345,177 (2004)                                1,524,544      1,275,820
  Inventories                                                        2,754,660      2,878,755
  Deferred tax asset - current                                         285,117        285,117
  Income taxes receivable                                              194,081        329,648
  Prepaid expenses                                                     222,313        264,451
  Deposits and other assets                                              8,774        158,720
                                                                   ------------   ------------
      Total current assets                                           6,175,891      6,058,943
Non-current assets
  Deferred tax asset, long-term                                         52,702         45,336
  Property and equipment, net                                        1,816,881      1,668,675
                                                                   ------------   ------------
      Total non-current assets                                       1,869,583      1,714,011
                                                                   ------------   ------------
Total Assets                                                       $ 8,045,474    $ 7,772,954
                                                                   ============   ============
                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable - trade                                         $ 1,031,245    $   850,157
  Accrued liabilities                                                  231,019        131,812
  Reserve for returns                                                  375,938        362,342
  Income tax payable                                                         0              0
  Current portion of long-term debt                                      8,437         12,581
                                                                   ------------   ------------
      Total current liabilities                                      1,646,639      1,356,892
                                                                   ------------   ------------
Non-current Liabilities
  Long-term debt, less current portion                                  10,500         12,075
                                                                   ------------   ------------
      Total non-current liabilities                                     10,500         12,075
                                                                   ------------   ------------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares authorized; none
 issued and outstanding                                                      0              0
Common stock, $.001 par value; 25,000,000 shares authorized,
 4,668,615 issued (2005 and 2004), 4,668,615 (2005) and
 4,580,615 (2004) outstanding                                            4,669          4,669
Additional paid -in capital                                          1,463,044      1,463,044
Retained earnings                                                    4,920,622      4,936,274
                                                                   ------------   ------------
Total stockholders' equity                                           6,388,335      6,403,987
                                                                   ------------   ------------
Total liabilities and stockholders' equity                         $ 8,045,474    $ 7,772,954
                                                                   ============   ============


                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                      Consolidated Statements of Operations
Three Months Ended March 31, 2005 and March 31, 2004 Unaudited


                                                        03/31/05      03/31/04
                                                      ------------  ------------
Revenues:
  Product sales                                       $ 3,580,849   $ 3,780,175
                                                      ------------  ------------
Total Revenues                                          3,580,849     3,780,175
                                                      ------------  ------------
  Cost of Sales                                         2,380,514     2,610,756
                                                      ------------  ------------
Gross profit                                            1,200,335     1,169,419
                                                      ------------  ------------
Operating Expenses:
  Engineering                                              92,872       101,482
  Selling and marketing costs                             406,462       392,383
  General and administrative                              715,015       725,503
  Other                                                    20,353        17,491
                                                      ------------  ------------
Total operating expenses                                1,234,702     1,236,859
                                                      ------------  ------------
Net operating loss                                        (34,367)      (67,440)
Other income (expense)
  Interest and other income                                11,350          (247)
                                                      ------------  ------------
Total other income (expense)                               11,350          (247)
                                                      ------------  ------------
Net loss before provision for income taxes                (23,017)      (67,687)

Income tax benefit                                          7,365        25,140
                                                      ------------  ------------
Net loss                                              $   (15,652)  $   (42,547)
                                                      ============  ============
Basic and diluted loss per common share               $       .00   $      (.01)
                                                      ============  ============
Weighted average shares outstanding                     4,668,615     4,580,615
                                                      ============  ============
Diluted loss per share                                        .00          (.01)
                                                      ============  ============
Diluted weighted average shares outstanding             4,668,615     4,582,926
                                                      ============  ============


                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity For the Three Months Ended March 31, 2005 Unaudited

-----------------------------------------------------------------------------------------------------------------------------------

                                   Preferred       Stock        Common        Stock      Addl. Paid-In     Retained       Total
                                    Shares         Amount       Shares        Amount        Capital        Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balance at Dec. 31, 2004                                      4,668,615      $ 4,669      $ 1,463,044    $ 4,936,274   $ 6,403,987

Net loss                                                                                                     (15,652)      (15,652)


                                  -------------------------------------------------------------------------------------------------
Balance at March 31, 2005                                     4,668,615      $ 4,669      $ 1,463,044    $ 4,920,622   $ 6,388,335
===================================================================================================================================


                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Statements of
                         Cash Flow For the Three months
                          Ended March 31, 2005 and 2004
                                    Unaudited


-------------------------------------------------------------------------------------------------
                                                                          2005           2004
                                                                          ----           ----
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
------------------------------------
Net loss                                                              $   (15,652)   $  (42,547)
                                                                      ------------   ------------
Adjustments to reconcile net loss to net cash provided by operating activities
 Depreciation                                                             133,822         75,525
 Allowance for doubtful accounts                                          (28,048)
 Deferred tax asset                                                        (7,365)       (25,140)


 Changes in assets and liabilities:
 Accounts receivable - trade                                             (220,676)      (216,780)
 Inventories                                                              124,095         97,354
 Prepaid expenses and deposits                                            192,084         48,404
 Accounts payable - trade                                                 181,088        (46,403)
 Accrued Liabilities                                                       99,207        200,358
 Reserve for returns                                                       13,596        (14,186)
 Income taxes receivable (payable)                                        135,566         (1,021)
                                                                      ------------   ------------
                                                                          623,369       (502,626)
                                                                      ------------   ------------
Net cash provided by operating activities                                 607,717         75,564
                                                                      ------------   ------------
Cash from investing activities

  Investment in property and equipment                                   (282,028)      (299,705)
                                                                      ------------   ------------
    Net cash used in investing activities                                (282,028)      (299,705)
                                                                      ------------   ------------
Cash from financing activities
  Payment on long term debt                                                (5,719)        (5,718)
                                                                      ------------   ------------
  Net cash used in financing activities                                    (5,719)        (5,718)
                                                                      ------------   ------------
Net increase (decrease) in cash and cash equivalents                      319,970       (229,859)
Cash and cash equivalents, beginning of the period                        866,432      2,561,108
                                                                      ------------   ------------
Cash and cash equivalents, end of the period                          $ 1,186,402    $ 2,331,249
                                                                      ============   ============


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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and Equipment Consisted of the following:


     Property and Equipment:
     -----------------------
     ===========================================================================
                                  March 31, 2005
     ---------------------------------------------------------------------------

     Machinery and equipment                                        $ 3,251,058
     Construction in progress                                           210,005
     Leasehold improvements                                             126,819
                                                                    ------------
                                                                      3,587,882
     Less accumulated depreciation                                   (1,771,001)
                                                                    ------------
                                                                    $ 1,816,881
                                                                    ============


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

The following table shows aggregated information about contractual obligations as of December 31, 2004:

                                     Payments Due by Period
                 ---------------------------------------------------------------
                              Less Than
                   Total        1 Year     1-3 Years    4-5 Years  After 5 Years
--------------------------------------------------------------------------------
Long-Term Debt   $  18,937    $   8,437    $  10,500

Building Lease   $ 670,000    $ 335,000    $ 335,000

Vehicle Lease    $   4,500    $   4,500

--------------------------------------------------------------------------------
Total            $ 693,437    $ 347,937    $ 345,500
================================================================================

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


Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the end of the period covered by this quarterly report on Form 10-QSB (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

                                    ORALABS HOLDING CORP.


                                    BY: /S/ GARY H. SCHLATTER
                                        ---------------------
                                        GARY H. SCHLATTER, PRESIDENT



                                    BY: /S/ EMILE J. JORDAN
                                        -------------------
                                        EMILE J. JORDAN, CHIEF FINANCIAL OFFICER



DATED DECEMBER 19, 2005

                                  Exhibit Index

Exhibit
No.                Description
-------            -----------


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