Form 10QSB/A
period 2005-06-30
ORALABS HOLDING CORP
filed 2005-12-21
CIK 1044577

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


  Item 3.      Controls and Procedures....................................... 10


Part II.     Other Information .............................................. 11


Exhibit Index................................................................ 14

                      ORALABS HOLDING CORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          ---------------------------

                                                                      June 30,
                                                                        2005      December 31,
                                                                      Unaudited       2004
                                                                    ------------   ----------
                                     Assets

Current Assets
   Cash and cash equivalents                                          $1,071,137   $  866,432
   Accounts receivable, net of allowance for doubtful accounts of
    $204,799 (2005)and $345,177 (2004)                                   814,346    1,275,820
   Inventories                                                         3,187,344    2,878,755
   Deferred tax asset - current                                          285,117      285,117
   Income taxes receivable                                               194,081      329,648
   Prepaid expenses                                                      164,944      264,451
   Deposits and other assets                                              70,931      158,720
                                                                      ----------   ----------
       Total current assets                                            5,787,900    6,058,943
 Non-current assets
   Deferred tax asset, long-term                                          54,084       45,336
   Property and equipment, net                                         1,812,183    1,668,675
                                                                      ----------   ----------
       Total non-current assets                                        1,866,267    1,714,011

 Total Assets                                                         $7,654,167   $7,772,954
                                                                      ==========   ==========
                      Liabilities and Stockholders' Equity

Current liabilities

   Accounts payable - trade                                           $  817,049   $  850,157
   Accrued liabilities                                                   133,664      131,812
   Reserve for returns                                                   251,895      362,342
   Income tax payable                                                          0            0
   Current portion of long-term debt                                       8,437       12,581
                                                                      ----------   ----------
       Total current liabilities                                       1,211,045    1,356,892
                                                                      ----------   ----------
Non-current Liabilities

   Long-term debt, less current portion                                    8,925       12,075
                                                                      ----------   ----------
       Total non-current liabilities                                       8,925       12,075
                                                                      ----------   ----------

Commitments and contingencies

Stockholders' equity

Preferred stock, $.001 par value, 1,000,000 shares authorized; none
 issued and outstanding                                                        0            0
Common stock, $.001 par value; 25,000,000 shares authorized,
 4,693,015 issued (2005 and 2004), 4,693,015 (2005) and
 4,580,615 (2004) outstanding                                              4,693        4,669
Additional paid-in capital                                             1,511,820    1,463,044
Retained earnings                                                      4,917,684    4,936,274
                                                                      ----------   ----------
Total stockholders' equity                                             6,434,197    6,403,987
                                                                      ----------   ----------

Total liabilities and stockholders' equity                            $7,654,167   $7,772,954
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

The following table shows aggregated information about contractual obligations as of June 30, 2005:

                                                               Payments Due by Period
                                  -------------------------------------------------------------------------------
                           Total        Less Than 1 Year        1-3 Years        4-5 Years        After 5 Years
-----------------------------------------------------------------------------------------------------------------
Long-Term Debt          $ 17,362           $  8,437            $  8,925

Building Lease          $560,000           $225,000            $335,000

Vehicle Lease           $  3,000           $  3,000

-----------------------------------------------------------------------------------------------------------------
Total                   $580,362           $236,437            $343,925

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

DATED: DECEMBER 19, 2005

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