Form 10QSB/A
period 2005-09-30
ORALABS HOLDING CORP
filed 2005-12-21
CIK 1044577

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company was a party to a legal proceeding that was brought in the Circuit Court of the First Judicial District of Heinz County, Mississippi that was served on the Company on February 26, 2004 as described in the Company's 2004 Annual Report on Form 10-KSB/A. This litigation matter has been settled and dismissed.

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