Form 10KSB/A
period 2004-12-31
ORALABS HOLDING CORP
filed 2005-12-23
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                Second Amendment
                                  FORM 10-KSB/A

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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                  Yes ___ No X

EXPLANATORY NOTE

This Second Amendment to our Annual Report on Form 10-KSB amends our Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2004, that was originally filed on May 2, 2005. The only change made in this filing is the deletion of a clause in Item 8A, "Controls and Procedures". Except as otherwise expressly stated by reference to a specific later date, the disclosure in this Form 10-KSB/A has not been updated to reflect events occurring after the original filing or to modify or update those disclosures affected by subsequent events. Accordingly, except as otherwise expressly stated, this Form 10-KSB/A continues to describe conditions as of the date of the original filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Updated certifications of our Chief Executive Officer and our Chief Financial Officer are attached to this Form 10-KSB/A as exhibits.

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

The following table shows aggregated information about contractual obligations as of December 31, 2004:


                                                                       Payments Due by Period
                                    --------------------------------------------------------------------------------------------
                                    Total            Less Than 1 Year           1-3 Years        4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------------------
Long-Term Debt                   $ 24,656                    $ 12,581          $  12,075

Building Lease                   $780,000                    $445,000          $ 335,000

Vehicle Lease                    $  6,000                    $  6,000

--------------------------------------------------------------------------------------------------------------------------------
Total                            $810,656                    $463,581          $347,075
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

------------------



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

------------------

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

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:



Exhibit
  No.                Description
  ---                -----------
3.1(i)(1)       Articles of Incorporation
3.1(ii)(2)      Amended and Restated Bylaws
3.1(ii)(4)      Second Amended and Restated Bylaws
4(2)            Specimen Certificate for Common Stock
10.1(2)         1997 Stock Plan
10.2(2)         1997 Non-Employee Directors' Option Plan <
10.3(3)         Amended and Restated Employment Agreement Between the
                Company's Subsidiary and Gary Schlatter
10.4(2)         Stock Option Grant under 1997 Non-Employee
                Directors' Option Plan
10.5(i)(5)      Business Lease between the Company's Subsidiary and Gary
                Schlatter (September 1, 2000)
10.5(iii)(8)    Amended Business Lease between the Company's Subsidiary and 2780
                South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)     Lease between the Company's Subsidiary and 18501 East
                Plaza Drive, LLC dated September 4, 2003
10.9(7)         Agreement (effective May 1, 2000, amending the
                Employment Agreement listed above as Exhibit 10.3).
10.10(10)       Amended and Restated Employment Agreement between the Company's
                Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)       Stock Exchange Agreement between the Company, NVC Lighting
                Investment Holdings Limited and others dated February 23, 2005
11              No statement re: computation of per share earnings is required since such earnings computation can be clearly determined
                from the material contained in this Annual Report on
                Form 10-KSB.
14.1(12)        Code of Ethics
21(2)           List of Subsidiaries of the Company
23.1(12)        Consent of Independent Public Accountants (Ehrhardt Keefe
                Steiner &  Hottman P.C.)
31.1(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

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

                              ORALABS HOLDING CORP.





                                 BY:     /S/ GARY H. SCHLATTER
                                         ---------------------------------------
                                         GARY H. SCHLATTER, PRESIDENT

                                 BY:     /S/ EMILE JORDAN
                                         ---------------------------------------
                                         EMILE JORDAN, CHIEF FINANCIAL OFFICER
DATE:    DECEMBER 19, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        SIGNATURE                          TITLE                     DATE
        ---------                          -----                     ----

 /S/ GARY H. SCHLATTER            DIRECTOR, PRESIDENT,        DECEMBER 20, 2005
-----------------------------     CHIEF EXECUTIVE OFFICER
     GARY H. SCHLATTER


 /S/ MICHAEL I. FRIESS            DIRECTOR, SECRETARY         DECEMBER 20, 2005
-----------------------------
     MICHAEL I. FRIESS


 /S/ ALLEN R. GOLDSTONE                  DIRECTOR             DECEMBER 20, 2005
-----------------------------
     ALLEN R. GOLDSTONE


/S/ ROBERT C. GUST                       DIRECTOR             DECEMBER 20, 2005
-----------------------------
    ROBERT C. GUST

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

                       EHRHARDT KEEFE STEINER & HOTTMAN PC

April 8, 2005
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES


                           Consolidated Balance Sheet

                                December 31, 2004

                                     Assets
Current assets
   Cash                                                      $           866,432
   Accounts receivable, net of allowance for doubtful
    accounts of $345,177                                               1,275,820
   Inventories                                                         2,878,755
   Deferred tax asset - current                                          285,117
   Income taxes receivable                                               329,648
   Prepaid expenses                                                      264,451
   Deposits and other assets                                             158,720
                                                             -------------------
        Total current assets                                           6,058,943
                                                             -------------------
Non-current assets
   Deferred tax asset- long-term                                          45,336
   Property and equipment, net                                         1,668,675
                                                             -------------------
        Total non-current assets                                       1,714,011
                                                             -------------------

Total assets                                                 $         7,772,954
                                                             ===================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                  $           850,157
   Accrued liabilities                                                   131,812
   Reserve for returns                                                   362,342
   Current portion of long-term debt                                      12,581
                                                             -------------------
        Total current liabilities                                      1,356,892
                                                             -------------------

Non-current liabilities
   Long-term debt, less current portion                                   12,075
                                                             -------------------
        Total non-current liabilities                                     12,075
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

                                        8
NOTE 4 - INCOME TAXES

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