Form 10KSB
period 2005-12-31
ORALABS HOLDING CORP
filed 2006-04-17
CIK 1044577

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

    |X|  Annual report under section 13 or 15(d) of the Securities Exchange
                        Act of 1934 for the fiscal year
                             ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

Indicate by checkmark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes___   No_X_

State issuer's revenues for its most recent fiscal year: $13,585,165

State the aggregate market value of voting and non-voting common equity held by non-affiliates , computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,771,514 as of March 31, 2006.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___ No ___ (not applicable)

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 1, 2006, there were 4,693,015 shares of common stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

                                  Yes ___ No _X_

                                     PART I

SUPPLEMENTAL EVENT AND EXPLANATORY NOTE: As disclosed in a Form 8-K filed by OraLabs Holding Corp. ("Company") on April 6, 2006, the Company entered into a Stock Exchange Agreement (the "Agreement") dated as of March 31, 2006 with Partner Success Holdings Limited ("PSHL") under which all of the issued and outstanding shares of PSHL are to be acquired by the Company in consideration for the issuance to the owners of PSHL of common stock representing a 94% ownership interest in the Company, after giving effect to a redemption by the Company of 3,629,350 shares of its outstanding common stock owned individually by its President, Gary H. Schlatter. The redemption is to be in consideration for the transfer to Mr. Schlatter of all of the Company's outstanding common stock of its wholly-owned operating subsidiary, OraLabs, Inc. The 94% ownership interest in the Company is to be determined on a fully-diluted basis that will take into account the issuance of 300,000 shares to the non-employee directors of the Company prior to closing and after receiving shareholder approval, and any options that may be exercised by employees prior to the closing. If the closing of the Agreement occurs, PSHL will become a wholly-owned subsidiary of the Company. The closing of the Agreement is conditioned upon, among other things, customary closing conditions, including the satisfaction of both the Company and PSHL with their due diligence investigations of the other party and the receipt by the Board of Directors of the Company of a fairness opinion. There can be no assurance that closing of the transactions described in the Agreement will occur. The execution of the Agreement occurred after the period ended December 31, 2005. Except as may otherwise be expressly stated by reference to a date after December 31, 2005, none of the other disclosures in this Form 10-KSB have been updated to reflect events occurring after December 31, 2005 or to modify or update disclosures in this Form 10-KSB that have been effected by events occurring after December 31, 2005. Accordingly, except as otherwise expressly stated, this Form 10-KSB continues to describe conditions as of the period ended December 31, 2005.

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

The Subsidiary was formed in 1990 for the purposes of manufacturing and distributing tooth-whitening products. In 1992, in order to expand the product line, the Subsidiary developed what became known as its flagship product, Ice Drops(R). Ice Drops are a breath drop product sold in a small plastic bottle and introduced as an alternative to breath sprays and candy breath mints.

In 1999, the Company introduced its own brands of lip balm in traditional twist stick containers. The brands currently being marketed consist of Extra Lip Moisture, Lip Naturals(R), Chap Ice(R), Soothe & Shine(R), and Lip Rageous (R). These brands are sold in traditional twist up containers and the Company's patented mini-container, which was introduced in 1996. The Company also sells lip balms and glosses in unique new containers and hopes to be able to continue to distinguish itself from competition by innovative packaging.

In 2003, the Company acquired certain assets of Symbiosis, Inc. These assets included, but were not limited to, intellectual property consisting of trade names Leashables(R) and Chapgrip(R) and a patent for a lip balm holder.

In 2005, the Company introduced into the market Sanell (TM) hand sanitizer and Eyelieve (TM) sterile eye products.

In addition, the Company has engaged in negotiations with other businesses and from time to time contacts persons involved in corporate finance matters to determine if there are businesses interested in a merger or other acquisition of or combination with the Company.

BUSINESS OF THE COMPANY.

Principal Products, Their Markets and Distribution. The general business of the Company is to produce and sell consumer products relating to oral care and lip care and to distribute nutritional supplements. The Company's products are currently sold in the USA nationally as well as numerous foreign countries. The products are sold through wholesale distributors as well as by direct sale to mass retailers, grocery stores, convenience stores and drug stores. The principal products produced by the Company can be categorized into three groups: breath fresheners, including liquid drops and sprays under the brand name Ice Drops((R)) and Sour Zone((TM) brand sour drops and sour sprays; lip balm products under the names Lip Rageous((R)), Chap Ice((R)), Lip Naturals((R)), Lip Rageous Glitters(TM), Extra Lip Moisture and Soothe & Shine((R)), as well as private label names, promotional products under the name Leashables (R),and 5-HTP, a nutritional supplement product.

In general, the Company's distribution still covers the same markets that it always has, although 2005 saw an increase in the promotional products markets for the second year in a row. As has been the case in recent years, sales and promotional expenses were predominantly to large retailers. The Company believes that the lip balm category will continue to be the Company's primary business. The Company has established itself as a viable competitor in the lip balm business, deriving approximately 80% of its revenue from this category. This is a category that the Company believes can grow in sales. However, it is possible that competitive pressures could further erode margins and increase promotional costs and selling expenses for the Company.

The sales of breath freshener and sour candies decreased approximately 19% in 2005. Convenience store and vending distribution has stayed somewhat stable, while dollar store distribution has varied significantly from year to year. This market remains very important and viable to the future of the Company. The Company's distribution network provides continual opportunities for sales of its breath freshening and sour candies products, although the Company is uncertain about whether there will be opportunities to increase sales of this product line for current products in this category. In addition, the Company has developed breath mint products and anticipates additional new revenue in 2006.

The Company's strategy for its breath freshener and lip balm products has been to establish name brands and to develop and sell products that fill niches. The price/value marketing strategy includes capitalizing on the distribution network that currently carries one or more of the Company's products, and building upon the business relationships that have been established.

The Company believes that nutritional supplement sales will remain less than 2% part of its overall revenue. The Company is not planning any material changes to its nutritional supplement marketing plan.

The Company's products and packaging continue to be conceptualized and developed in-house. The Company's breath freshener and lip balm products are marketed from and packaged at the Company's manufacturing facility in Parker, Colorado. Most packaging, filling and automated manufacturing equipment has been designed, built and maintained by the Company's own staff. This allows the Company to rapidly introduce and manufacture new products, reducing lengthy lead times and some of the cost of capital expenditures associated with some new product introductions. It also allows the Company to test new products before committing capital to full-scale manufacturing endeavors. However, the Company has purchased some high speed filling and labeling equipment in order to help with capacities for well established products. The Company has continued to invest in automation as a strategic method to lower its cost of manufacturing.

In 2005, The Company introduced into the market Sanell (TM) hand sanitizer and Eyelieve (TM) sterile eye products Brand extensions with different types of innovative, creative packaging were added. The Company developed additional private label products in anticipation of new sales opportunities.

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

With respect to the Company's lip balm products, the Company believes that approximately 70% of the market is controlled by three dominant competitors (who sell Chapstick(R), Blistex(R) and Carmex(R), and the balance of the market consists of more than 50 different brands. It is estimated that there are only ten to twenty viable competitors from a manufacturing standpoint. However, it appears that there are new small suppliers that keep appearing in the market, which forces continued pricing pressures. Most of the competitors are also trying to introduce new products as a means of growth and market share. The retail stores have a finite amount of space, so getting new slots in retail stores is a challenge.

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

With respect to nutritional supplement products, competition in this industry is very broad based. The Company is currently selling only one nutritional supplement product. It is the Company's expectation that there will also be more and tighter regulation by the government in the future, making it more expensive to do business in this segment (see "Government Regulation" below).

Sources and Availability of Raw Materials. In general, the sources and availability of materials used by the Company in its business are fairly widespread, and the Company believes that it could obtain secondary sources of raw materials at comparable prices to the extent that an existing business relationship terminates.

Dependence upon a Single Customer. The Company does not believe that its business with respect to any particular product or products is dependent upon any single customer. However, the Company had two major customers that accounted for approximately $2,400,000 and $1,600,000 respectively, or 17% and 12% of net sales for the year 2005. The Company is always at risk of its customers filing for bankruptcy or liquidation or of being dropped by a major customer. This has happened in the past and could happen again.

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

Practices of the Company in the Industry. The Company's typical plans with respect to all of its products are to keep adequate inventory on hand for shipments within the required time frame to meet orders. The Company generally extends credit on purchases for a term of 30-90 days after shipment. The Company does not typically provide a formal right of customers to return merchandise. However, the Company believes that it is a common practice in the industry, and the Company subscribes to such practice on a case-by-case basis, to permit a retailer who has not sold all of the goods it has purchased within a reasonable time, to ask the Company to accept a return of the unsold merchandise. The Company estimates and records a reserve for returns upon sale. The Company also expects, as it is common practice in the industry, for retailers to take deductions for "un-saleable product", which are its products that have either been returned by a customer to the retailer or for which the packaging has somehow become un-saleable in the retailer's sole discretion.

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2006 as it did in 2005. The Company has furthered its positioning for stability and profitability, the Company has made numerous changes in personnel from all departments. These changes have created additional costs that the Company hopes to be able to recoup in the long term. The Company was able to achieve a very slight profit for the year, an improvement from the loss recorded in 2004. The Company has been in its new facility since February of 2004. The extra space has helped to allow the Company to more efficiently process its orders. However the associated costs with the new facility have not yet been offset by increased revenues. The Company plans to refine its product offerings, by reducing and consolidating where it sees appropriate and adding new products where it sees opportunities. The Company hopes to be able to return to a state of sustained profitability as a result of its manufacturing changes, however there are no assurances that it will happen. See Trends section in Management Discussion and Analysis.

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

Costs and Expenses of Compliance with Environmental Laws. The Company does not have any material amount of cost related to environmental regulations and the Company does not expect to incur material expenses for that purpose in fiscal year 2006.

Number of Employees. The approximate number of employees working for the Company as of the end of fiscal year 2005 was 153.

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

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 21, 2005, the Annual Meeting of stockholders of the Company was held at the Company's headquarters in Parker, Colorado. The matters voted upon at the meeting were the election of directors and the ratification of the appointment of the Company's auditors. With respect to the election of directors, all four of the then incumbent directors were reelected. The voting was as follows:


                          For             Against            Abstain

--------------------------------------------------------------------------------
Gary H. Schlatter      4,422,347           4,874                 0
--------------------------------------------------------------------------------
Allan R. Goldstone     4,427,037            184                  0
--------------------------------------------------------------------------------
Michael I. Friess      4,422,201           5,020                 0
--------------------------------------------------------------------------------
Robert C. Gust         4,426,886            335                  0
--------------------------------------------------------------------------------

With respect to the ratification of the selection of the Company's auditors for fiscal year ending December 31, 2005, there were 4,427,206 votes in favor, none against and 15 abstentions. There were no broker non-votes. Mr. Goldstone resigned as a director on February 14, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) (i) Market Price of and Dividends on the Company's Common Stock. The common stock of the Company trades on the NASDAQ Capital Market under the symbol OLAB. The following sets forth the range of high and low bid information for the Company's common stock for fiscal years 2004 and 2005. The source of such information is as reported by NASDAQ.



                                      Reported High Bid        Reported Low Bid
                                      -----------------        ----------------
       First quarter, fiscal 2004           $2.80                   $1.50
       Second quarter, fiscal 2004          $2.28                   $1.47
       Third quarter, fiscal 2004           $2.03                   $1.36
       Fourth quarter, fiscal 2004          $5.20                   $1.03
       First quarter, fiscal 2005           $3.70                   $1.96
       Second quarter, fiscal 2005          $4.53                   $1.25
       Third quarter, fiscal 2005           $3.19                   $2.00
       Fourth quarter, fiscal 2005          $4.02                   $1.49



The quotations reflect inter-dealer prices, without adjustment for retail mark-up, markdown or commission and may not necessarily present actual transactions.

(ii) Disclosure of Equity Compensation Plans. The Company maintains the 1997 Stock Plan (the "ISOP Plan"), pursuant to which the Company may grant up to 250,000 stock options to employees. The Company also maintains the 1997 Non-Employee Directors' Option Plan ("Director Plan") under which the Company makes an initial grant of 10,000 options and annual grants thereafter of 2,500 options to its non-employee directors, subject to the provisions of the plan.



                 Number of securities
                  to be issued upon     Weighted-average    Number of securities
Plan Category        exercise of        exercise price of    remaining available
                     outstanding           outstanding       for future issuance
                  options, warrants     options, warrants        under equity
                    and rights (#)        and rights ($)      compensation plans
                 --------------------  -------------------  --------------------
Equity
compensation           131,500               $2.15                118,500
plans approved
by shareholders

Equity
compensation
plans not               37,500               $2.41                 62,500
approved by
shareholders

Total                  169,000               $2.21                181,000



(b) As of April 1, 2006, there were approximately 868 record holders of the common stock of the Company.

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

Results of Operations. For the period ending December 31, 2005 as compared with the period ending December 31, 2004.

Product sales increased $454,586. Please refer to the Trends section for a detailed explanation.

Gross profit increased $902,904. As a percentage of sales, gross profit increased by 6%. A greater concentration of sales were to higher margin customers. The Company's capital investment in automation continues to make a positive impact on labor costs. The Company anticipates continued improvements in costs of operations, which will be a positive factor in managing gross profit. However, lower selling prices and higher product packaging costs in 2006 will likely keep margins in the same range as 2005.

Engineering decreased $101,819 or 32 %. Modifications to manufacturing equipment to operate in the new facility and introduction of additional automation in 2004 required additional labor costs. The Company anticipates similar costs in year 2006 to that of year 2005.

Selling and marketing decreased $1,287 or less than 1%. Selling and marketing expenses increased approximately $106,000 due to an increase in sales commissions. These costs may decrease in the first quarter of 2006 should the Company move forward with a plan to restructure in-house sales compensation. This increase was offset by a decrease in bad debt expense of approximately $104,000, the result of better collection efforts and improved credit approval policies.

DEFERRED TAXES

At December 31, 2005, the Company does not have a valuation allowance recorded against its deferred tax assets as the amount recorded has been determined to be more likely than not to be realized. The Company's decision was based on the financial results of 2005 and the estimated budget financial results for 2006. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance will be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25). Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), Share-Based Payment, which addresses the accounting for share-based compensation transactions. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. SFAS No. 123(R) will be effective for the Company beginning January 1, 2006. The Company is currently evaluating the methods of adoption available under SFAS 123(R). The implementation of this standard could have a material impact on the Company's financial position and results of operations.

General and administrative expenses decreased $11,113 or less than 1%. During 2004 the Company had expenses of approximately $260,000 related to patent protection litigation, while in 2005 there were costs of approximately $145,000 associated with an executed stock exchange agreement that terminated in November 2005. Other offsetting increases occurred in labor and insurance costs. The Company anticipates general and administrative costs to remain stable for 2006.

Other operating expenses increased by $17,579, or 55%, which was primarily caused by filing related fees associated with the terminated stock exchange agreement. The amount of other expenses is expected to remain consistent going forward.

Interest and other income decreased $42,348. The decrease was due to a decrease in royalty income. The Company anticipates royalty income to remain stable in 2006 from 2005.

Other expenses decreased by $35,359 to zero in 2005, as in 2004, the Company incurred a small loss on a disposition of a fixed asset, and royalty expense. The Company does not anticipate any changes in 2006.

The Company has income tax expense of $62,887 in 2005 compared to an income tax benefit of $270,568 in 2004. The effective tax rate increased from 32% to 40%. For the year ended December 31, 2005, the Company had fewer reserves than in 2004 when the Company recognized a tax benefit related to greater reserves.

The Company had an after tax profit of $93,992 in 2005 compared to a loss of $565,108 for 2004, as explained by the above activities.

Liquidity and Capital Resources. Balance Sheet as of December 31, 2005 compared to December 31, 2004

At December 31, 2005, the Company had $1,834,144 of cash and a current ratio of approximately 3 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities was $1,677,115 in 2005 and consisting of the following items:

Accounts Receivable, net of Allowance for doubtful accounts, increased $520,077. While A/R increased by $261,539, the allowance for doubtful accounts decreased by $258,538. The Company reduced past due receivables (those over 30 days outstanding) by over $400,000 from December 31, 2004 to December 31, 2005 and has completed comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. Receivables increased $261,539 due primarily to increased sales in 2005. The Company believes there are adequate allowances given improved collection efforts as well as improved controls over customer credit approval. (See, "Allowance for Doubtful Accounts" above).

Inventory decreased $323,121 as the Company scaled back its inventory using more efficient planning and ordering of raw materials. The Company carried $277,248 less raw material inventory as a result of improved efficiencies. The Company anticipates inventory levels to remain similar to year-end numbers.

Income tax receivable decreased $329,648 due to refunds received in 2005 of the entire outstanding receivable amount. In 2005, the Company received refunds amounting to $637,372. The additional $307,724 received in 2005 was recorded as a current deferred tax liability in 2005 as the Company determines the status of 2001 through 2004 tax filings.

Deferred tax liability and asset decreased $373,177; deferred tax liability long-term decreased $1,526; deferred tax asset long-term increased $218,138; deferred tax asset - current decreased $285,117, and deferred tax liability-current increased $307,724. This is attributed to timing differences in the treatment of deductions for book verses tax income and net operating losses that will be carried forward and taken against future taxable income.

Deferred revenue was booked for the first time in 2005 for $630,000. The Company received a large deposit in 2005 for product that will ship in the first quarter of 2006.

Reserve for returns decreased $261,531. The reserve for returns is calculated as a percentage of sales with a consideration of historical returns. The reserve was decreased following an evaluation of historical returns as well as an analysis of current outstanding accounts receivable and future return estimates. The rate of returns decreased during 2005. It is expected to continue improving into 2006.

Net cash used in investing activities was $746,672 consisting of investments in property and equipment. During 2005, the Company invested in many capital projects to increase automation in the plant.

Financing activities consisted of payment of long-term debt, which decreased $11,531, and stock options exercised creating an increase of $48,800.

Trends. Revenues from sales of lip balm, the Company's major product line, were $11,335,304 in 2005 compared to $10,569,614 for the same period in 2004, or an 7% increase. This increase in revenue was primarily a result of increased sales to major customers, as well as a large sale to a new customer. The Company believes that 2006 will bring a higher level of sales due to the Company's promotional products business trending upwards, with continued progress in increasing its lip balm business, and with the addition and expansion of new product lines.

The sour drops and breath fresheners revenues were $1,759,828 in year 2005 compared to $2,166,262 in year 2004, or a 19% decrease. The Company had a significant customer discontinue buying and selling of breath fresheners in 2005. The Company is uncertain about whether there will be opportunities to increase sales of this product line for current products in this category.

Sales of EYELIEVE (TM), $278,518 in 2005 constitute 2% of the overall revenue, but the Company anticipates a material impact on its future business, as it has made a determination to move forward with this product category. A capital investment of approximately $200,000 will be made to purchase equipment and plant and equipment modification is also planned in 2006.

The nutritional supplement revenues, on a relatively smaller scale, were down to $202,969 in 2005 as compared to $414,594 in 2004, or a 51% decrease. The Company has been unable to develop additional customers for its product. The Company has discontinued the product line Cheat & Lean(TM). Revenues for the remaining product are expected to remain stable.


The following table shows aggregated information about contractual obligations as of December 31, 2005:

                                                       Payments Due by Period
                         --------------------------------------------------------------------------------
                            Total      Less Than 1 Year       1-3 Years      4-5 Years      After 5 Years
---------------------------------------------------------------------------------------------------------
Long-Term Debt           $ 13,125              $  6,300      $  6,825

Building Lease           $335,000              $335,000

Vehicle Lease            $ 39,000              $  8,700      $ 26,000        $ 4,300

---------------------------------------------------------------------------------------------------------
Total                    $387,125              $350,000      $ 32,825        $ 4,300
=========================================================================================================

Other than the above, OraLabs does not know of any other demands, commitments, uncertainties, or trends that will result in or that are reasonably likely to result in its liquidity increasing or decreasing in any material way.

Impact of Hurricane Katrina: There has been a significant increase in cost of all petroleum based products as a result of Katrina. The Company has faced added fuel surcharges on all freight costs both inbound and outbound. In addition, many of the raw materials that the Company uses in its packaging and containers are made from petroleum based products, thereby piling on price increases from most of our suppliers.

Impact of Inflation. The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items. The nutritional supplements are a small part (approximately 1.5%) of revenues in a category that is on a downward trend and could be negatively impacted by inflation.

Agreement with PSHL. The future operations of the Company will be significantly affected by and changed if closing occurs under the Stock Exchange Agreement entered into between the Company and Partner Success Holdings Limited, that is described in the opening paragraph of Part I of this Form 10-KSB. There can be no assurance that the transactions contemplated by the Stock Exchange Agreement will close.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without fear of litigation. The Company wishes to take advantage of this "safe harbor" and is including this section in its Annual Report on Form 10-KSB in order to do so. All statements in this Form 10-KSB that are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal year ended December 31, 2005, and statements concerning the Stock Exchange Agreement entered into between the Company and Partner Success Holdings, Limited, as described in Part 1 of this Form 10-KSB, are forward-looking statements and involve various risks and uncertainties, many of which are beyond the control of the Company, and any one of which, or a combination of which, could materially reflect the results of the Company's operations and whether forward-looking statements made by the Company ultimately prove to be accurate.

The following discussion outlines certain risk factors that in the future could affect the Company's results and cause them to differ materially from those that may be set forth in any forward-looking statement made by or on behalf of the Company. The Company cautions the reader, however, that this list of risk factors and others discussed elsewhere in this report may not be exhaustive.


NASDAQ Listing- As a result of the resignation of Mr. Goldstone as a director of the Company on February 14, 2006, the Company does not have three independent directors to serve on its audit committee as required by the provisions of NASDAQ's Marketplace Rule 4350. On March 7, 2006, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market concerning that deficiency and advising the Company that consistent with NASDAQ's Marketplace Rule 4350(d)(4), the Company has a cure period until the earlier of the Company's next annual shareholders' meeting, or February 14, 2007, in order to regain compliance and avoid delisting of the Company's stock. The Company intends to appoint a replacement independent director to serve on the Board of Directors and Audit Committee within the cure period. However, the Company can give no assurance that it will continue to meet the requirements for continued listing of its common stock on the NASDAQ Capital Market. The Company will lose its listing on the NASDAQ Capital Market upon closing of the Stock Exchange Agreement entered into between the Company and Partner Success Holdings Limited, as described in the first paragraph of Part I of this Form 10-KSB, unless NASDAQ approves a new listing application by the closing date. There can be no assurance that the transactions contemplated by the Stock Exchange Agreement will close.

Competition. The businesses in which the Company is engaged are highly competitive and are engaged in to a large extent by companies which are substantially larger and have significantly greater resources than the Company. Although the Company believes that its branded products have achieved some measure of name recognition, to a large extent the Company does not have the capital resources, marketing and distribution networks, manufacturing facilities, personnel, product name recognition or advertising budget of the larger companies. Generally speaking, larger better financed competitors have put pressure on retailers to add their new items resulting in difficulty for the Company to find new sales opportunities in its primary business. The Company has had to respond to less profitable opportunities for its new sales dollars. The Company has been able to find success in other more obscure markets. If the Company were to be forced out of the large mass retailers by larger, better financed competitors, it would be reliant on smaller niche markets that the larger, better financed competitors are not interested in. The same situation applies to international business, where there are larger, more dominant competitors that the Company must always deal with. The industries in which the Company competes are experiencing consolidations of competitors from time to time and the Company's business could be adversely affected by such activities. There can be no assurance that the Company will be able to compete successfully in the future. To respond to competition the Company created added value packaging for promotions that resulted in increased cost of goods sold. There is an increased effort by all competitors for shelf and counter space and the cost of product placement is increasing. There is no assurance that the Company will be able to maintain its shelf and counter presence in the future.

Managing Manufacturing Requirements. The Company has done several things to position itself for stability in 2006, which the Company hopes will help it return to long-term profitability. In positioning for stability and profitability, the Company has made changes to management, customer service, manufacturing, and sales and administrative personnel. The Company has been in its new facility since February of 2004. The extra space has helped to allow the company to more efficiently process its orders. However the associated costs with the new facility have not yet been sufficiently offset by increased sales or efficiencies. The Company plans to reduce its product offerings in order that it will be able to lower its cost to produce fewer product offerings. The Company hopes to be able to return to a state of long-term profitability. However there are no assurances that it will.

The Company experienced a period of significant growth during fiscal years ended December 31, 1996 and 1997. Significant growth did not occur in fiscal year 1998, but it occurred again in 1999, 2000, 2001. The Company did not experience growth in 2002, 2003, 2004. The Company experienced nominal revenue growth of $569,845 during 2005. The volume of manufacturing has been similar for the past five years. The Company has had opportunities to grow its business but has not done so, in part because of capacity issues in manufacturing. However the Company has been faced with intense competition and profitable growth has been difficult to come by. In addition, the loss of a significant number of customers, or a significant reduction in purchase volume by or financial difficulty of such customers, for any reason, could have a material adverse effect on the Company. Successful management of growth, if it occurs, will require the Company to improve its financial controls, operating procedures and management information systems, and to train, motivate and manage its employees.

Product Liability Insurance. Because the Company manufactures and sells certain products designed to be ingested, it faces the risk that materials used for the final products may be contaminated with substances that may cause sickness or other injury to persons who have used the products. Although the Company maintains standards designed to prevent such events, certain portions of the process of product development, including the production, harvesting, storage and transportation of raw materials, along with the handling, transportation and storage of finished products delivered to consumers, are not within the control of the Company. Furthermore, sickness or injury to persons may occur if products manufactured by the Company are ingested in dosages which exceed the dosage recommended on the product label or are otherwise misused. The Company cannot control misuse of its products by consumers or the marketing, distribution and resale of its products by its customers. With respect to product liability claims in the United States, the Company generally maintains $2 million per occurrence and $2 million in aggregate liability insurance. However, there can be no assurance that such insurance will continue to be available, or if available, will be adequate to cover potential liabilities. The Company generally does not obtain contractual indemnification from parties supplying raw materials or marketing its products and, in any event, any such indemnification is limited by its terms and, as a practical matter, to the creditworthiness of the indemnifying party.


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

The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal or amendment of laws or regulations or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however: require reformulation of certain products to meet new standards; recall or discontinue certain products not able to be reformulated; impose additional record keeping requirements; require expanded documentation of the properties of certain products; or require expanded or differentiated labeling and scientific substantiation regarding ingredients, product claims, safety or efficacy. Failure to comply with applicable FDA requirements could result in sanctions being imposed on the Company or the manufacturers of its products, including, warning letters, fines, product recalls and seizures. Any or all such requirements could have a material adverse effect on the Company's results of operations and financial condition.

Dependence upon Significant Distributors and Retailers. The Company had two major customers that accounted for approximately $2,400,000 and $1,600,000 respectively, or 17% and 12% of net sales during the year ended December 31, 2005. The Company had over 1,500 purchasing customers in fiscal 2005 and believes that the loss of revenues from any customer could gradually be replaced, but there could be adverse effects upon the Company's business until those revenues are replaced. The Company is always at risk for its customers filing for bankruptcy or liquidation. This has happened in the past and could happen again.

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

No Assurance of Scientific Proof. The Company's nutritional supplement product is intended to provide relief of certain symptoms or to otherwise aid in the health of the consumers. If scientific data were to conclude that the products do not do so, or if for any other reason the Company's products were not viewed by the public as providing any meaningful benefit, there could be an adverse effect upon the sales of the products. In addition, the nutritional supplement industry has been known to experience radical ups and downs of certain product sales in a short period of time which could adversely affect the Company's sales or inventory positions. Sometimes these cycles are the result of studies or the media creating a positive or negative impact on the industry and the public at large.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 16, 2005, Ehrhardt Keefe Steiner & Hottman, P.C. ("EKS&H") notified OraLabs Holding Corp. (the "Company") that it resigned as the Company's independent registered public accounting firm effective immediately. On November 17, 2005, the Company appointed GHP Horwath, P.C. as the Company's new independent registered public accounting firm. EKS&H's reports on the Company's consolidated financial statements for the years ended December 31, 2004 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to retain GHP Horwath, P.C. was recommended and approved by the Company's audit committee and Board of Directors.

During the years ended December 31, 2004 and 2003, and the subsequent interim periods preceding EKS&H's resignation, there were no disagreements between the Company and EKS&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of EKS&H, would have caused EKS&H to make reference to the subject matter of the disagreement(s) in connection with their reports. For the year ended December 31, 2003 management in consultation with EKS&H did report that it had reportable conditions that related to accounts receivable processing, inventory accounting, timely accounting reconciliations, lack of qualified accounting personnel due to turnover and operational requirements. For the year ended December 31, 2004 and subsequent interim periods in 2005, EKS&H advised the Company of a material weakness relating to the controls over the inventory process and reportable conditions relating to financial reporting and lack of oversight over the accounting process. The Company authorized EKS&H to respond fully to the inquiries of GHP Horwath, P.C. concerning the subject matter of the material weakness and each reportable event.

The material weakness and other reportable conditions which existed in 2003, 2004 and subsequent interim periods of 2005 as discussed above, have been addressed by management in Item 8A below.

ITEM 8A. CONTROLS AND PROCEDURES.

Control deficiencies were identified by management in 2004 in consultation with EKS&H, the Company's previous independent auditors. EKS&H advised the Company of a material weakness relating to controls over the inventory process and reportable conditions relating to financial reporting and lack of oversight in the accounting process. The Company implemented new software at the end of 2004 along with training staff on the Company's new systems. However, the perpetual inventory contained costing and lot tracking errors with the data conversion from the previously used software, which was absent of immediate correction and caused problems with processing of raw material usage and manufactured items. As the Company worked through the associated auditing and processing issues quarterly physical inventories were performed. The physical inventories were internally audited for costing in detail to assure an accurate representation of inventory and the related cost of materials in 2005. The Company's investment in a widely used, mid-sized business accounting and inventory system along with retention and ongoing training of its accounting staff has successfully minimized processing and control deficiencies. The CEO and CFO have been and remain actively involved in the daily operations of the business and analyze financial data on a daily basis.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies each of the Company's directors and executive officers:



                                                                    Year First
                                                                    Elected to
                                                                     Board of
       Name            Age        Positions with the Company         Directors
       ----            ---        --------------------------         ---------
Gary H. Schlatter(2)....49    Chief Executive Officer, President,      1997
                              Treasurer, Director

Michael I. Friess.......56    Director(1), Secretary                   1997

Robert C. Gust..........49    Director(1)                              2000

Emile J. Jordan.........47    Chief Financial Officer


(1) Audit Committee member

(2) See "Certain Relationships and Related Transactions" below.

Mr. Schlatter was elected to his position in May 1997 upon consummation of the transaction by which the Company's subsidiary, OraLabs, Inc., was acquired by SSI Capital Corp. (the Company's predecessor). Mr. Friess was appointed as a Director on September 8, 1997 and Mr. Gust was elected as a director on May 26, 2000. All directors serve as such until their successors are elected and qualified. No family relationship exists among the Directors or between any of such persons and the Executive Officers of the Company.

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

Allen R. Goldstone served as a director in 2005 and resigned on February 14, 2006.

Additional information with respect to the Board of Directors.

The Company has a standing Audit Committee consisting of Michael I. Friess and Robert C. Gust. The Company's Audit Committee consisted of three members when Mr. Goldstone was appointed to it in 2005, until Mr. Goldstone's resignation on February 14, 2006. The Audit Committee reviews the consolidated financial statements and independent auditors' report, including recommendations from the independent auditors regarding internal controls and other matters. The Audit Committee held one meeting during fiscal year 2005 to discuss the financial statements to be part of the Company's Form 10-KSB for fiscal year 2004, and held one meeting with the Company's independent auditors with respect to the Company's Annual Report on Form 10-KSB for fiscal year 2005. The meetings were held by telephone conference call. The Board of Directors adopted a revised written charter for the Audit Committee in March 2004, which was attached as Appendix A to the Company's Proxy Statement filed on April 20, 2004.

During the fiscal year ended December 31, 2005, the Board of Directors did not meet in person but met six times by telephone conference, and each Director participated in the meeting. The Board also took action on numerous occasions without a formal meeting.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities and Exchange Commission requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of our securities. The Company believes that during fiscal year 2005, its directors, executive officers and 10% owners complied with all
Section 16(a) filing requirements.

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


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information regarding compensation for services rendered, in all capacities, awarded or paid to or earned by the Chief Executive Officer of the Company during the last three fiscal years and earned by Emile Jordan in fiscal years 2005 and 2004. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 during any of the last three fiscal years.



                                             Summary Compensation Table

                                           Annual Compensation                         Long Term Compensation
                                           -------------------                         ----------------------
       Name and                                                                              Shares Under-
  Principal Position       Year     Salary ($)     Bonuses ($)      Other ($)     Other     lying Options
  ------------------       ----     ----------     -----------      ---------     -----     -------------
Gary H. Schlatter, CEO     2005     411,673(1)          0           18,000(2)       0          30,500(1)
                           2004     393,105(1)          0           22,699(2)       0          30,500(1)
                           2003     370,346(1)          0           22,339(2)       0          30,500(1)


Emile Jordan, CFO          2005     102,000          15,000              0          0          38,125
                           2004     109,400             0                0          0          25,500


(1) Includes 30,500 shares underlying 30,500 options granted in the fiscal year ended December 31, 1997 to Mr. Schlatter's spouse, an employee of the Company, under the Company's 1997 Stock Plan and a $10,000 annual salary to the spouse. Beneficial ownership of such securities and spouse's salary is disclaimed by Mr. Schlatter.

(2) Includes expenses for automobiles and related insurance and other automobile expenses.

STANDARD COMPENSATION ARRANGEMENTS FOR DIRECTORS

The directors other than Mr. Schlatter are compensated monthly for services provided as directors. Currently, non-employee directors receive $2,000 monthly as director's fees. The Company may modify those arrangements at any time. There were no other arrangements pursuant to which any director of the Company was compensated during the past fiscal year for any service provided as a director. However, the Company has a Non-Employee Director Stock Option Plan under which directors who are not employees are granted (at the time of initial election or appointment to the Board) 10,000 options to purchase common stock and are thereafter granted 2,500 options annually so long as they continue to serve as non-employee directors. All of the options are exercisable at the market price of the common stock at the time of grant and vest proportionately over a four year period.

AGREEMENTS WITH EXECUTIVE OFFICERS

The only employment contract between the Company and any executive officer of the Company who received total salary and bonus during fiscal year 2005 in excess of $100,000 is an Amended and Restated Employment Agreement with Gary H. Schlatter. Except for that Agreement as described below, the Company has not entered into any compensatory arrangement pursuant to which any executive officer of the Company will receive payment from the Company as a result of the executive officer's resignation, retirement or termination of employment or as a result of a change in control of the Company. There is no employment contract between the Company and Emile J. Jordan. Effective May 1, 2003, the Company's subsidiary, OraLabs, Inc., entered into an Amended and Restated Employment Agreement ("Employment Agreement") with Gary Schlatter. The Employment Agreement extended the term of Mr. Schlatter's employment through April 30, 2006, unless terminated earlier pursuant to the provisions of the Employment Agreement. Under the Employment Agreement, Mr. Schlatter agrees to devote such time and attention to the business of OraLabs, Inc. as may be required to fulfill his duties, which is expected to require a substantial amount of his working time.

Under the Employment Agreement, Mr. Schlatter is paid a base salary of $392,645 per year for the first twelve (12) months, $431,909 per year for the next twelve
(12) months, and $475,100 for the final twelve (12) months. Bonus compensation is payable to Mr. Schlatter as may be determined by the Board of Directors in its discretion. Mr. Schlatter also is paid or reimbursed for lease and insurance expenses for automobile and cellular telephone expenses. Under the Employment Agreement, Mr. Schlatter has agreed that during its term and for a period of one
(1) year thereafter, he will not participate in any business competitive to that of the business of OraLabs, Inc., except with respect to limited passive investments, and that he will never disclose or utilize any trade secrets or proprietary information of OraLabs, Inc. except within the scope of his employment. The Company expects to extend the term of the Employment Agreement under terms to be negotiated with Mr. Schlatter.

Under specified circumstances involving a change in control, Mr. Schlatter may terminate the Employment Agreement and receive a lump sum payment equal to all of the compensation to which he otherwise would have been entitled had the Employment Agreement remained in effect for its entire term.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 1, 2006, information regarding the beneficial ownership of Common Stock (i) by each Director,(ii) by each Executive Officer listed in the Summary Compensation table below, (iii) by all Directors and current Executive Officers as a group (five persons), and (iv) by each person or group known by the Company to own beneficially in excess of five percent (5%) of the Common Stock:



        Name and Address            Amount and Nature of
     of Beneficial Owner(5)         Beneficial Ownership       Percent of Class
     ----------------------         --------------------       ----------------
    Gary H. Schlatter                3,729,350 shares (1)          79.47%(1)
    18685 East Plaza Drive
    Parker, Colorado 80134

    Michael I. Friess                   12,500 shares (2)                *
    5353 Manhattan Circle
    Suite 101
    Boulder, Colorado 80303

    Robert C. Gust                      23,500 shares (3)                *
    7N551 Cloverfield Circle
    St. Charles, IL 60175

    Emile Jordan
    18685 East Plaza Drive
    Parker, CO 80134                    38,125 shares (4)                *

   All directors and executive
   officers as a group (five persons) 3,803,475 shares (1), (2), (3), (4),79.97%

*  Less than one percent

------------------



(1) Includes 100,000 shares held by The Schlatter Family Partnership, of which Gary H. Schlatter and his spouse are the general partners. Mr. Schlatter's spouse may be deemed the beneficial owner of some or all of the shares. Does not include 30,500 shares that Mr. Schlatter's spouse, an employee of the Company, has the right to acquire on April 1, 2006, or within sixty (60) days thereafter, pursuant to outstanding options.


(2) Includes 12,500 shares that he has the right to acquire on April 1, 2006 or within sixty (60) days thereafter, pursuant to outstanding options.

(3) Includes 12,500 shares that he has the right to acquire on April 1, 2006 or within sixty (60) days thereafter, pursuant to outstanding options.

(4) Includes 38,125 shares that he has the right to acquire on April 1, 2006 or within sixty (60) days thereafter, pursuant to outstanding options(.)

(5) Unless otherwise noted, the stockholders identified in this table have sole voting and investment power. The sole person known to the Company to be the beneficial owner of more than five percent (5%) of the class of outstanding stock is Gary H. Schlatter, whose address is c/o OraLabs Holding Corp., 18685 East Plaza Drive, Parker, Colorado 80134.

CHANGE IN CONTROL.

In the event that a closing occurs under the Stock Exchange Agreement described in the opening paragraph of Part I of this Form 10-KSB, control of the Company will change from that of Gary H. Schlatter to the principals of PSHL or their designees. There can be no assurance that closing will occur under that Agreement. Otherwise, the Company does not know of any arrangements, including a pledge by any person of securities of the Company, the operation of which at a subsequent date may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Gary H. Schlatter, through an affiliated entity, is the owner of the property leased by OraLabs (the Company's subsidiary) that serves as the Company's headquarters, manufacturing facility and warehouse facility. The lease expires on September 30, 2006 and the Company expects that the lease will be renewed on terms negotiated between Mr. Schlatter and the Company. Rent paid in 2005 to Mr. Schlatter's affiliated entity was $446,088. The Company believes that its rental rate is comparable to that which would be paid to unaffiliated parties, and the Company believes that if the leases were not to be renewed, the Company could obtain alternative space.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Form 10-KSB immediately following the signature pages:

1. Consolidated Financial Statements (OraLabs Holding Corp. and Consolidated Subsidiaries): Independent Auditors' Report Consolidated Balance Sheet - December 31, 2005 Consolidated Statements of Operations for the years ended December 31, 2005 and December 31, 2004 Consolidated Statement of Stockholders' Equity from December 31, 2003 through December 31, 2005 Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 Notes to Consolidated Financial Statements

2. Exhibits required to be filed are listed below:

Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
  No.                Description
  ---                -----------
3.1(i)(1)       Articles of Incorporation
3.1(ii)(2)      Amended and Restated Bylaws
3.1(ii)(4)      Second Amended and Restated Bylaws
4(2)            Specimen Certificate for Common Stock
10.1(2)         1997 Stock Plan
10.2(2)         1997 Non-Employee Directors' Option Plan <
10.3(3)         Amended and Restated Employment Agreement Between the
                Company's Subsidiary and Gary Schlatter
10.4(2)         Stock Option Grant under 1997 Non-Employee
                Directors' Option Plan
10.5(i)(5)      Business Lease between the Company's Subsidiary and Gary
                Schlatter (September 1, 2000)
10.5(iii)(8)    Amended Business Lease between the Company's Subsidiary and 2780
                South Raritan, LLC effective October 15, 2000.
10.5(iv)(9)     Lease between the Company's Subsidiary and 18501 East Plaza
                Drive, LLC dated September 4, 2003
10.9(7)         Agreement (effective May 1, 2000, amending the Employment
                Agreement listed above as Exhibit 10.3).
10.10(10)       Amended and Restated Employment Agreement between the Company's
                Subsidiary and Gary Schlatter dated May 1, 2003
10.11(11)       Stock Exchange Agreement entered into between the Company and
                Partner Success Holdings Limited as of March 31, 2006.
11              No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Annual Report on Form 10-KSB.
14.1(12)        Code of Ethics
21(2)           List of Subsidiaries of the Company
23.1(12)        Consent of Independent Registered Public Accounting firm (GHP
                Horwath, P.C.)
23.2(12)        Consent of Independent Public Accountants (Ehrhardt Keefe
                Steiner & Hottman P.C.)
31.1(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2(12)        Certification Pursuant To 18 U.S.C. Section 1350, As Adopted
                Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


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

(11) Incorporated by reference to the Company's Form 8-K filed on April 6, 2006.

(12) Filed herewith.

Forms 8-K were filed by the Company during the fourth quarter of 2005 on November 10, 2005 (concerning the termination of a material definitive agreement), November 18, 2005 (concerning changes in the Company's certifying accountant) and on December 21, 2005 and December 29, 2005 (amendments to the Form 8-K filed on November 18, 2005).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Ehrhardt Keefe Steiner & Hottman P.C. resigned in 2005 and OraLabs retained the services of GHP Horwath, P.C. to audit our annual financial statements for the year ended December 31, 2005. The following table presents fees billed and expected to be billed for professional audit services rendered by Ehrhardt Keefe Steiner & Hottman P.C. ("EKS&H") as well as GHP Horwath, P.C. ("GHP") for the audit of our annual financial statements for the years ended December 31, 2005 and December 31, 2004, and the reviews of the financial statements included in each of our quarterly reports on Form 10-QSB during the fiscal years ended December 31, 2005 and 2004:



                                             2005                  2004
      Audit Fees- EKS&H                    $86,460               $65,500
      Audit Fees- GHP Horwath, P.C.        $56,235                  $0
      Audit-Related Fees                      $0                    $0
      Tax Fees                                $0                    $0
      All Other Fees                          $0                    $0



Audit Fees are fees incurred in connection with the audit of the Company's consolidated annual financial statements and the review of financial statements in the Company's quarterly reports on Form 10-QSB. All Other Fees are incurred for services other than those described above. The Audit Committee will pre-approve the performance by GHP of any services other than those relating to the audit or review of the Company's financial statements, but no other services are anticipated at this time.

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

                              ORALABS HOLDING CORP.





                                 BY:     /S/ GARY H. SCHLATTER
                                         ---------------------------------------
                                         GARY H. SCHLATTER, PRESIDENT

                                 BY:     /S/ EMILE JORDAN
                                         ---------------------------------------
                                         EMILE JORDAN, CHIEF FINANCIAL OFFICER
DATE:    APRIL 17, 2006



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





        SIGNATURE                          TITLE                  DATE
        ---------                          -----                  ----

 /S/ GARY H. SCHLATTER           DIRECTOR, PRESIDENT,        APRIL 17, 2006
-----------------------------    CHIEF EXECUTIVE OFFICER
     GARY H. SCHLATTER


/S/ MICHAEL I. FRIESS            DIRECTOR, SECRETARY         APRIL 17, 2006
-----------------------------
    MICHAEL I. FRIESS




/S/ ROBERT C. GUST               DIRECTOR                    APRIL 17, 2006
-----------------------------
    ROBERT C. GUST

Consolidated Financial Statements And Independent Auditors' Report December 31, 2005

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm - GHP Horwath, P.C.   1

Report of Independent Registered Public Accounting Firm -
     Ehrhardt Keefe Steiner & Hottman P.C.....................................2

Consolidated Financial Statements

     Consolidated Balance Sheet...............................................3

     Consolidated Statements of Operations....................................4

     Consolidated Statements of Changes in Stockholders' Equity...............5

     Consolidated Statements of Cash Flows....................................6

Notes to Consolidated Financial Statements.................................7-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
OraLabs Holding Corp.

We have audited the accompanying consolidated balance sheet of OraLabs Holding Corp. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OraLabs Holding Corp. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/S/ GHP HORWATH, P.C.

Denver, Colorado
April 12, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders OraLabs Holding Corp. Parker,
Colorado

We have audited the consolidated balance sheet of OraLabs Holding Corp. and Subsidiaries as of December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                       EHRHARDT KEEFE STEINER & HOTTMAN PC

April 8, 2005
Denver, Colorado

                     ORALABS HOLDING CORP. AND SUBSIDIARIES



                           Consolidated Balance Sheet

                                December 31, 2005

                                     Assets
Current assets
   Cash                                                      $         1,834,144
   Accounts receivable-trade, net of allowance for doubtful
    accounts of $86,639                                                1,795,898
   Inventories                                                         2,555,634
   Prepaid expenses                                                      173,533
   Deposits and other assets                                             257,949
                                                             -------------------
        Total current assets                                           6,617,158
                                                             -------------------
   Deferred tax assets, net                                              179,000
   Property and equipment, net                                         1,858,754
                                                             -------------------
        Total non-current assets                                       2,037,754
                                                             -------------------

Total assets                                                 $         8,654,912
                                                             ===================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                  $         1,021,153
   Deferred revenue                                                      630,000
   Accrued liabilities                                                   121,321
   Reserve for returns                                                   100,810
   Current portion of long-term debt                                       6,300
   Deferred tax liability                                                221,724
                                                             -------------------
        Total current liabilities                                      2,101,308
                                                             -------------------

   Long-term debt, less current portion                                    6,825
                                                             -------------------
        Total non-current liabilities                                      6,825
                                                             -------------------

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.001 par value, 1,000,000 authorized;
    none issued and outstanding                                                -
   Common stock, $.001 par value; 25,000,000 shares
    authorized; 4,693,015 issued and outstanding
    (2005) and 4,668,615 issued and outstanding (2004)                     4,693
   Additional paid-in capital                                          1,511,820
   Retained earnings                                                   5,030,266
                                                             -------------------
        Total stockholders' equity                                     6,546,779
                                                             -------------------
Total liabilities and stockholders' equity                   $         8,654,912
                                                             ===================

See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Years Ended
                                                      December 31,
                                               2005                 2004
                                       -------------------- -------------------
Product sales                          $        13,585,165  $        13,130,579
Cost of goods sold                               8,867,622            9,315,940
                                       -------------------- -------------------
        Gross profit                             4,717,543            3,814,639
                                       -------------------- -------------------
Operating expenses
   Engineering                                     218,009              319,828
   Selling and marketing                         1,324,648            1,325,935
   General and administrative                    3,036,827            3,047,940
   Other                                            49,797               32,218
                                       -------------------- -------------------
     Total operating expenses                    4,629,281            4,725,921
                                       -------------------- -------------------
Income (loss) from operations                       88,262             (911,282)
                                       -------------------- -------------------
Other income (expense)
   Interest and other income                        68,617              110,965
   Other expense                                                        (35,359)
                                       -------------------- -------------------
        Total other income (expense)                68,617               75,606
                                       -------------------- -------------------

Income (loss) before income taxes                  156,879             (835,676)
                                       -------------------- -------------------

Income tax (expense) benefit
   Current                                                              194,648
   Deferred                                        (62,887)              75,920
                                       -------------------- -------------------
     Total income tax (expense) benefit            (62,887)             270,568
                                       -------------------- -------------------
Net income (loss)                      $            93,992  $          (565,108)
                                       ==================== ===================
Basic weighted average common shares
 outstanding                                     4,681,116            4,668,615
                                       ==================== ===================
Basic income (loss) per common share   $              0.02  $             (0.12)
                                       ==================== ===================
Diluted weighted average common shares
 outstanding                                     4,702,820            4,668,615
                                       ==================== ===================
Diluted income (loss) per common share $              0.02  $             (0.12)
                                       ==================== ===================


See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                 For the Years Ended December 31, 2005 and 2004


                                                                   Additional                           Total
                                       Common Stock                Paid-in            Retained          Stockholders'
                                 Shares            Amount          Capital            Earnings          Equity
                               -----------      -----------       -----------        -----------       -----------
Balance - December 31, 2003      4,580,615      $     4,581       $ 1,221,484        $ 5,501,382       $ 6,727,447

Stock options exercised, net
of tax benefit                      88,000               88           241,560                              241,648

Net loss                                 -                -                 -           (565,108)         (565,108)
                               -----------      -----------       -----------        -----------       -----------
Balance - December 31, 2004      4,668,615      $     4,669       $ 1,463,044        $ 4,936,274       $ 6,403,987

Stock options exercised, net
of tax benefit                      24,400               24            48,776                               48,800

Net Income                               -                -                 -             93,992            93,992
                               -----------      -----------       -----------        -----------       -----------
Balance - December 31, 2005      4,693,015      $     4,693       $ 1,511,820        $ 5,030,266       $ 6,546,779
                               ===========      ===========       ===========        ===========       ===========


See notes to consolidated financial statements.

                     ORALABS HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the Years Ended
                                                            December 31,
                                                         2005           2004
                                                     ------------   ------------
Cash flows from operating activities
   Net income (loss)                                 $    93,992    $  (565,108)
                                                     ------------   ------------
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities
     Depreciation                                        556,592        380,022
     Allowance for doubtful accounts                    (258,538)       (70,244)
     Deferred tax liability and asset                    373,177       (151,464)
     Loss on sale of assets                                              11,211

     Changes in assets and liabilities
       Accounts receivable - trade                      (261,539)       691,096
       Income taxes receivable                           329,648       (194,168)
       Inventories                                       323,121       (456,601)
       Prepaid expenses and deposits                      (8,311)      (161,866)
       Accounts payable - trade                          170,994       (195,108)
       Deferred revenue                                  630,000
       Accrued liabilities                               (10,490)       (14,519)
       Reserve for returns                              (261,531)       (34,077)
       Income taxes receivable (payable)                                107,508
                                                     ------------   ------------
                                                       1,583,123        (88,210)
                                                     ------------   ------------
        Net cash provided by (used in) operating
         activities                                    1,677,115       (653,318)
                                                     ------------   ------------
Cash flows from investing activities
   Purchase of property and equipment                   (746,672)    (1,194,484)
                                                     ------------   ------------
        Net cash used in investing activities           (746,672)    (1,194,484)
                                                     ------------   ------------
Cash flows from financing activities
   Payments of principal on long-term debt               (11,531)       (22,874)
   Stock options exercised                                48,800        176,000
                                                     ------------   ------------
        Net cash provided by financing activities         37,269        153,126
                                                     ------------   ------------
Net increase (decrease) in cash and cash equivalents     967,712     (1,694,676)

Cash and cash equivalents - beginning of year            866,432      2,561,108
                                                     ------------   ------------
Cash and cash equivalents - end of year              $ 1,834,144    $   866,432
                                                     ============   ============


Supplemental disclosure of non-cash transactions:

During 2005 and 2004, the Company received a tax benefit of $12,777 and $65,448, respectively related to the exercise of options.

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of ORALABS and the accounts of SSI since the date of the reverse acquisition and the accounts of OL Sub Corp. (an inactive entity) since inception. The Company established a 90% owned subsidiary of OraLabs, Inc. in Brazil during 2003, with no business activity during that year. The activity during the 2004 year was minimal and therefore immaterial to the overall business. There was no activity during 2005 and the Company did not follow through with its plans to close the subsidiary by the end of the second quarter 2005. Plans for 2006 are under consideration.

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

ACCOUNTS RECEIVABLE

Accounts receivable represents receivables from customers for product purchased. Such amounts are recorded gross of any discounts. Promotional discounts and bad debts are estimated and accounted for in the allowance for doubtful accounts. Management continually monitors and periodically adjusts the allowances associated with these receivables based upon its loss history and aging analysis. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORIES

Inventories consist of raw materials, work-in-process and finished goods, and are stated at the lower of cost or market, determined using the lower of cost or market.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 48 "Revenue Recognition When right of Return Exists". Revenue is recognized as product is shipped, net of estimated returns. The Company allows for returns for defective product and records an estimate of these returns based on historical operations and experience. Occasionally the Company receives deposits in advance of delivering the product. Deposits are recorded as deferred revenue until the product is shipped and title has passed to the customer.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

ADVERTISING COSTS

The Company expenses advertising costs as incurred.

Advertising expenses were as follows:

For the Year Ended December 31,

2005 $ 69,065
2004 $ 79,883

RESEARCH AND DEVELOPMENT COSTS

Expenditures made for research and development are charged to expense as incurred. Total research and development costs of $27,329 and $16,946 for December 31, 2005 and 2004, respectively, were expensed in operations.

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

For the years ended December 31, 2005 and 2004, The Company had 169,000 and 147,900 stock options outstanding, respectively. In 2004, these options were not included in the computation of (loss) per share because their effect was anti-dilutive; however, in 2005, the stock options have a dilutive effect and were therefore included in the computation of diluted earnings per share using the treasury stock method.

STOCK-BASED COMPENSATION

The Company has determined the value of stock-based compensation arrangements under the provisions of Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees" (APB No. 25); and makes pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method of the method defined in APB No. 25 which requires the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method.



                                                                             For the Year Ended
                                                                                December 31,
                                                                          2005                2004
                                                                    -----------------   ----------------
Net income (loss) available to common shareholders-as reported        $    93,992         $  (565,108)
Total stock-based employee compensation expense determined under
fair market value method for an award                                    (107,098)             (7,581)
                                                                    -----------------   ----------------
Net loss available to common shareholders-pro forma                   $   (13,106)        $  (572,689)
Basic and diluted income (loss) per common share- as reported         $      0.02         $     (0.12)
Basic and diluted income (loss) per common share- pro forma           $         *         $     (0.12)

*    Amount is less than $(0.01) per share

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. All options are granted with an exercise price equivalent to market price on the date of the grant. No options have been re-priced or had their maturities extended during 2005. In terms of the provisions of our Incentive Option Plan, employees, with vested options, who leave the employment of the Company, are required to exercise or forfeit their options within 90 days after leaving employment regardless of the exercise period of the initial grant.

The following are the weighted-average assumptions used at December 31, 2005 and 2004 for all Black-Scholes calculations in the financial statements:


                                                      For the Year Ended
                                                         December 31,
                                             2005                       2004
                                           -----------               -----------
Approximate risk free rate                   6.00%                      3.74%
Average expected life                      5 years                    5 years
Dividend yield                                  0%                         0%
Volatility                                     80%                        73%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R "Share-Based Payment," a revision to FASB No 123. SFAS 123R replaces existing requirements under SFAS No. 123 and APB No. 25, and requires public companies to recognize a compensation expense an amount equal to the fair value of share-based payments granted, such as employee stock options. This is based on the grant-date fair value of those instruments. SFAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, SFAS 123R will be effective for interim periods beginning after December 15, 2005. The Company is currently determining what impact the proposed statement would have on its results of operations and financial position. The impact will largely be due to the selection of either the Black-Scholes or the binominal lattice model for valuing options, which may be material.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43. This statement requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of this statement did not have a material effect on the Company's results of operations, cash flows or financial position.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximated fair value as of December 31, 2005 because of the relatively short maturity of these instruments.

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

NOTE 2 - BALANCE SHEET DISCLOSURES

Inventories are summarized as follows at December 31, 2005:



     Raw materials                                          $         1,432,211
     Work in process and finished goods                               1,123,423
                                                            -------------------
                                                            $         2,555,634
                                                            ===================



Property and equipment consist of the following at December 31, 2005:



     Machinery and equipment                                $         3,906,315
     Leasehold improvements                                             146,211
                                                            -------------------
                                                                      4,052,526
Less accumulated depreciation                                        (2,193,772)
                                                            -------------------
                                                            $         1,858,754
                                                            ===================

NOTE 3 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit with a bank secured by substantially all of the Company's assets. The line matures in September 2006. Interest is at a variable rate tied to LIBOR and is periodically adjusted. As of December 31, 2005 the Company had no outstanding balance on this line-of-credit.


NOTE 4 - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that based on available evidence, are not expected to be realized. As of December 31, 2005, the Company had a Federal net operating loss ("NOL") carry forward of approximately $585,000 that will expire in 2024 and 2025 and state net operating loss carry forwards of approximately $1,362,000 that will expire between 2023 and 2025.



The net current and long-term deferred tax assets and liabilities in the accompanying balance sheet include the following at December 31, 2005:



     Current deferred tax assets                            $            86,000
     Current deferred tax liability                                    (307,724)
                                                            -------------------
     Net current deferred tax liability                     $          (221,724)
                                                            ===================

     Long-term deferred tax assets                          $           234,000
     Long-term deferred tax liability                                   (55,000)
                                                            -------------------

     Net long-term deferred tax assets                      $           179,000
                                                            ===================


Temporary differences giving rise to a significant portion of deferred tax assets (liabilities) are as follows at December 31, 2005:


     Deferred tax assets:

     Reserves for returns and other                         $            52,000
     Net operating loss carryforward                                    228,000
     Allowance for doubtful accounts                                     34,000
     Contributions carried forward                                        6,000
                                                            --------------------
     Total deferred tax assets                              $           320,000

     Deferred tax liabilities:

     Property and equipment                                             (55,000)
     Prior year refunds received and deferred                          (307,724)
                                                             -------------------


     Net deferred tax liability                             $           (42,724)
                                                            ===================

The deferred tax liability of $307,724 relates to refunds received in 2005 in excess of expected amounts. The amount received was recorded as a liability in 2005 as the Company determines the final status of its tax filings for 2001 through 2004.



The following is a reconciliation of the statutory federal income tax rate applied to pre-tax accounting net income compared to the income taxes in the consolidated statements of income:



                                                       For the Years Ended
                                                           December 31,
                                                         2005         2004
                                                     ------------  -----------
      Income tax expense (benefit) at the
       statutory rate                                $    53,339   $ (284,129)

      Change resulting from:
         State and local income taxes, net of
         federal income tax                                5,177      (27,516)
         Non-deductible expenses                             920          713
         Foreign tax credits and income
          Exclusions                                           -      (22,739)
         Other                                             3,451       63,103
                                                     ------------  -----------
                                                     $    62,887   $ (270,568)
                                                     ============  ===========



NOTE 5 - LONG-TERM DEBT

At December 31, 2005 long-term debt consists of:


      Note payable to a financing company with interest at 0%.
       The note calls for monthly principal payments of $525
        and matures December 2007. Collateralized by vehicle.      $   13,125
                                                                   ----------
                                                                       13,125
         Less current portion                                         ( 6,300)
                                                                   ----------
                                                                   $    6,825
                                                                   ==========


Maturities of long-term obligations are as follows:



Year Ending December 31,
------------------------

            2006                                          $             6,300
            2007                                                        6,825

                                                          -------------------
                                                          $            13,125
                                                          ===================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

RELATED PARTY OPERATING LEASES

The Company leases office and manufacturing facilities under an operating lease for property controlled by the Company's President, which expires in September 2006. Rent expense recorded in 2005 was 446,088 under this related party lease.

OTHER

The Company also has one operating lease for a vehicle, which expires in June 2010. Payments under this lease are $723 per month.

Expense for these leases was:

Year Ending December 31,

2005 $ 454,769
2004 $ 529,859

LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company


DEPOSITS

At December 31, 2005 and 2004, the Company had deposits of approximately $257,949 and $158,720, respectively for orders of production materials.

NOTE 7 - STOCKHOLDERS' EQUITY

STOCK OPTIONS

In 1997, the Company adopted an incentive stock option plan for employees concerning a maximum of 250,000 shares. The options vest on an annual basis. As of December 31, 2005, the Company had 131,500 incentive options outstanding under this plan, with exercise prices ranging from $2.00 to $2.40 per share.

In September 1997, the Company adopted a Non-Employee Directors' Option Plan. The Board approved a program to grant certain directors the right to purchase common stock of the Company. The options vest on an annual basis. As of December 31, 2005, the Company had 37,500 options outstanding under this plan with exercise prices ranging from $1.32 to $5.00 per share.

The following table presents the activity for options outstanding:



                                     Incentive      Non-qualified    Average
                                     Stock          Stock            Exercise
                                     Options        Options          Price
                                  -------------   -------------    -------------

Outstanding - December 31, 2003        210,900          40,000        $  2.15
         Granted                             -           7,500           1.79
         Forfeited/canceled            (17,500)         (5,000)          2.22
         Exercised                     (88,000)              -           2.00
                                  -------------   -------------    -------------
Outstanding - December 31, 2004        105,400          42,500        $  2.15
         Granted                        50,500           7,500           2.23
         Forfeited/canceled                  -         (12,500)          2.44
         Exercised                     (24,400)              -           2.00
                                  -------------   -------------    -------------
Outstanding - December 31, 2005        131,500          37,500        $  2.18
                                  =============   =============    =============


The following table presents the composition of options outstanding and exercisable:


                                             Options Outstanding                                Options Exercisable
     Range of Exercise Prices             Number           Price*             Life*           Number            Price*
----------------------------------   ---------------- ----------------  ---------------- ----------------  ----------------
$1.32 - $1.79                             22,500      $       1.62             2.00            5,625       $     1.48
$2.00                                     81,000              2.00             1.11           81,000             2.00
$2.01 - $3.00                             58,000              2.32             8.45           56,125             2.32
$3.01 - $5.00                              7,500              4.75             0.42            7,500             4.75
                                     ---------------- ----------------  ---------------- ----------------  ----------------
Total - December 31, 2005                169,000      $       2.18             3.72          150,250       $     2.26
                                     ================ ================  ================ ================  ================


o Price and life reflect the weighted average exercise price and weighted average remaining contractual life, respectively.

NOTE 8 - INCOME PER SHARE

The following table sets forth the computation for basic and diluted earnings per share:



                               For the Years Ended
                                  December 31,
                                                        2005            2004
                                                   -------------   ------------
Numerator for basic income (loss) per share        $     93,992    $   (565,108)
                                                   =============   =============
Numerator for diluted income (loss) per
 common share                                      $     93,992    $   (565,108)
                                                   =============   =============
Denominator for basic earnings per share -
 weighted average shares outstanding                  4,681,116       4,668,615
Effect of dilutive securities - options                  21,704               -
                                                   -------------   -------------
Denominator for diluted income (loss) per share -
 adjusted weighted average shares outstanding         4,702,820       4,668,615
                                                   =============   =============
Diluted income (loss) per common share             $       0.02    $      (0.12)
                                                   =============   =============



Where the inclusion of potential common shares is anti-dilutive, such shares are excluded from the computation.

NOTE 9 - STOCK EXCHANGE AGREEMENT

The Company entered into a Stock Exchange Agreement (the "Agreement") dated as of March 31, 2006 with Partner Success Holdings Limited ("PSHL") under which all of the issued and outstanding shares of PSHL are to be acquired by the Company in consideration for the issuance to the owners of PSHL of common stock representing a 94% ownership interest in the Company, after giving effect to a redemption by the Company of 3,629,350 shares of its outstanding common stock owned individually by its President, Gary H. Schlatter. The redemption is to be in consideration for the transfer to Mr. Schlatter of all of the Company's outstanding common stock of its wholly-owned operating subsidiary, OraLabs, Inc. The 94% ownership interest in the Company is to be determined on a fully-diluted basis that will take into account the issuance of 300,000 shares to the non-employee directors of the Company prior to closing and after receiving shareholder approval, and any options that may be exercised by employees prior to the closing. If the closing of the Agreement occurs, PSHL will become a wholly-owned subsidiary of the Company. The closing of the Agreement is conditioned upon, among other things, customary closing conditions, including the satisfaction of both the Company and PSHL with their due diligence investigations of the other party and the receipt by the Board of Directors of the Company of a fairness opinion. There can be no assurance that closing of the transactions described in the Agreement will occur.

NOTE 10 - MAJOR CUSTOMERS

The Company had two major customers that accounted for net sales of approximately $2,400,000 and $1,600,000, respectively, of which $406,578 was due from these customers and included in accounts receivable at year end. For the year ended December 31, 2004, two customers accounted for net sales of approximately $1,950,000 and $1,400,000, respectively, of which $174,805 was due from those customers and included in accounts receivable at December 31, 2004.

NOTE 11 - EXPORT SALES

During the year ended December 31, 2005 and 2004, the Company had export sales of approximately $1,055,397 and $918,000, or 8% and 7% of product sales, respectively. All of the Company's export business is transacted in U.S. dollars and the Company had no foreign currency translation adjustments.

NOTE 12 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

In the fourth quarter for the year ended December 31, 2005, the Company adjusted its reserves related to promotional expenses and returns and allowances as a result of changes in estimates based on management evaluation and historical sales analysis. The adjustment increased income by approximately $273,000.


NOTE 13- 401K PLAN

During 2005, the Company began to offer a 401(k) retirement plan (the "Plan") which covers all employees. Employees are eligible to participate after one year of service. Employees may contribute amounts based on the limits established by the Internal Revenue Service. Employer discretionary payments, as well as certain matching contributions, may be made as determined by the Board of Directors. The discretionary and matching contributions vest immediately. During 2005, the Company contributed approximately $44,979 to the Plan.

                                  EXHIBIT INDEX

Exhibit



No.      Description
--------------------

14.1     Code of Ethics
23.1     Consent of Independent Registered Public Accounting Firm (GHP Horwath,
         PC)
23.2 Consent of Independent Registered Public Accounting Firm (Ehrhardt Keefe Steiner & Hottman P.C.)
31.1     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2     Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant
               To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Emile Jordan
32.2     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Gary H. Schlatter