Form 10QSB
period 2006-03-31
ORALABS HOLDING CORP
filed 2006-05-22
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                 For the quarterly period ended: March 31, 2006

                                       or

    |_| Transition Report Pursuance to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                        For the transition period from to

                        COMMISSION FILE NUMBER: 000-23039

                              ORALABS HOLDING CORP.


        (Exact name of small business issuer as specified in its charter)



           Colorado                                          14-1623047
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



18685 East Plaza Drive, Parker, Colorado                        80134
----------------------------------------                     -----------
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

|X| Yes  |_| No

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of The Exchange Act).

Yes |_|  |X| No


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

|_| Yes  |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2006 Issuer had 4,693,015 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_|  |X| No

                                Table of Contents


Part I.    Financial Information

  Item 1.    Financial Statement                                            Page

         Consolidated Balance Sheets as of March 31, 2006 (Unaudited)
          And December 31, 2005...........................................     2

         Consolidated Statements of Operations Three Months Ended
          March 31,2006 and 2005 (Unaudited)..............................     3

         Consolidated Statement of Stockholders' Equity from
          December 31, 2005 Through March 31,2006 (Unaudited).............     4

         Consolidated Statements of Cash Flows, Three Months Ended
          March 31, 2006 and 2005 (Unaudited).............................     5

         Notes to Consolidated Financial Statements.......................  6-10


 Item 2.     Management's Discussion and Analysis of Financial Condition
              And Results of Operations................................... 10-12


 Item 3.     Controls and Procedures......................................    12


Part II.   Other Information.............................................. 13-15


Exhibit Index.............................................................    15

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                             March 31, 2006     December 31, 2005
                                                            -----------------   -----------------
                                                                Unaudited
                                     Assets
Current assets
   Cash and cash equivalents                                $      1,972,680    $      1,834,144
   Accounts receivable-trade, net of allowance for
    doubtful accounts of $114,480 (2006)and $86,639 (2005)         1,334,940           1,795,898
   Inventories                                                     2,597,619           2,555,634
   Prepaid expenses                                                  281,982             173,533
   Deposits and other assets                                         416,287             257,949
                                                            -----------------   -----------------
       Total current assets                                        6,603,508           6,617,158
 Non-current assets
   Deferred tax assets, net                                                              179,000
   Property and equipment, net                                     1,928,697           1,858,754
                                                            -----------------   -----------------
       Total non-current assets                                    1,928,697           2,037,754
                                                            -----------------   -----------------
 Total assets                                               $      8,532,205    $      8,654,912
                                                            =================   =================
                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                 $        965,541    $      1,021,153
   Deferred revenue                                                   86,244             630,000
   Accrued liabilities                                               236,895             121,321
   Reserve for returns                                               102,563             100,810
   Current portion of long-term debt                                   6,300               6,300
   Deferred tax liability current                                    203,936             221,724
                                                            -----------------   -----------------
       Total current liabilities                                   1,601,479           2,101,308
                                                            -----------------   -----------------
Non-current liabilities
   Long-term debt, less current portion                                5,250               6,825
   Deferred tax liability long-term                                   44,802
                                                            -----------------   -----------------
       Total non-current liabilities                                  50,052               6,825
                                                            =================   =================

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares
 authorized; none issued and outstanding                                   0                   0
Common stock, $.001 par value; 25,000,000 shares
 authorized, 4,693,015 issued and outstanding                          4,693               4,693
Additional paid-in capital                                         1,511,820           1,511,820
Retained earnings                                                  5,364,161           5,030,266
                                                            -----------------   -----------------
Total stockholders' equity                                         6,880,674           6,546,779
                                                            -----------------   -----------------

Total liabilities and stockholders' equity                  $      8,532,205    $      8,654,912
                                                            =================   =================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                  Consolidated Statements of Operations for the
              Three Months ended March 31, 2006 and March 31, 2005
                                   Unaudited


                                                                   2006               2005
                                                                  ------             ------
Product sales, net                                          $      4,518,709    $      3,580,849
Cost of Sales                                                      2,708,487           2,380,514
                                                            -----------------   -----------------
  Gross profit                                                     1,810,222           1,200,335
                                                            -----------------   -----------------
Operating Expenses:
  Engineering                                                         45,651              92,872
  Selling and marketing costs                                        433,036             406,462
  General and administrative                                         767,231             715,015
  Other                                                               25,823              20,353
                                                            -----------------   -----------------
Total operating expenses                                           1,271,741           1,234,702
                                                            -----------------   -----------------
Income (loss) from operations                                        538,481             (34,367)
Other income
  Interest and other income                                           12,405              11,350
                                                            -----------------   -----------------
Total other income                                                    12,405              11,350
                                                            -----------------   -----------------
Net income (loss) before provision for income taxes                  550,886             (23,017)

Income tax (expense) benefit                                        (216,991)              7,365
                                                            -----------------   -----------------
Net income (loss)                                           $        333,895    $        (15,652)
                                                            =================   =================
Basic and diluted net income (loss) per common share        $            .07    $            .00
                                                            =================   =================
Weighted average shares outstanding - basic                        4,693,015           4,668,615
                                                            =================   =================
Weighted average shares outstanding - diluted                      4,705,129           4,668,615
                                                            =================   =================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

             Consolidated Statement of Stockholders' Equity For the
                        Three Months Ended March 31, 2006
                                    Unaudited


                                       Common               Addl. Paid-In    Retained
                                       Shares     Amount       Capital       Earnings       Total
                                   ------------------------------------------------------------------
Balance at December 31, 2005         4,693,015    $4,693      $1,511,820    $5,030,266    $6,546,779


Net income                                                                     333,895       333,895

                                   ------------------------------------------------------------------
Balance at March 31, 2006            4,693,015    $4,693      $1,511,820    $5,364,161    $6,880,674
                                   ==================================================================

                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                           Consolidated Statements of
                         Cash Flow For the Three Months
                          Ended March 31, 2006 and 2005
                                    Unaudited


                                                                     2006                2005
                                                                     ----                ----

Cash flows from operating activities

Net income (loss)                                           $        333,895    $        (15,652)
                                                            -----------------   -----------------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                                       133,958             133,822
  Allowance for (recovery of) doubtful accounts                       27,840             (28,048)
  Deferred income taxes                                              206,014              (7,365)


  Changes in assets and liabilities:
  Accounts receivable - trade                                        433,117            (220,676)
  Inventories                                                        (41,986)            124,095
  Prepaid expenses, deposits and other assets                       (266,787)            192,084
  Accounts payable - trade                                           (55,612)            181,088
  Deferred revenue                                                  (543,755)
  Accrued liabilities                                                115,574              99,207
  Reserve for returns                                                  1,753              13,596
  Income taxes payable/receivable                                                        135,566

                                                            -----------------   -----------------
                                                                      10,116             623,369
                                                            -----------------   -----------------
Net cash provided by operating activities                            344,011             607,717
                                                            -----------------   -----------------
Cash flows from investing activities

  Investment in property and equipment                              (203,900)           (282,028)
                                                            -----------------   -----------------
    Net cash used in investing activities                           (203,900)           (282,028)
                                                            -----------------   -----------------
Cash flows from financing activities
  Payment on long term debt                                           (1,575)             (5,719)
                                                            -----------------   -----------------
  Net cash used in financing activities                               (1,575)             (5,719)
                                                            -----------------   -----------------

Net increase in cash and cash equivalents                            138,536             319,970
Cash and cash equivalents, beginning of the period                 1,834,144             866,432
                                                            -----------------   -----------------
Cash and cash equivalents, end of the period                $      1,972,680    $      1,186,402
                                                            =================   =================



                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This report should, therefore, be read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "2005 Form 10-KSB") of OraLabs Holding Corp. and Subsidiaries (the "Company").

The information included in this report is unaudited but reflects all adjustments which, in the opinion of management, are necessary to a fair statement of the results of the interim periods covered thereby. All adjustments are of a normal and recurring nature except as described herein.

RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform to the 2006 presentation.

RECENT ACCOUNTING PROUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in Note 5 to the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position ("FSP") 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP 123R-2")". FSP 123R-2 provides companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company's normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on January 1, 2006.

In November 2005, the FASB issued FSP 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R ("APIC Pool"), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2006:




       Machinery and equipment                              $ 3,823,641
       Construction in progress                                 286,574
       Leasehold improvements                                   146,211
                                                            ------------
                                                              4,256,426
       Less accumulated depreciation                         (2,327,729)
                                                            ------------
                                                            $ 1,928,697
                                                            ============

NOTE 3 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires September 2006. As of March 31, 2006, the Company had no outstanding balance on this line-of-credit.

NOTE 4 - RESERVE FOR RETURNS AND ALLOWANCES

The reserve for returns and allowances is calculated as a percentage of sales with a consideration of historical returns. The reserve was decreased in 2005 following an evaluation of historical returns as well as an analysis of current outstanding accounts receivable and future return estimates. The rate of returns decreased during 2005 and through the first quarter of 2006.

NOTE 5 - STOCK-BASED COMPENSATION

The Company has two stock option plans, an incentive stock option plan, the 1997 Stock Option Plan (the "1997 Plan"), and the 1997 Non-Employee Directors' Option Plan (the "1997 Directors' Plan"), (collectively, the "Plans"). Under the 1997 Plan, grants of incentive stock options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Under the 1997 Directors' Plan, Non-qualified options may be issued to directors of the Company. The exercise price of incentive stock options granted under the 1997 Plan must be at least 100% of the fair market value of the Company's stock at the grant date. The exercise price of non-qualified options is at the fair market value of the Company's stock at the grant date. Aggregate common shares of 250,000 are reserved for issuance under the 1997 Plan. Shares forfeited can be reissued under the 1997 Plan. Options issued under the 1997 Plan vest over five years and expire ten years from the date of grant. Options issued under the 1997 Directors' Plan vest over four years and expire five years from the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

In the first quarter of 2006, the Company calculated compensation expense of $950 related to stock options.

The weighted average fair value of stock options at the date of grant during the three months ended March 31, 2006 and 2005 was $2.21 and $2.20, respectively. For options granted subsequent to our adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company had no stock option grants during the three months ended March 31, 2006 and 2005.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the three months ended March 31, 2006 is presented below:

                                                                       Weighed
                                                         Weighted      Average
                                            Shares       Average      Remaining     Aggregate
                                             Under       Exercise    Contractual    Intrinsic
                                            Option        Price         Life          Value
                                         -----------   -----------   -----------   -----------
   Outstanding at January 1, 2006           169,000    $     2.21
       Granted
       Exercised                                 --            --
       Forfeited                             (6,250)         1.75
                                         -----------

   Outstanding at March 31, 2006            162,750    $     2.23    3.96 years    $    4,994
                                         ===========   ===========                 ===========

   Exercisable at March 31, 2006            150,250    $     2.27    3.99 years    $    2,381
                                         ===========   ===========                 ===========


No stock options vested or were issued during the three months ended March 31, 2006 and 2005.

A summary of the status of the Company's non-vested shares as of March 31, 2006, and changes during the period ended March 31, 2006 is presented below.


                                                   Non-vested      Weighted
                                                   Shares          Average
                                                   Under           Grant Date
             Non-vested Shares                     Option          Fair Value
                                                   ------------    ------------
           Non-vested at January 1, 2006           18,750          $ 0.83
           Granted
           Vested
           Forfeited                               (6,250)           0.83
                                                   ------------

           Non-vested at March 31, 2006            12,500          $ 0.83
                                                   ============


As of March 31, 2006, we had approximately $10,650 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

Prior to January 1, 2006, we accounted for stock-based compensation plans under APB 25. We adopted the disclosure-only provision of SFAS 123. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, our net loss and net loss per share would not have been significantly different from the actual amounts reported for the three months ended March 31, 2005.

NOTE 6 - CUSTOMER CONCENTRATIONS

The Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's sales for the periods ended March 31.


                                        3 months ended
                                      ------------------
             Customer                 3/31/06    3/31/05
             --------                 -------    -------
             A                           28%         0%
             B                            8%        13%

NOTE 7 - COMMITMENTS AND CONTINGENCIES

RELATED PARTY OPERATING LEASES

The Company leases office and manufacturing facilities under an operating lease for property controlled by the Company's President, which expires in September 2006. Rent expense recorded during both the three months ended March 31, 2006 and 2005 was $111,522 under this related party lease.

OTHER

The Company also has one operating lease for a vehicle, which expires in June 2010. Payments under this lease are $723 per month.

Expense for these leases was:

Quarter Ending March 31,

2006 $ 112,969
2005 $ 115,281

LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company

DEPOSITS

At March 31, 2006 the Company had deposits of approximately $416,287 for orders of production materials.

NOTE 8 - STOCK EXCHANGE AGREEMENT

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

                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended March 31, 2006. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate work force, and changes in market conditions.

Results of Operations. For the three month period ended March 31, 2006 as compared with the three month period ended March 31, 2005.

Product sales increased $937,860 or 26%. This increase in revenue was primarily a result of a significant sale to a new customer. Future sales to this customer are uncertain at this time. The Company believes that the second quarter of the year will bring a higher level of sales than the second quarter of 2005 due to the upwards trend of the Company's promotional product business. The Company believes that it can supply any orders that it would reasonably expect to receive during the second quarter. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $609,887. As a percentage of sales, gross profit increased 6%. A greater concentration of sales were to higher margin customers resulting in increased gross profit margin. The Company's capital investment in automation continues, as it did in 2005, to make a positive impact on labor costs. The Company anticipates continued improvements in costs of operations, which will be a positive factor in managing gross profit. However, lower selling prices and higher product packaging costs in the remainder of 2006 will likely keep margins in the same range as first quarter 2006.

Engineering costs decreased by $47,221 due to a decrease in variable labor costs to maintain and repair manufacturing equipment, as well as by an increase in the amount of engineering salaries being capitalized in first quarter 2006 toward production automation projects.

Selling and marketing increased by $26,574 due to an increase in sales commissions.

Administrative expenses increased $52,216. Salaries increased in the first quarter of 2006 by $35,858. Accounting fees and insurance costs were also up from 2005.

Other expense increased $5,470, primarily caused by filing fees. Additional expenses are expected in second quarter relating to the Stock Exchange Agreement disclosed in Note 8, which is expected to close during 2006.

The Company had net income of $333,895 in the first quarter of 2006 compared to a net loss of $15,652 in the first quarter of 2005 as explained by the above activities.

The effective tax rate increased from 32% to 39% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The Company's remaining net operating loss carry forwards were fully offset with taxable income during the three months ended March 31, 2006. As a result, future taxable income will result in income taxes payable.

Liquidity and Capital Resources. Balance Sheet as of March 31, 2006 compared to December 31, 2005.

At March 31, 2006, the Company had $1,972,680 of cash and its current ratio was 4 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities during the three months ended March 31, 2006 in the amount of $344,011 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, decreased $460,957. While A/R decreased by $433,117, the allowance for doubtful accounts increased by $27,840. The Company collected past due receivables by over $200,000 from December 31, 2005 to March 31, 2006 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. The Company anticipates the second quarter to have lower revenue than the first quarter and therefore expects accounts receivable may decrease at the end of second quarter.

Inventory increased $41,986, remaining stable from fourth quarter 2005. Inventory is anticipated to remain stable throughout 2006.

Prepaid expenses and deposits increased $266,787 due primarily to a greater volume of purchases requiring wire pre-payment, as well as a large outlay for insurance premiums.

Accounts payable decreased $55,611 due to timing of payments.

Accrued liabilities increased $104,596 due to timing of accrued payroll.

Reserve for returns increased $1,753 remaining stable. It is anticipated that the reserve for returns will remain stable going forward.

Deferred revenue decreased $543,755 due to the sale in first quarter to a customer that had prepaid in fourth quarter 2005. The prepayment in 2005 was booked as deferred revenue.

Income taxes payable increased $10,977. The Company's remaining net operating loss carry forwards were fully offset with taxable income during the three months ended March 31, 2006. As a result, future taxable income, if any, will result in income taxes payable.

Cash from investing activities:

Investment in property and equipment was $203,900. This is comprised of various automation projects designed to reduce production labor costs and increase capacity. Equipment additions of approximately $100,000 are planned for the second quarter.

Trends. Revenues from sales of lip balm, the Company's major product line, were $3,782,348 in the first 3 months of 2006 compared to $2,969,566 for the same period in 2005, or a 27% increase. As stated above in results of operations, this increase in revenue was primarily a result of a significant sale to a new customer. Additional sales to this customer in the future are uncertain. The Company believes that the second quarter of the year will bring a higher level of sales than the second quarter of 2005. However, the Company cannot be sure that any increased level of sales will occur. The Company's promotional products business is trending upwards and is estimated to contribute significantly to additional sales in 2006.

Sales of sour drops and breath fresheners in the first 3 months of 2006 were $400,913 compared to $525,864 for the same period in 2005, or a 24% decrease. The Company continues to maintain a solid base of customers. However, the decrease from 2005 to 2006 is attributed to a major customer that discontinued purchasing in this product category. The Company is expanding this product line and anticipates growth in the second quarter 2006 and beyond.

Sales of EYELIEVE, $132,819 in the first quarter, represented 3% of the overall revenue. The Company anticipates that sales of this product will increase over time. A capital investment of approximately $300,000 is in process to purchase equipment and for plant and equipment modification.

The nutritional supplements, on a relatively smaller scale, provided revenues of $34,852. Revenues were down $50,567 in the first three months of 2006 compared to 2005, or a 59% decrease. As of second quarter 2006, the Company will be closing out this product line.

Sales of hand sanitizers were $167,776 in the first quarter compared to $49,589 in the first quarter of 2005. The sales in first quarter 2005 were classified as lip balm sales. The Company anticipates a steady increase in hand sanitizers in 2006.

Impact of fuel increases. The Company has seen a continued increase in its cost of plastic components and an increase in fuel surcharges by freight companies. If these trends continue, which the Company expects, the Company could see further erosion on margins.

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

The following table shows aggregated information about contractual obligations as of March 31, 2006:


                                                          Payments Due by Period
                         -------------------------------------------------------------------------------------------
                            Total      Less Than 1 Year        1-3 Years          4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt            $11,550             $6,300             $5,250

Building Lease           $223,000           $223,000

Vehicle Lease             $36,873             $8,676            $26,028             $2,169

--------------------------------------------------------------------------------------------------------------------
Total                    $271,423           $237,976            $31,278             $2,169

====================================================================================================================

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in Note 5 to the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position ("FSP") 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP 123R-2")". FSP 123R-2 provides companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company's normal corporate governance policy) if (1) the award is unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on January 1, 2006.

In November 2005, the FASB issued FSP 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). FSP 123R-3 provides a practical exception when a company transitions to the accounting requirements in SFAS 123R. SFAS 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS 123R ("APIC Pool"), assuming the company had been following the recognition provisions prescribed by SFAS 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS 123R and accordingly, the FASB decided to allow a practical exception as documented in FSP 123R-3. This FSP was effective on its issuance date.

ITEM 3. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the last day of the period of the accompanying financial statements (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information.

As previously announced by the Company in its Form 8-K filed on April 6, 2006, OraLabs entered into a Stock Exchange Agreement with Partner Success Holdings Limited ("PSHL") under which OraLabs will acquire PSHL and convey its ownership of OraLabs, Inc. to OraLabs' President, Gary H. Schlatter. Control of the Company would change from Mr. Schlatter to the owners of PSHL or their designees. Closing under the Stock Exchange Agreement is conditioned upon many requirements and there can be no assurance that the closing will occur. If the parties do not otherwise terminate the Stock Exchange Agreement, then OraLabs, in anticipation of a meeting of its shareholders called to approve the transactions, will file with the Securities and Exchange Commission a Proxy Statement that will include more detailed information about the Stock Exchange Agreement and the proposed transactions.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:


   Exhibit
     No.                 Description
     ---                 -----------
  3.1(i)(1)     Articles of Incorporation
  3.1(ii)(2)    Amended and Restated Bylaws
  3.1(ii)(4)    Second Amended and Restated Bylaws
  4(2)          Specimen Certificate for Common Stock
  10.1(2)       1997 Stock Plan
  10.2(2)       1997 Non-Employee Directors' Option Plan
  10.3(3)       Amended and Restated Employment Agreement Between the
                 Company's Subsidiary and Gary Schlatter
  10.4(2)       Stock Option Grant under 1997 Non-Employee Directors' Option
                 Plan
  10.5(i)(5)    Business Lease between the Company's Subsidiary and Gary
                 Schlatter (September 1, 2000)
  10.5(iii)(8)  Amended Business Lease between the Company's Subsidiary and 2780
                 South Raritan, LLC effective October 15, 2000.
  10.5(iv)(9)   Lease between the Company's Subsidiary and 18501 East Plaza
                 Drive, LLC dated September 4, 2003
  10.9(7)       Agreement (effective May 1, 2000, amending the Employment
                 Agreement listed above as Exhibit 10.3).
  10.10(10)     Amended and Restated Employment Agreement between the Company's
                 Subsidiary and Gary Schlatter dated May 1, 2003
  10.11(11)     Stock Exchange Agreement between the Company and Partner Success
                 Holdings Limited as of March 31, 2006
  11            No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.
  21(2)         List of Subsidiaries of the Company

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

11 Incorporated herein by reference to the Company's Form 8-K filed April 6,
2006.

12 Filed herewith.

Reports on Form 8-K were filed by the Company on February 17, 2006, concerning
Item 5.02 (Resignation of a Director), and March 10, 2006, concerning Item 3.01 (a letter from the NASDAQ Stock Market indicating that as a result of the resignation of a director, the Company fails to comply with certain NASDAQ Marketplace Rules, and specifying the cure period to comply as being the earlier of the date of the Company's next annual shareholders' meeting, or February 14,
2007).

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



Dated May 22, 2006





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