Form 10QSB
period 2006-06-30
ORALABS HOLDING CORP
filed 2006-08-18
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                  For the quarterly period ended: June 30, 2006

                                       or

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

|_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2006 Issuer had 4,789,015 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one)

Yes |_| |X| No

                                Table of Contents


     Part I.   Financial Information

       Item 1.   Financial Statement                                        Page

             Consolidated Balance Sheets as of June 30, 2006
              (Unaudited) and December 31, 2005...........................     2

             Consolidated Statements of Operations, Three Months
              and Six Months Ended June 30,2006 and 2005 (Unaudited)......     3

             Consolidated Statement of Stockholders' Equity, Six Months
              Ended June 30, 2006 (Unaudited).............................     4

             Consolidated Statements of Cash Flows, Six Months Ended
              June 30, 2006 and 2005 (Unaudited)..........................     5

             Notes to Consolidated Financial Statements...................   6-9


       Item 2.   Management's Discussion and Analysis of Financial
                  Condition And Results of Operations..................... 10-13

       Item 3.   Controls and Procedures..................................    13


     Part II.  Other Information.......................................... 14-15

     Signatures...........................................................    16

     Exhibit Index........................................................    16

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                 June 30, 2006     December 31, 2005
                                                               -----------------   -----------------
                                                                   Unaudited
                                     Assets
Current assets
   Cash and cash equivalents                                   $      2,578,696    $      1,834,144
   Accounts receivable-trade, net of allowance for
    doubtful accounts of $67,064 (2006) and $86,639 (2005)            1,181,107           1,795,898
   Inventories                                                        2,812,677           2,555,634
   Prepaid expenses                                                     204,401             173,533
   Deposits and other assets                                            324,137             257,949
                                                               -----------------   -----------------
       Total current assets                                           7,101,018           6,617,158
                                                               -----------------   -----------------
 Non-current assets
   Deferred tax assets, net                                                              179,000
   Property and equipment, net                                        2,115,348           1,858,754
                                                               -----------------   -----------------
       Total non-current assets                                       2,115,348           2,037,754
                                                               -----------------   -----------------
 Total assets                                                  $      9,216,366    $      8,654,912
                                                               =================   =================
                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable - trade                                    $        836,652    $      1,021,153
   Deferred revenue                                                      85,148             630,000
   Accrued liabilities                                                  177,779             121,321
   Reserve for returns                                                   50,188             100,810
   Income tax payable                                                   130,365
   Current portion of long-term debt                                      6,300               6,300
   Deferred tax liability- current                                      248,016             221,724
                                                               -----------------   -----------------
       Total current liabilities                                      1,534,448           2,101,308
                                                               -----------------   -----------------
Non-current liabilities
   Long-term debt, less current portion                                   3,675               6,825
   Deferred tax liability- long-term                                     26,618
                                                               -----------------   -----------------
       Total non-current liabilities                                     30,293               6,825
                                                               -----------------   -----------------

Commitments and contingencies

Stockholders' equity
Preferred stock, $.001 par value, 1,000,000 shares
 authorized; none issued and outstanding
Common stock, $.001 par value; 25,000,000 shares
 authorized, 4,789,015 (2006) and 4,693,015 (2005)
 issued and outstanding                                                   4,789               4,693
Additional paid-in capital                                            1,828,683           1,511,820
Retained earnings                                                     5,818,153           5,030,266
                                                               -----------------   -----------------
Total stockholders' equity                                            7,651,625           6,546,779
                                                               -----------------   -----------------

Total liabilities and stockholders' equity                     $      9,216,366    $      8,654,912
                                                               =================   =================


                 See Notes to Consolidated Financial Statements

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Operations
        Three Months and Six Months Ended June 30, 2006 and June 30, 2005
                                    Unaudited

--------------------------------------------------------------------------------------------------------
                                              Three Months Ended                   Six Months Ended
                                          06/30/06          06/30/05          06/30/06          06/30/05
--------------------------------------------------------------------------------------------------------

Product sales, net                       $4,400,146        $2,543,188        $8,918,855        $6,124,024
Cost of sales                             2,405,372         1,597,957         5,113,858         3,978,471
                                         ----------        ----------        ----------        ----------
Gross profit                              1,994,774           945,231         3,804,997         2,145,553
                                         ----------        ----------        ----------        ----------
Operating Expenses:
  Engineering                                28,113            34,838            73,765           127,709
  Selling and marketing costs               431,405           244,949           864,442           656,411
  General and administrative                850,574           693,107         1,617,804         1,403,122
  Other                                       4,235             5,554            30,058            25,907
                                         ----------        ----------        ----------        ----------
Total operating expenses                  1,314,327           978,448         2,586,069         2,213,149
                                         ----------        ----------        ----------        ----------
Net operating income (loss)                 680,447           (33,217)        1,218,928           (67,596)
Interest and other income                    22,938            28,908            35,343            40,258
                                         ----------        ----------        ----------        ----------
Income (loss) before provision for
 income taxes                               703,385            (4,309)        1,254,271           (27,338)

Income tax (expense) benefit               (249,393)            1,383          (466,384)            8,748
                                         ----------        ----------        ----------        ----------
Net income (loss)                        $  453,992        $   (2,926)       $  787,887        $  (18,590)
                                         ==========        ==========        ==========        ==========
Basic and diluted income (loss) per
 common share                            $      .10        $        *        $      .17        $        *
                                         ==========        ==========        ==========        ==========
Weighted average shares outstanding
 - basic                                  4,777,047         4,669,688         4,735,263         4,669,154
                                         ==========        ==========        ==========        ==========
Weighted average shares outstanding
 - diluted                                4,818,368         4,669,688         4,778,253         4,669,154
                                         ==========        ==========        ==========        ==========


*    Amount is less than $(.01) per share


                 See Notes to Consolidated Financial Statements

                      ORALABS HOLDING CORP AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                         Six Months Ended June 30, 2006
                                    Unaudited


                                       Common               Addl. Paid-In    Retained
                                       Shares     Amount       Capital       Earnings       Total
                                   ------------------------------------------------------------------
Balance at December 31, 2005         4,693,015    $4,693      $1,511,820    $5,030,266    $6,546,779

Stock options exercised                 96,000        96         210,104                     210,200

Tax benefit on exercise
 of stock options (Note 2)                                       104,109                     104,109

Stock-based compensation expense                                   2,650                       2,650

Net income                                                                     787,887       787,887

                                   ------------------------------------------------------------------
Balance at June 30, 2006             4,789,015    $4,789      $1,828,683    $5,818,153    $7,651,625
                                   ==================================================================


                 See Notes to Consolidated Financial Statements

                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2006 and 2005
                                    Unaudited


                                                                        2006                2005
                                                                        ----                ----

Cash flows from operating activities:

Net income (loss)                                              $        787,887    $        (18,590)
                                                               -----------------   -----------------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                                          270,843             275,958
  Recovery of doubtful accounts                                         (16,575)           (140,379)
  Deferred income taxes                                                 231,910              (8,748)
  Stock-based compensation expense                                        2,650

Changes in assets and liabilities:
  Accounts receivable - trade                                           631,366             601,853
  Inventories                                                          (257,043)           (308,589)
  Prepaid expenses, deposits and other assets                           (97,056)            187,296
  Accounts payable - trade                                             (184,501)            (33,108)
  Deferred revenue                                                     (544,852)
  Accrued liabilities                                                    56,458               1,851
  Reserve for returns                                                   (50,622)           (110,446)
  Income taxes payable/receivable                                       130,365             135,567

                                                               -----------------   -----------------
                                                                        172,943             601,255
                                                               -----------------   -----------------
Net cash provided by operating activities:                              960,830             582,665
                                                               -----------------   -----------------
Cash flows from investing activities:

  Investment in property and equipment                                 (527,437)           (419,466)
                                                               -----------------   -----------------
Net cash used in investing activities                                  (527,437)           (419,466)
                                                               -----------------   -----------------
Cash flows from financing activities:

  Payment on long term debt                                              (3,150)             (7,294)
  Stock options exercised                                               210,200              48,800
  Tax benefit on exercise of stock options (Note 2)                     104,109
                                                               -----------------   -----------------
Net cash provided by financing activities                               311,159              41,506
                                                               -----------------   -----------------

Net increase in cash and cash equivalents                               744,552             204,705
Cash and cash equivalents, beginning of the period                    1,834,144             866,432
                                                               -----------------   -----------------
Cash and cash equivalents, end of the period                   $      2,578,696    $      1,071,137
                                                               =================   =================


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

NOTE 2 - RECENT ACCOUNTING PROUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This excess amount was $104,109 for the six months ended June 30, 2006 and is shown as "Tax benefit on exercise of stock options" in the Statement of Cash Flows. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in Note 6 to the consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position ("FSP") 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP 123R-2")". FSP 123R-2 provides companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company's normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on January 1, 2006.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006:

                       Machinery and equipment                 $ 3,963,709
                       Construction in progress                    470,043
                       Leasehold improvements                      146,211
                                                               ------------
                                                                 4,579,963
                       Less accumulated depreciation            (2,464,615)
                                                               ------------
                                                               $ 2,115,348
                                                               ============

NOTE 4 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires in September 2006. As of June 30, 2006, the Company had no outstanding balance on this line-of-credit.

NOTE 5 - RESERVE FOR RETURNS AND ALLOWANCES

The reserve for returns and allowances is calculated as a percentage of sales with a consideration of historical returns. The reserve was decreased in 2005 following an evaluation of historical returns as well as an analysis of current outstanding accounts receivable and future return estimates. The rate of returns decreased during 2005 and through the first six months of 2006.

NOTE 6 - STOCK-BASED COMPENSATION

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

Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, we accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

For the six months ended June 30, 2006, the Company calculated compensation expense of $2,650 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company had no stock option grants during the six months ended June 30, 2006 and granted 50,500 stock options during the six months ended June 30, 2005. The weighted average fair value of stock options at the date of grant during the six months ended June 30, 2005 was $1.52.

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

The following are the weighted-average assumptions used for options granted during the six months ended June 30, 2006 and 2005:


                                                           June 30,
                                                      2006          2005
                                                    --------      --------
         Approximate risk free rate                3.74% - 6%       3.74%
         Average expected life                      5 years       5 years
         Dividend yield                                  0%            0%
         Volatility                                 65% - 80%         81%

A summary of stock option activity for the six months ended June 30, 2006 is presented below:

                                                                             Weighed
                                                               Weighted      Average
                                                  Shares       Average      Remaining     Aggregate
                                                   Under       Exercise    Contractual    Intrinsic
                                                  Option        Price         Life          Value
                                               -----------   -----------   -----------   -----------
         Outstanding at January 1, 2006           169,000    $     2.21
            Granted                                   --            --
            Exercised                             (96,000)         2.19
            Forfeited                              (6,250)         1.75
            Expired                                (7,500)         4.75
                                               -----------
         Outstanding at June 30, 2006              59,250          1.97    2.79 years       $90,394
                                               ===========
         Exercisable at June 30, 2006              50,500          2.02    2.48 years       $74,644

A summary of the status of the Company's non-vested stock options as of and for the six months ended June 30, 2006 is presented below:

                                                     Non-vested       Weighted
                                                       Shares         Average
                                                        Under        Grant Date
                                                       Option        Fair Value
                                                    ------------    ------------
               Non-vested at January 1, 2006             18,750          $ 1.67
               Granted
               Vested                                    (3,750)           1.80
               Forfeited                                 (6,250)           1.67
                                                    ------------

               Non-vested at June 30, 2006                8,750            1.62
                                                    ============


As of June 30, 2006, there was approximately $11,325 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 4 years.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and made pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 permits the use of either a fair value based method or the method defined in APB No. 25 which requires the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the proforma amounts below for the three- month and six-months ended June 30, 2005, as indicated below:


                                           Three months ended   Six months ended
                                                6/30/05              6/30/05
                                              -----------          -----------

Net loss, as reported                         $   (2,926)          $  (18,590)
Total stock-based employee compensation
 expense determined under fair market value
 method for an award                             (98,931)             (98,931)
                                              -----------          -----------
Net loss available to common shareholders-
 pro forma                                    $ (101,857)         $  (117,521)
Basic and diluted loss per common share-
 as reported                                  $        *          $         *
Basic and diluted loss per common share-
 pro forma                                    $    (0.02)         $     (0.03)


*    Amount is less than $(.01) per share


NOTE 7 - CUSTOMER CONCENTRATIONS

The Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's sales for the periods ended June 30.


                                   3 months ended           6 months ended
                                  ---------------           --------------
           Customer              6/30/06    6/30/05       6/30/06    6/30/05
           --------              -------    -------       -------    -------

           A                       16%         7%           10%        14%
           B                        6%        12%            7%        13%
           C                        -          -            14%         -

NOTE 8 - COMMITMENTS AND CONTINGENCIES

RELATED PARTY OPERATING LEASES

The Company leases office and manufacturing facilities under an operating lease for property controlled by the Company's President, which expires in September 2006. Rent expense recorded during both the three and six months ended June 30, 2006 and 2005 was $111,522 and $223,044, respectively, under this related party lease.

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

At June 30, 2006 the Company had deposits of $324,137 for orders of production materials.

NOTE 9 - STOCK EXCHANGE AGREEMENT

The Company entered into a Stock Exchange Agreement (the "Agreement") dated as of March 31, 2006, as amended on July 20, 2006, with Partner Success Holdings Limited ("PSHL") under which all of the issued and outstanding shares of PSHL are to be acquired by the Company in consideration for the issuance to the owners of PSHL of common stock representing a 94% ownership interest in the Company, after giving effect to a redemption by the Company of 3,629,350 shares of its outstanding common stock owned individually by its President, Gary H. Schlatter. The redemption is to be in consideration for the transfer to Mr. Schlatter of all of the Company's outstanding common stock of its wholly-owned operating subsidiary, OraLabs, Inc. The 94% ownership interest in the Company is to be determined on a fully-diluted basis that will take into account the issuance of 300,000 shares to the non-employee directors of the Company prior to closing and after receiving shareholder approval, and any options that may be exercised by employees prior to the closing. Under the amendment, OraLabs, Inc. will pay certain tax liabilities arising out of closing the transactions and will fund all or a part of the payment by purchasing up to 100,000 shares of the Company, the domicile of the Company will be changed from Colorado to Delaware and the number of authorized shares of the Company will be increased to 62,000,000. If the closing of the Agreement occurs, PSHL will become a wholly-owned subsidiary of the Company. The closing of the Agreement is conditioned upon, among other things, customary closing conditions, including the satisfaction of both the Company and PSHL with their due diligence investigations of the other party and the receipt by the Board of Directors of the Company of a fairness opinion. There can be no assurance that closing of the transactions described in the Agreement will occur.

                      ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended June 30, 2006. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecast or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate work force, and changes in market conditions.


Results of Operations. For the three month period ended June 30, 2006 as compared with the three month period ended June 30, 2005.

Product sales increased $1,856,958 or 73%. This increase in revenue was primarily a result of an increase in sales due to increased customer demand and higher sales at the retail level during the second quarter of 2006. The Company received increased orders on its breath freshening products as well as new customers for its new and core products in the second quarter of 2006. The Company believes that it can supply any orders that it would reasonably expect to receive during the third quarter of 2006. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $1,049,543. As a percentage of sales, gross profit increased 8%. A greater concentration of sales were to higher margin customers resulting in increased gross profit margin. The Company's capital investment in automation continues, as it did in 2005, to make a positive impact on labor costs. The Company anticipates continued improvements in costs of operations, which will be a positive factor in managing gross profit.

Engineering costs decreased by $6,725 due to a decrease in variable labor costs to maintain and repair manufacturing equipment, as well as by an increase in the amount of engineering salaries being capitalized in second quarter 2006 toward production automation projects.

Selling and marketing increased by $186,456 due to an increase in sales commissions, sales salaries, advertising, and trade show expense. These expenses are expected to remain at the same increased level through the remainder of 2006.

Administrative expenses increased $157,467. Salaries increased in the second quarter of 2006 by $41,419. Legal fees, accounting fees and insurance costs also increased significantly from the previous period.

The Company had net income of $453,992 in the second quarter of 2006 compared to a net loss of $2,926 in the second quarter of 2005 as explained by the above activities.

The effective tax rate increased from 32% to 35% for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. The Company's remaining net operating loss carry forwards were fully offset with taxable income resulting in income taxes payable of $130,365 as of June 30, 2006. Taxable income in the future will result in income taxes payable.


Results of Operations. For the six month period ending June 30, 2006 as compared with the six month period ending June 30, 2005.

Product sales increased $2,794,831 or 46%. This increase in revenue was primarily a result of an increase in sales due to increased customer demand and higher sales at the retail level. The Company received increased orders on its breath freshening products as well as new customers for its new and core products. Future sales to its new customers are uncertain at this time. The Company believes that the second half of the year will bring a higher level of sales due to the seasonality of our primary product line. The Company believes that it is now in a position to fill a higher level of orders, should they occur. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $1,659,444. As a percentage of sales, gross profit increased 8%. A greater concentration of sales were to higher margin customers, thereby reducing the cost of materials as a percentage of sales. The increase in gross profit is also, but to a lesser extent, due to decreased costs of labor and overhead and materials. The Company's capital investment in automation made a positive impact on labor costs during 2006. The Company anticipates continued improvements in cost of operations and is hopeful that gross profit will continue to make small incremental improvement, although no assurances can be given.

Engineering expenses decreased $53,944 due to an increased amount of engineering salaries being capitalized in 2006 towards production automation projects.

Selling and marketing expenses increased $208,031 due to an increase in salaries, commissions, and advertising. These costs should remain stable through the end of the year.

Administrative expenses increased $214,682 due to an increase in salaries, legal fees, accounting fees, and insurance. The Company expects a decrease in legal fees related to corporate reorganization transactions in the last six months of 2006, as compared to the first six months, but other administrative expenses should remain consistent.

Other expense increased $4,151, remaining stable from 2005 to 2006. Other expenses are expected to remain stable going forward.

The Company had net income of $787,887 in the first six months of 2006 compared to a net loss of $18,590 for the same period in 2005. The effective tax rate for the first six months of 2005 was 32%, while the rate for the first six months of 2006 was 37% consistent with management's expectations.


Liquidity and Capital Resources. Balance Sheet as of June 30, 2006 compared to December 31, 2005.

At June 30, 2006, the Company had $2,578,696 of cash and its current ratio was
4.6 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash provided by operating activities during the six months ended June 30, 2006 in the amount of $960,830 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, decreased $614,791. While A/R decreased by $631,366, the allowance for doubtful accounts decreased by $13,575. The Company collected past due receivables by over $200,000 from December 31, 2005 to June 30, 2006 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances. The Company anticipates the third quarter to have similar revenue to the second quarter and therefore expects accounts receivable to remain consistent.

Inventory increased $257,043, due to an increase in anticipated sales. Inventory is anticipated to remain stable throughout the last half of 2006.

Prepaid expenses and deposits increased $97,056 due primarily to a greater volume of purchases requiring wire pre-payment, as well as a large outlay for insurance premiums.

Accounts payable decreased $184,501 due to timing of payments.

Accrued liabilities increased $56,458 due to accruals for sales commission, payroll, and workman's compensation.

Reserve for returns decreased $50,622 due to an expected decrease in customer deductions for returns based on historical trends of actual returns. It is anticipated that the reserve for returns will remain stable going forward.

Deferred revenue decreased $544,852 due to the sale in first quarter to a customer that had prepaid in fourth quarter 2005. The prepayment in 2005 was recorded as deferred revenue.

Income taxes payable increased $130,365. The Company's remaining net operating loss carry forwards were fully offset with taxable income during the six months ended June 30, 2006. As a result, future taxable income, if any, will result in income taxes payable.


Cash from investing activities:

Investment in property and equipment was $527,437. This is comprised of various automation projects designed to reduce production labor costs and increase capacity. Equipment additions of approximately $100,000 are planned for the third quarter.

Cash flows from financing activities:

Long-term debt decreased $3,150 due to payments made on the vehicle note.

Stock options were exercised in the second quarter resulting in cash flow of $210,200.

A benefit of $104,109 for tax deductions in excess of recognized compensation costs was recorded during the six-months ended June 30, 2006, which will result in less taxes owed by the Company.


Trends. Revenues from sales of lip balm, the Company's major product line, were $6,926,352 in the first 6 months of 2006 compared to $4,829,343 for the same period in 2005, or a 43% increase. As stated above in results of operations, this increase in revenue was primarily a result of sales to new customers. Since these new sales do not have any historical information, it is uncertain whether there will be additional future revenue. The Company believes that the third quarter of the year will bring increased sales, as it has historically. However, the Company cannot be sure that any increased level of sales will occur. The Company expects that its product line has been trimmed where appropriate and new items added such that it is in a position for an increased sales trend. However, the Company has no assurances of these increases and there are many outside influences from a competitive standpoint that the Company has little control over.

Sales of sour drops and breath fresheners in the first 6 months of 2006 were $1,291,392 compared to $927,927 for the same period in 2005, or a 39% increase. The Company continues to maintain a solid base of customers. The increase from 2005 to 2006 is attributed to the addition of new breath freshening products. The Company anticipates growth in the third quarter 2006 and beyond.

Sales of sterile products, $238,169 in the first 6 months of 2006, represented 3% of the overall revenue. The Company anticipates that sales of this product will increase over time. The Company has made a capital investment of approximately $270,000 to purchase equipment and for plant and equipment modification during the first half of 2006.

The nutritional supplements provided revenues of $68,688. Revenues were down $106,838 in the first six months of 2006 compared to 2005, or a 61% decrease. The Company is in the process of discontinuing this product line.

Sales of hand sanitizers were $394,254 in the first 6 months compared to $174,295 in the first 6 months of 2005. The sales in first six months of 2005 were not material to the company's overall sales and therefore were not broken out as a separate group. The Company anticipates a continued steady increase in hand sanitizers in 2006.


Impact of fuel increases. The Company has seen a continued increase in its cost of plastic components and an increase in fuel surcharges by freight companies. If these trends continue, which the Company expects, the Company could see future erosion on margins.


Impact of Inflation. The Company's financial condition has been affected by the recent modest inflation. However, it is not certain to what extent. The Company has been receiving many raw material price increases. At this time the Company does not believe that revenues will be materially affected by inflation. The Company's lip care and oral care products are primarily very low retail price points and impulse items.

The following table shows aggregated information about contractual obligations as of June 30, 2006:

                                                          Payments Due by Period
                         -------------------------------------------------------------------------------------------
                            Total      Less Than 1 Year        1-3 Years          4-5 Years         After 5 Years
--------------------------------------------------------------------------------------------------------------------
Long-Term Debt             $9,975             $6,300             $3,675

Building Lease           $111,522           $111,522

Vehicle                   $34,704             $8,676            $26,028

--------------------------------------------------------------------------------------------------------------------
Total                    $156,201           $126,498            $29,703

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

In October 2005, the FASB issued FASB Staff Position ("FSP") 123R-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R) ("FSP 123R-2")". FSP 123R-2 provides companies with a "practical accommodation" when determining the grant date of an award that is subject to the accounting provisions in SFAS 123R. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company's normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP 123R-2) after the grant was approved. This FSP was effective upon initial adoption of SFAS 123-R on January 1, 2006.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information.

Effective May 1, 2006, the Amended and Restated Employment Agreement between OraLabs, Inc. and Gary Schlatter dated May 1, 2003, was extended for one year (i.e., until April 30, 2007), at an annual salary of $522,610.00.

Item No. 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required to be filed are listed below: Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

           Exhibit
             No.                  Description
             ---                  -----------
          3.1(i)(1)      Articles of Incorporation
          3.1(ii)(2)     Amended and Restated Bylaws
          3.1(ii)(3)     Second Amended and Restated Bylaws
          4(2)           Specimen Certificate for Common Stock
          10.1(2)        1997 Stock Plan
          10.2(2)        1997 Non-Employee Directors' Option Plan
          10.4(2)        Stock Option Grant under 1997 Non-Employee Directors'
                          Option Plan
          10.5(iv)(4)    Lease between the Company's Subsidiary and 18501 East
                          Plaza Drive, LLC dated September 4, 2003
          10.10(5)       Amended and Restated Employment Agreement between the
                          Company's Subsidiary and Gary Schlatter dated May 1, 2003
          10.11(6) Agreement as of May 1, 2006, extending Amended and Restated Employment Agreement between the Company's Subsidiary and Gary Schlatter
          10.12(7)       Stock Exchange Agreement between the Company and
                          Partner Success Holdings Limited as of March 31, 2006
          11             No statement re: computation of per share earnings is
                          required since such earnings computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.
          21(2)          List of Subsidiaries of the Company

          31.1(6)        Certification Pursuant To 18 U.S.C. Section 1350, As
                          Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
          31.2(6)        Certification Pursuant To 18 U.S.C. Section 1350, As
                          Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
          32.1(6)        Certification Pursuant To 18 U.S.C. Section 1350, As
                          Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
          32.2(6)        Certification Pursuant To 18 U.S.C. Section 1350, As
                          Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


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

6 Filed herewith.

7 Incorporated herein by reference to the Company's Form 8-K filed April 6,
2006.

(b) Reports on Form 8-K were filed by the Company on April 6, 2006, concerning
Item 1.01 (Entry into a Material Definitive Agreement) and on July 25, 2006 concerning Item 1.01 with respect to a First Amendment to the Stock Exchange Agreement.

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

                                         ORALABS HOLDING CORP.

                               By: /s/ Gary H. Schlatter
                                   ---------------------
                                   Gary H. Schlatter, President




                               By: /s/ Emile J. Jordan
                                   -------------------
                                   Emile J. Jordan, Chief Financial Officer


Dated: August 18, 2006


                                  Exhibit Index

           Exhibit
           No.             Description
           ---------       ------------
           10.11           Agreement as of May 1, 2006, extending Amended and
                            Restated Employment Agreement between the Company's Subsidiary and Gary Schlatter
           31.1            Certification of President Pursuant To 18 U.S.C.
                            Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
           31.2            Certification of Chief Financial Officer Pursuant To
                            18 U.S.C. Section 1350, As Adopted Pursuant To
                            Section 302 Of The Sarbanes-Oxley Act Of 2002
           32.1            Certification of President pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           32.2            Certification of Chief Financial Officer pursuant to
                            18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002