Form 10QSB
period 2006-09-30
ORALABS HOLDING CORP
filed 2006-11-07
CIK 1044577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

   |X| Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

               For the quarterly period ended: September 30, 2006

                                  or

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

|_| Yes |_| No

                 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30, 2006, the Issuer had 4,848,265 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_| |X| No

                            Table of Contents


 Part I.   Financial Information

   Item 1.   Financial Statement                                        Page

         Consolidated Balance Sheets as of September 30, 2006
          (Unaudited) and December 31, 2005...........................     2

         Consolidated Statements of Operations, Three Months
          and Nine Months Ended September 30, 2006 and 2005
          (Unaudited).................................................     3

         Consolidated Statement of Stockholders' Equity, Nine Months
          Ended September 30, 2006 (Unaudited)........................     4

         Consolidated Statements of Cash Flows, Nine Months Ended
          September 30, 2006 and 2005 (Unaudited).....................     5

         Notes to Consolidated Financial Statements...................   6-9


   Item 2.   Management's Discussion and Analysis of Financial
              Condition And Results of Operations..................... 10-13

   Item 3.   Controls and Procedures..................................    13


 Part II.  Other Information.......................................... 14-15

 Signatures...........................................................    16

 Exhibit Index........................................................    16



                                ORALABS HOLDING CORP. AND SUBSIDIARIES

                                      Consolidated Balance Sheets


                                                                 September 30, 2006   December 31, 2005
                                                                -------------------   -----------------
                                                                    Unaudited
                                      Assets
 Current assets
    Cash and cash equivalents                                   $      1,204,142    $      1,834,144
    Accounts receivable-trade, net of allowance for
     doubtful accounts of $68,686 (2006) and $86,639 (2005)            2,434,113           1,795,898
    Inventories                                                        3,398,068           2,555,634
    Prepaid expenses                                                     174,014             173,533
    Deposits and other assets                                            417,907             257,949
                                                                -----------------   -----------------
        Total current assets                                           7,628,244           6,617,158
                                                                -----------------   -----------------
  Non-current assets
    Deferred tax assets, net                                                                 179,000
    Property and equipment, net                                        2,083,242           1,858,754
                                                                -----------------   -----------------
        Total non-current assets                                       2,083,242           2,037,754
                                                                -----------------   -----------------
  Total assets                                                  $      9,711,486    $      8,654,912
                                                                =================   =================
                       Liabilities and Stockholders' Equity

 Current liabilities
    Accounts payable - trade                                    $        901,120    $      1,021,153
    Deferred revenue                                                      88,848             630,000
    Accrued liabilities                                                  296,671             121,321
    Reserve for returns                                                   52,810             100,810
    Income tax payable                                                    66,211
    Current portion of long-term debt                                      6,300               6,300
    Deferred tax liability - current                                     248,178             221,724
                                                                -----------------   -----------------
        Total current liabilities                                      1,660,138           2,101,308
                                                                -----------------   -----------------
 Non-current liabilities
    Long-term debt, less current portion                                   2,100               6,825
    Deferred tax liability - long-term                                    63,034
                                                                -----------------   -----------------
        Total non-current liabilities                                     65,134               6,825
                                                                -----------------   -----------------

 Commitments and contingencies

 Stockholders' equity
 Preferred stock, $.001 par value, 1,000,000 shares
  authorized; none issued and outstanding
 Common stock, $.001 par value; 25,000,000 shares
  authorized, 4,848,265 (2006) and 4,693,015 (2005)
  issued and outstanding                                                   4,848               4,693
 Additional paid-in capital                                            2,008,141           1,511,820
 Retained earnings                                                     5,973,225           5,030,266
                                                                -----------------   -----------------
 Total stockholders' equity                                            7,986,214           6,546,779
                                                                -----------------   -----------------

 Total liabilities and stockholders' equity                     $      9,711,486    $      8,654,912
                                                                =================   =================


            See Notes to Consolidated Financial Statements




                              ORALABS HOLDING CORP. AND SUBSIDIARIES

                               Consolidated Statements of Operations
                 Three Months and Nine Months Ended September 30, 2006 and September 30, 2005
                                             Unaudited

--------------------------------------------------------------------------------------------------------
                                              Three Months Ended                   Nine Months Ended
                                          09/30/06          09/30/05          09/30/06          09/30/05
--------------------------------------------------------------------------------------------------------

Product sales, net                       $4,385,608        $2,944,492       $13,304,462        $9,068,516
Cost of sales                             2,826,257         1,920,431         7,940,115         5,898,903
                                         ----------        ----------        ----------        ----------
Gross profit                              1,559,351         1,024,061         5,364,347         3,169,613
                                         ----------        ----------        ----------        ----------
Operating Expenses:
  Engineering                                71,889            40,312           145,653           168,021
  Selling and marketing costs               435,501           406,184         1,299,943         1,062,595
  General and administrative                835,542           792,638         2,453,346         2,195,761
  Other                                      13,404            12,768            43,462            38,675
                                         ----------        ----------        ----------        ----------
Total operating expenses                  1,356,336         1,251,902         3,942,404         3,465,052
                                         ----------        ----------        ----------        ----------
Net operating income (loss)                 203,015          (227,841)        1,421,943          (295,439)
Interest and other income                    40,692            13,113            76,035            53,371
                                         ----------        ----------        ----------        ----------
Income (loss) before provision for
 income taxes                               243,707          (214,728)        1,497,978          (242,068)

Income tax (expense) benefit                (88,635)           68,710          (555,019)           77,459
                                         ----------        ----------        ----------        ----------
Net income (loss)                        $  155,072        $ (146,018)       $  942,959        $ (164,609)
                                         ==========        ==========        ==========        ==========
Basic and diluted income (loss) per
 common share                            $      .03        $     (.03)       $      .20        $     (.04)
                                         ==========        ==========        ==========        ==========
Weighted average shares outstanding
 - basic                                  4,812,866         4,693,015         4,761,415         4,677,195
                                         ==========        ==========        ==========        ==========
Weighted average shares outstanding
 - diluted                                4,832,779         4,693,015         4,800,618         4,677,195
                                         ==========        ==========        ==========        ==========


            See Notes to Consolidated Financial Statements





                                  ORALABS HOLDING CORP AND SUBSIDIARIES

                             Consolidated Statement of Stockholders' Equity
                                     Nine Months Ended September 30, 2006
                                                Unaudited

                                                               Additional
                                        Common                  Paid-In       Retained
                                        Shares     Amount       Capital       Earnings       Total
                                    ------------------------------------------------------------------
 Balance at December 31, 2005         4,693,015    $4,693      $1,511,820    $5,030,266    $6,546,779

 Stock options exercised                155,250       155         327,026                     327,181

 Tax benefit on exercise
  of stock options (Note 2)                                       155,320                     155,320

 Stock-based compensation expense                                  13,975                      13,975

 Net income                                                                     942,959       942,959

                                    ------------------------------------------------------------------
 Balance at September 30, 2006        4,848,265    $4,848      $2,008,141    $5,973,225    $7,986,214
                                    ==================================================================


            See Notes to Consolidated Financial Statements




                                     ORALABS HOLDING CORP. AND SUBSIDIARIES

                                      Consolidated Statements of Cash Flows
                                   Nine Months Ended September 30, 2006 and 2005
                                                  Unaudited


                                                                         2006                2005
                                                                         ----                ----

 Cash flows from operating activities:

 Net income (loss)                                              $        942,959    $       (164,609)
                                                                -----------------   -----------------
 Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
   Depreciation                                                          409,134             420,049
   Allowance for (recovery of) doubtful accounts                          12,689            (133,438)
   Deferred income taxes                                                 268,488             (31,830)
   Stock-based compensation expense                                       13,975

 Changes in assets and liabilities:
   Accounts receivable - trade                                          (650,904)             61,048
   Inventories                                                          (842,434)           (305,263)
   Prepaid expenses, deposits and other assets                          (160,439)            244,608
   Accounts payable - trade                                             (120,033)            (43,477)
   Deferred revenue                                                     (541,152)
   Accrued liabilities                                                   175,350             130,081
   Reserve for returns                                                   (48,000)           (112,439)
   Income taxes payable/receivable                                        66,211             329,648

                                                                -----------------   -----------------
                                                                      (1,417,115)            558,987
                                                                -----------------   -----------------
 Net cash (used in) provided by operating activities                    (474,156)            394,378
                                                                -----------------   -----------------
 Cash flows from investing activities:

   Investment in property and equipment                                 (633,622)           (569,569)
                                                                -----------------   -----------------
 Net cash used in investing activities                                  (633,622)           (569,569)
                                                                -----------------   -----------------
 Cash flows from financing activities:

   Payment of long term debt                                              (4,725)             (8,869)
   Stock options exercised                                               327,181              48,800
   Tax benefit on exercise of stock options (Note 2)                     155,320
                                                                -----------------   -----------------
 Net cash provided by financing activities                               477,776              39,931
                                                                -----------------   -----------------

 Net decrease in cash and cash equivalents                              (630,002)           (135,260)
 Cash and cash equivalents, beginning of the period                    1,834,144             866,432
                                                                -----------------   -----------------
 Cash and cash equivalents, end of the period                   $      1,204,142    $        731,172
                                                                =================   =================


 Cash paid for income taxes                                     $         65,000
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

NOTE 2 - RECENT ACCOUNTING PROUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This excess amount was $155,320 for the nine months ended September 30, 2006 and is shown as "Tax benefit on exercise of stock options" in the Statement of Cash Flows. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in Note 6 to the consolidated financial statements.

In March, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123(R). This interpretation provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulatons and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 "Accounting Changes" required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 by the Company did not have an impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact the adoption of SAB No. 108 will have on its consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2006:

         Machinery and equipment                 $ 4,021,495
         Construction in progress                    504,629
         Leasehold improvements                      160,025
                                                 ------------
                                                   4,686,149
         Less accumulated depreciation            (2,602,907)
                                                 ------------
                                                 $ 2,083,242
                                                 ============

NOTE 4 - LINE-OF-CREDIT

The Company has a $2,000,000 line-of-credit agreement with a bank secured by substantially all of the Company's assets. The line of credit expires in September 2008. As of September 30, 2006, the Company had no outstanding balance on this line-of-credit.

NOTE 5 - RESERVE FOR RETURNS AND ALLOWANCES

The reserve for returns and allowances is calculated as a percentage of sales with a consideration of historical returns. The reserve was decreased in 2005 following an evaluation of historical returns as well as an analysis of current outstanding accounts receivable and future return estimates. The rate of returns decreased during 2005 and through the first nine months of 2006.

NOTE 6 - STOCK-BASED COMPENSATION

The Company has two stock option plans, the 1997 Stock Option Plan (the
"1997 Plan"), and the 1997 Non-Employee Directors' Option Plan (the "1997 Directors' Plan"), (collectively, the "Plans"). Under the 1997 Plan, grants of incentive stock options are permitted. Incentive stock options may only be granted to employees of the Company, including officers and directors who are also employees. Under the 1997 Directors' Plan, non-qualified options may be issued to directors of the Company. The exercise price of incentive stock options granted under the 1997 Plan must be at least 100% of the fair market value of the Company's stock at the grant date. The exercise price of non-qualified options is at the fair market value of the Company's stock at the grant date. Aggregate common shares of 250,000 are reserved for issuance under the 1997 Plan. Shares forfeited can be reissued under the 1997 Plan. Options issued under the 1997 Plan vest over five years and expire ten years from the date of grant. Options issued under the 1997 Directors' Plan vest over four years and expire five years from the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for its stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

For the nine months ended September 30, 2006, the Company calculated compensation expense of $13,975 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on January
1, 2006, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company had no stock option grants during the nine months ended September 30, 2006 and granted 50,500 stock options during the nine months ended September 30, 2005. The weighted average fair value of stock options at the date of grant during the nine months ended September 30, 2005 was $1.52 per option.

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company's common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company's anticipated cash dividend over the expected life of the stock options.

The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2005:



           Approximate risk free rate                        3.74%
           Average expected life                            5 years
           Dividend yield                                       0%
           Volatility                                          78%

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

                                                                      Weighed
                                                        Weighted      Average
                                           Shares       Average      Remaining     Aggregate
                                            Under       Exercise    Contractual    Intrinsic
                                           Option        Price         Life          Value
                                        -----------   -----------   -----------   -----------
  Outstanding at January 1, 2006           169,000    $     2.21
     Exercised                            (155,250)         2.11
     Forfeited                              (6,250)         1.75
     Expired                                (7,500)         4.75
                                        -----------
  Outstanding at September 30, 2006             --
                                        ===========
  Exercisable at September 30, 2006             --
                                        ===========

A summary of the status of the Company's non-vested stock options as of and for the nine months ended September 30, 2006 is presented below:


                                      Non-vested       Weighted
                                        Shares         Average
                                         Under        Grant Date
                                        Option        Fair Value
                                     ------------    ------------
Non-vested at January 1, 2006             18,750          $ 1.67

Vested                                   (12,500)           1.67

Forfeited                                 (6,250)           1.67
                                     ------------

Non-vested at September 30, 2006            --
                                     ============

During the quarter ended September 30, 2006, the board of directors authorized the Company to accelerate the vesting of all remaining non-vested stock options. As a result, during the quarter ended September 30, 2006, all remaining compensation cost related to stock options was recognized.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB 25 and made pro forma disclosures required under SFAS No. 123. SFAS No. 123 permitted the use of either a fair value based method or the method defined in APB No. 25 which required the disclosure of pro forma net income (loss) and earnings per share that would have resulted from the use of the fair value based method. Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts below for the three- month and nine-months ended September 30, 2005, as indicated below:

                                                Three months ended   Nine months ended
                                                     9/30/05              9/30/05
                                                   ----------          -----------

     Net loss, as reported                         $ (146,018)         $  (164,609)
     Total stock-based employee compensation
      expense determined under fair market value
      method for an award                               --                 (98,931)
                                                   ----------          -----------
     Net loss available to common shareholders-
      pro forma                                    $ (146,018)         $  (263,540)
                                                   ==========          ===========
     Basic and diluted loss per common share-
      as reported                                  $     (.03)         $      (.04)
     Basic and diluted loss per common share-
      pro forma                                    $     (.03)         $      (.06)


NOTE 7 - CUSTOMER CONCENTRATIONS

The Company's revenues are generated from customers located in the United States. The following table summarizes sales to individual customers that comprised more than 10% of the Company's sales for the periods ended September 30.



                            3 months ended           9 months ended
                           ---------------           --------------
    Customer              9/30/06    9/30/05       9/30/06    9/30/05
    --------              -------    -------       -------    -------

    A                       29%         6%           16%        12%
    B                        4%        16%            6%        16%
    C                        -          -            10%         -


As of September 30, 2006, two customers comprised approximately 45% and 10%, respectively of the Company's accounts receivable. As of September 30, 2005 one customer comprised approximately 10% of the Company's accounts receivable.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

RELATED PARTY OPERATING LEASES

The Company leases office and manufacturing facilities under an operating lease for property controlled by the Company's President, which expires in September 2009. Rent expense recorded during both the three and nine months ended September 30, 2006 and 2005 was $111,522 and $334,566, respectively, under this related party lease.

OTHER

The Company has one operating lease for a vehicle, which expires in June 2010. Payments under this lease are $723 per month.

LITIGATION

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse impact either individually or in the aggregate on consolidated results of operations, financial position or cash flows of the Company.

DEPOSITS

At September 30, 2006 the Company had deposits of $417,907 for orders of production materials.

NOTE 9 - STOCK EXCHANGE AGREEMENT

The Company entered into a Stock Exchange Agreement (the "Agreement") dated as of March 31, 2006, as amended on July 20, 2006, and October 12, 2006 with Partner Success Holdings Limited ("PSHL") under which all of the issued and outstanding shares of PSHL are to be acquired by the Company in consideration for the issuance to the owners of PSHL of common stock representing a 94% ownership interest in the Company, after giving effect to a redemption by the Company of 3,629,350 shares of its outstanding common stock owned individually by its President, Gary H. Schlatter. The redemption is to be in consideration for the transfer to Mr. Schlatter of all of the Company's outstanding common stock of its wholly-owned operating subsidiary, OraLabs, Inc. The 94% ownership interest in the Company is to be determined on a fully-diluted basis that will take into account the issuance of 300,000 shares to the non-employee directors of the Company prior to closing and after receiving shareholder approval, and all options that were available to be exercised by employees prior to the closing (all employee options have been exercised). The Agreement also provides that the domicile of the Company will be changed from Colorado to Delaware and the number of authorized shares of the Company will be increased to 62,000,000. OraLabs, Inc. will pay certain tax liabilities arising out of closing the transactions and will fund all or a part of the payment by purchasing up to 100,000 shares of the Company. If the closing of the Agreement occurs, PSHL will become a wholly-owned subsidiary of the Company. Either party may terminate the Agreement if the closing does not occur by January 15, 2007. The closing of the Agreement is conditioned upon, among other things, customary closing conditions, including the satisfaction of both the Company and PSHL with their due diligence investigations of the other party and the receipt by the Board of Directors of the Company of a fairness opinion. There can be no assurance that closing of the transactions described in the Agreement will occur.

                ORALABS HOLDING CORP AND SUBSIDIARIES

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Section 21E of the Securities Exchange Act of 1934, as amended, and Section
27A of the Securities Act of 1933, as amended, provide a safe harbor for certain forward-looking statements. This quarterly report contains statements that are forward-looking. Forward looking statements include those which are not historical facts, including without limitation statements about management's expectations for any period beyond the fiscal quarter ended September 30, 2006. Words such as "expect", "anticipate", "believe", "intend" and "estimate" and similar expressions are examples of words which identify forward looking statements. While these statements reflect the Company's beliefs as of the date of this report, they are subject to assumptions, uncertainties and risks that could cause actual results to differ materially and adversely from the results contemplated, forecasted or estimated in the forward-looking statements included in this report. These factors include, but are not necessarily limited to, the impact of competitive products, the acceptance of new products or product lines in the marketplace, the Company's ability to manage growth, the availability of an adequate work force, and changes in market conditions.

Results of Operations. For the three month period ended September 30, 2006 as compared with the three month period ended September 30, 2005.

Product sales increased $1,441,116 or 49%. This increase in revenue was primarily a result of an increase in sales due to increased customer demand during the third quarter of 2006. The Company received increased orders on its breath freshening products as well as new customers for its new and core products in the third quarter of 2006. The Company believes that it can supply any orders that it would reasonably expect to receive during the fourth quarter of 2006. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $535,290. As a percentage of sales, gross profit increased approximately 1%. A greater concentration of sales were to higher margin customers resulting in a slightly increased gross profit margin. The Company's capital investment in automation continues, as it did in 2005, to make a positive impact on labor costs. The Company expects to continue with this type of capital investment.

Engineering costs increased by $31,577 due to an increase in labor costs to maintain and repair manufacturing equipment.

Selling and marketing increased by $29,317 due to an increase in sales commissions and advertising. These expenses are expected to remain at the same increased level through the remainder of 2006.

General and administrative expenses increased $42,904. Salaries increased in the third quarter of 2006 by $39,340. Legal fees and insurance costs also increased slightly from the previous period.

The Company had net income of $155,072 in the third quarter of 2006 compared to a net loss of $146,018 in the third quarter of 2005 as explained by the above activities.

The effective tax rate increased from 32% to 36% for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. The Company's remaining net operating loss carry forwards have been fully offset with taxable income, resulting in income taxes payable totaling $66,211 as of September 30, 2006. Taxable income in the future, if any, will result in income taxes payable.

Results of Operations. For the nine month period ending September 30, 2006 as compared with the nine month period ending September 30, 2005.

Product sales increased $4,235,946 or 47%. This increase in revenue was primarily a result of an increase in sales due to increased customer demand. The Company received increased orders on its breath freshening products as well as new customers for its new and core products. The Company believes that the fourth quarter will bring a higher level of sales compared to third quarter due to the seasonality of our primary product line. The Company believes that it is now in a position to fill a higher level of orders, should they occur. The Company cannot be sure that any increased level of sales will occur.

Gross profit increased $2,194,734. As a percentage of sales, gross profit increased approximately 4%. A greater concentration of sales were to higher margin customers, thereby reducing the cost of materials as a percentage of sales. The increase in gross profit is also, but to a lesser extent, due to decreased costs of labor and overhead and materials, as a percentage of sales. The Company's capital investment in automation made a positive impact on labor costs during 2006. The Company anticipates continued investment in capital equipment.

Engineering expenses decreased $22,368 due to a decrease in labor costs to maintain and repair manufacturing equipment.

Selling and marketing expenses increased $237,348 due to an increase in salaries, commissions, and advertising. These costs should remain stable through the end of the year.

General and administrative expenses increased $257,585 due to an increase in salaries, legal fees, accounting fees, and insurance. The Company expects an increase in legal fees related to corporate reorganization transactions in the last three months of 2006, as compared to the first nine months, but other administrative expenses should remain consistent.

Other expense increased $4,787, remaining stable from 2005 to 2006. Other expenses are expected to remain stable going forward.

The Company had net income of $942,959 in the first nine months of 2006 compared to a net loss of $164,609 for the same period in 2005. The effective tax rate for the first nine months of 2005 was 32%, while the rate for the first nine months of 2006 was 37%, consistent with management's expectations.

Liquidity and Capital Resources. Balance Sheet as of September 30, 2006 compared to December 31, 2005.

At September 30, 2006, the Company had $1,204,142 of cash and its current ratio was 4.6 to 1. The Company believes its current capital resources are sufficient to fund operations for the next twelve months.

Net cash used in operating activities during the nine months ended September 30, 2006 in the amount of $474,156 consists of the following:

Accounts receivable, net of allowance for doubtful accounts, increased
$638,215. While A/R increased by $650,904, the allowance for doubtful accounts increased by $12,689. The increase in accounts receivable is the result of additional sales to a single customer. The Company collected past due receivables by over $200,000 from December 31, 2005 to September 30, 2006 and is working towards comprehensive customer account reconciliations to reduce the amount of allowances against open past due balances.

Inventory increased $842,434, due to an increase in anticipated sales.
Inventory is anticipated to continue to reflect anticipated sales. Prepaid expenses and deposits increased $160,439 due primarily to more deposits made for orders of production materials, and an increase in insurance premiums.

Accounts payable decreased $120,033 due to timing of payments.

Accrued liabilities increased $175,350 due to accruals for sales commission, payroll, and workman's compensation.

Reserve for returns decreased $48,000 due to an expected decrease in returns based on historical trends of actual returns. It is anticipated that the reserve for returns will remain stable going forward.

Deferred revenue decreased $541,152 due to first quarter sales that had been recorded as deferred revenue in the fourth quarter of 2005. Income taxes payable increased $66,211. The Company's remaining net operating loss carry forwards were fully offset with taxable income during the nine months ended September 30, 2006. As a result, future taxable income, if any, will result in income taxes payable.

Cash from investing activities:

Investment in property and equipment was $633,622. This is comprised of various automation projects designed to reduce production labor costs and increase capacity. Equipment additions are also planned for the fourth quarter of 2006.

Cash flows from financing activities:

Long-term debt decreased $4,725 due to payments made on the vehicle note.

Stock options were exercised in the second and third quarters resulting in cash received of $327,181.

A benefit of $155,320 for tax deductions in excess of recognized compensation costs was recorded during the nine-months ended September 30, 2006, which will result in less taxes owed by the Company.

Trends. Revenues from sales of lip balm, the Company's major product line, were $9,121,791 in the first 9 months of 2006 compared to $7,229,202 for the same period in 2005, or a 26% increase. As stated above in results of operations, this increase in revenue was primarily a result of increased demand. The Company believes that the fourth quarter of the year will bring increased sales, as it has historically. However, the Company cannot be sure that any increased level of sales will occur. The Company trimmed its product line where appropriate and added new items and the Company believes it will generate increased sales. However, there can be no assurances of this.

Sales of sour drops and breath fresheners in the first 9 months of 2006 were $2,880,234 compared to $1,344,968 for the same period in 2005, or a 114% increase. The Company continues to maintain a solid base of customers. The increase from 2005 to 2006 is attributed to the addition of new breath freshening products. The Company anticipates growth in the fourth quarter 2006 and beyond.

Sales of sterile products, $497,760 in the first 9 months of 2006, represented 4% of the overall revenue. Sales dropped off in the third quarter. The Company is planning to phase out this product line. The Company is researching alternative uses of equipment allocated to these products.

The nutritional supplements provided revenues of $69,022. Revenues were down $153,992 in the first nine months of 2006 compared to 2005, or a 69% decrease. The Company is in the process of discontinuing this product line.

Sales of hand sanitizers were $735,655 in the first 9 months of 2006. The sales in first 9 months of 2005 were not material to the Company's overall sales and therefore were not broken out as a separate group. The Company anticipates a continued steady increase in sales of hand sanitizers in 2006.

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



The following table shows aggregated information about contractual obligations as of September 30, 2006:

                                                             Payments Due by Period
                            -------------------------------------------------------------------------------------------
                               Total      Less Than 1 Year        1-3 Years          4-5 Years         After 5 Years
   --------------------------------------------------------------------------------------------------------------------
   Long-Term Debt             $8,400             $6,300             $2,100

   Building Lease         $1,373,942           $446,085           $927,857

   Vehicle                   $32,535             $8,676            $23,859

   --------------------------------------------------------------------------------------------------------------------
   Total                  $1,414,877           $461,061           $953,816

   ====================================================================================================================

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires all share-based payments to employees, including grants of employee stock options, to be recognized as additional compensation expense in the financial statements based on the calculated fair value of the awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow. This excess amount was $155,320 for the nine months ended September 30, 2006 and is shown as "Tax benefit on exercise of stock options" in the Statement of Cash Flows. We adopted this statement effective for our fiscal year beginning January 1, 2006. We have described the impact of adopting SFAS 123R in Note 6 to the consolidated financial statements.

In March, 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107 regarding the Staff's interpretation of SFAS No. 123(R). This interpretation provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulatons and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. The Company followed the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which changes the requirements for the accounting and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 "Accounting Changes" required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principles. This statement requires retrospective application to prior period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 by the Company did not have an impact on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109". This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued SAB No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and related financial statement disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact the adoption of SAB No. 108 will have on its consolidated financial statements.


ITEM 3. CONTROLS AND PROCEDURES

Control deficiencies were identified by management in 2004 in consultation with EKS&H, the Company's previous independent auditors. EKS&H advised the Company of a material weakness relating to controls over the inventory process and reportable conditions relating to financial reporting and lack of oversight in the accounting process. The Company implemented new software at the end of 2004 along with training staff on the Company's new systems. However, the perpetual inventory contained costing and lot tracking errors with the data conversion from the previously used software, which could not be immediately corrected and caused problems with processing of raw material usage and manufactured items. As the Company worked through the associated processing issues, quarterly physical inventories were performed. The physical inventories were internally audited for costing in detail to assure an accurate representation of inventory and the related cost of materials in 2005. The Company's investment in a widely used, mid-sized business accounting and inventory system along with retention and ongoing training of its accounting staff has successfully minimized processing and control deficiencies. The CEO and CFO have been and remain actively involved in the daily operations of the business and analyze financial data on a daily basis.

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

Item No. 2. Changes in Securities. None.

Item No. 3. Defaults Upon Senior Securities. None.

Item No. 4. Submission of Matters to a Vote of Security Holders. None.

Item No. 5. Other Information.

Effective August 31, 2006, OraLabs, Inc. extended its lease for its facilities for three years, terminating September 30, 2009.

The Company entered into a Stock Exchange Agreement (the "Agreement") dated as of March 31, 2006, as amended on July 20, 2006, and October 12, 2006 with Partner Success Holdings Limited ("PSHL") under which all of the issued and outstanding shares of PSHL are to be acquired by the Company in consideration for the issuance to the owners of PSHL of common stock representing a 94% ownership interest in the Company, after giving effect to a redemption by the Company of 3,629,350 shares of its outstanding common stock owned individually by its President, Gary H. Schlatter. The redemption is to be in consideration for the transfer to Mr. Schlatter of all of the Company's outstanding common stock of its wholly-owned operating subsidiary, OraLabs, Inc. The 94% ownership interest in the Company is to be determined on a fully-diluted basis that will take into account the issuance of 300,000 shares to the non-employee directors of the Company prior to closing and after receiving shareholder approval, and all options that were available to be exercised by employees prior to the closing (all employee options have been exercised). The Agreement also provides that the domicile of the Company will be changed from Colorado to Delaware and the number of authorized shares of the Company will be increased to 62,000,000. OraLabs, Inc. will pay certain tax liabilities arising out of closing the transactions and will fund all or a part of the payment by purchasing up to 100,000 shares of the Company. If the closing of the Agreement occurs, PSHL will become a wholly-owned subsidiary of the Company. Either party may terminate the Agreement if the closing does not occur by January 15, 2007. The closing of the Agreement is conditioned upon, among other things, customary closing conditions, including the satisfaction of both the Company and PSHL with their due diligence investigations of the other party and the receipt by the Board of Directors of the Company of a fairness opinion. There can be no assurance that closing of the transactions described in the Agreement will occur.

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

               10.1(2)    1997 Stock Plan

               10.2(2)    1997 Non-Employee Directors' Option Plan

               10.4(2) Stock Option Grant under 1997 Non-Employee Directors' Option Plan

           10.5(iv)(4)    Lease between the Company's Subsidiary and 18501 East
                          Plaza Drive, LLC dated September 4, 2003

            10.5(v)(9)    First Amendment to Lease between the Company's
                          Subsidiary and 18501 E. Plaza Drive, LLC dated
                          August 31, 2006

              10.10(5) Amended and Restated Employment Agreement between the Company's Subsidiary and Gary Schlatter dated May 1, 2003

              10.11(6) Agreement as of May 1, 2006, extending Amended and Restated Employment Agreement between the Company's Subsidiary and Gary Schlatter

              10.12(7) Stock Exchange Agreement between the Company and Partner Success Holdings Limited as of March 31, 2006

              10.13(8)    First Amendment to Stock Exchange Agreement (exhibit
                          10.12 above) dated July 20, 2006

                   11 No statement re: computation of per share earnings is required since such earnings computation can be clearly determined from the material contained in this Quarterly Report on Form 10-QSB.

                 21(2)    List of Subsidiaries of the Company

               31.1(9) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

               31.2(9) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

               32.1(9) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

               32.2(9) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002


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

6 Incorporated herein by reference to the Company's Form 10-QSB filed for the quarter ended June 30, 2006.

7    Incorporated herein by reference to the Company's Form 8-K filed April 6,
     2006.

8    Incorporated by reference to the Company's Form 8-K filed July 25, 2006.

9    Filed herewith.

(b) Reports on Form 8-K were filed by the Company on July 25, 2006 concerning Item 1.01 with respect to a First Amendment to Stock Exchange Agreement, on August 22, 2006 concerning Item 8.01(Other Events) with respect to the filing by the Company on August 21, 2006 of its Preliminary Proxy Statement, and on October 17, 2006 concerning
Item 1.01 with respect to a Second Amendment to Stock Exchange
Agreement.

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

                         ORALABS HOLDING CORP.

                                By: /s/ Gary H. Schlatter
                                    ---------------------
                                    Gary H. Schlatter, President




                                By: /s/ Emile J. Jordan
                                    -------------------
                                    Emile J. Jordan, Chief Financial Officer


     Dated: November 7, 2006

                                  Exhibit Index

               Exhibit
               No.              Description
               ---------        ------------
               10.5(v)          First Amendment to Lease between the Company's
                                Subsidiary and 18501 E. Plaza Drive, LLC dated
                                August 31, 2006

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