Form 10-Q
period 2006-12-31
China Precision Steel, Inc.
filed 2007-02-13
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in charter)

Colorado	14-1623047
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8th Floor, Teda Building, 87 Wing Lok Street, Sheungwan Hong Kong, The People’s Republic of China
(Address of principal executive offices)

86-21-5994-8500
Registrant’s telephone number, including area code:

OraLabs Holding Corp. 18685 East Plaza Drive Parker, Colorado 80134 December 31
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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of February 12, 2007, there were 26,981,916 shares of the Company’s common stock outstanding.

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended December 31, 2006

China Precision Steel, Inc.
Condensed Consolidated Balance Sheets

	December 31,
	2006	June 30,
	(Unaudited)	2006

Assets

Current assets
Cash and equivalents	$1,173,975	$186,955
Accounts receivable
Trade	9,383,527	13,399,003
Other	25,575	69,913
Inventory	14,491,575	6,283,910
Deposits	79,236	75,575
Advances to suppliers	7,549,582	3,138,759
Total current assets	32,703,470	23,154,115

Property and equipment
Property and equipment, net	18,363,959	8,664,417
Construction-in-progress	13,671,544	13,752,954
	32,035,503	22,417,371
Total assets	$64,738,973	$45,571,486

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$6,423,862	$1,801,466
Advances from customers	4,778,897	1,859,773
Other taxes payables	680,282	862,914
Current income taxes payable	1,496,104	-
Deferred income taxes payable	1,455,636	1,535,204
Amounts due to directors	2,240,599	5,896,943
Current portion of long-term debt	9,841,091	8,918,939
Notes payable	14,132,427	9,862,672
Total current liabilities	41,048,898	30,737,911

Long-term debt, net of current portion shown above	6,128,599	3,152,415

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at
December 31, 2006 or June 30, 2006	-	-
Ordinary stock: $0.001 par value, 62,000,000 shares
authorized, 26,981,916 issued and outstanding	26,982	26,982
st December 31, 2006 and June 30, 2006
Additional paid-in capital	1,373,018	1,373,018
Accumulated other comprehensive income	1,400,568	745,583
Retained earnings	14,760,908	9,535,577
Total stockholders' equity	17,561,476	11,681,160
Total liabilities and stockholders' equity	$64,738,973	$45,571,486

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended:		Six Months Ended:
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Revenues
Sales revenues	$15,007,582	$9,902,359	$25,510,930	$17,605,248
Cost of goods sold	11,594,852	7,109,245	18,394,950	12,287,788
Gross profit	3,412,730	2,793,114	7,115,980	5,317,460

Operating expenses
Selling expenses	64,693	20,296	104,390	42,378
Administrative expenses	498,737	445,927	684,925	510,400
Depreciation and amortization expense	10,845	10,174	21,262	18,645
Total operating expenses	574,275	476,397	810,577	571,423

Income from continuing operations	2,838,455	2,316,717	6,305,403	4,746,037

Other income (expense)
Other revenues	-	318,774	-	318,774
Interest and finance costs	(114,743)	(206,464)	(318,082)	(352,662)
Total other income (expense)	(114,743)	112,310	(318,082)	(33,888)

Net income from continuing operations
before income tax	2,723,712	2,429,027	5,987,321	4,712,149

Provision for (benefit from) income tax
Current	(34,057)	-	895,313	-
Deferred	389,604	-	(85,405)	-
Total income tax expense	355,547	-	809,908	-

Net income before discontinued operations	2,368,165	2,429,027	5,177,413	4,712,149

Net income from discontinued operations	519,879	258,601	639,072	112,582
Net income	$2,888,044	$2,687,628	$5,816,485	$4,824,731

Basic and diluted earnings per share
From continuing operations	$0.09	$0.09	$0.19	$0.17
From discontinued operations	$0.02	$0.01	$0.03	$0.01
Total	$0.11	$0.10	$0.22	$0.18

Basic and diluted weighted average shares outstanding	26,981,916	26,981,916	26,981,916	26,981,916

The Components of comprehensive income:
Net income	$2,888,044	$2,687,628	$5,816,485	$4,824,731
Foreign currency translation adjustment	557,213	76,402	654,985	405,877
Comprehensive income	$3,445,257	$2,764,030	$6,470,970	$5,230,608

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended:
	December 31,	December 31,
	2006	2005

Cash flows from operating activities
Net Income	$5,816,485	$4,824,149
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	617,405	403,630
Less income from discontinued operations - Oralabs, Inc	(639,072)	(112,582)
Net changes in assets and liabilities:
Accounts receivable, net	4,059,814	(3,558,798)
Inventories	(8,207,665)	(2,315,178)
Advances to suppliers	(4,410,823)	(774,381)
Deposits	(3,661)	-
Accounts payable and accrued expenses	4,622,396	(266,168)
Advances from customers	2,919,124	646,278
Deferred income taxes	(85,405)	-
Current income taxes	937,307	-
Other taxes payable	(152,086)	285,493
Net cash provided by (used in) operating activities	5,473,819	(866,975)

Cash flows from investing activities
Purchases of fixed assets including construction in progress	(10,212,328)	(7,012,465)
Net cash (used in) investing activities	(10,212,328)	(7,012,465)

Cash flows from financing activities
Advances from directors, net	(3,237,243)	931,984
Long-term loan proceeds	3,898,336	-
Notes payable proceeds	3,850,654	4,190,030
Capital and restructuring contributions	558,797	-
Net cash provided by financing activities	5,070,544	5,122,014

Effect of exchange rate	654,985	402,716

Net increase (decrease) in cash	987,020	(2,354,710)

Cash and cash equivalents, beginning of year	186,955	3,133,326
Cash and cash equivalents, end of year	$1,173,975	$778,616

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended:
	December 31,	December 31,
	2006	2005

Supplemental disclosure of cash flow information
Interest paid	$318,082	$352,662
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company”) under its former name, OraLabs Holding Corp., issued 25,363,002 shares of its common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited, a British Virgin Islands Business Company (“PSHL”), pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spin off of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior OraLabs, Inc. operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spin off of OraLabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid in capital to the extent of the additional cash received, which was also $558,797 See Note 15 of Notes to Condensed Consolidated Financial Statements.

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2006 and 2005. It has one wholly-owned subsidiary, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), which it acquired in a series of transactions. This acquisition was recorded using purchase accounting and resulted in an increase of $1,086,262 in the carrying amount of property and equipment for financial reporting purposes.

Chengtong was registered on July 2, 2002 in Shanghai, in the People’s Republic of China (“PRC”) with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL was approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

As used herein, the “Group” refers to the Company, PSHL and Chengtong on a consolidated basis.

The Company’s principal activities are conducted through its principal subsidiary, Chengtong. Chengtong is a niche precision steel processing company principally engaged in the manufacture and sales of cold-rolled and hot-rolled precision steel products and plates for down stream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls and plates in different cuts and thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

2.	Basis of Preparation of Financial Statements

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The financial statements are prepared under the historical cost convention. This basis of accounting differs from that used in the preparation of the Company’s statutory financial statements, prepared on a cash basis, are prepared in accordance with generally accepted accounting principles and the relevant financial regulations applicable to enterprises in the PRC.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At December 31, 2006 and 2005, the Company had allowance for doubtful accounts of $138,837 and $0, respectively.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overhead, taking into account the stage of completion.

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets for financial reporting purposes. The estimated useful lives for significant property and equipment are as follows:

Buildings	25 years
Office equipment	5 years
Motor vehicles	5 years
Machinery	10 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three and six months periods ended December 31, 2006 and 2005.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the fiscal years ended June 30, 2006 and 2005, the Company capitalized $749,914 and $0, respectively, of interest to construction in progress. During the six months ended December 31, 2006 and 2005, the Company capitalized $497,686 and $0, respectively, of interest to construction-in-progress.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Construction-in-Progress - Properties currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to properties held for sale.

Construction-in-progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a quarterly basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers reduced by anticipated selling costs and associated taxes. In the case of construction in progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

Contingent Liabilities and Contingent Assets - A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, they will then be recognized as a provision.

A contingent asset is a possible asset that arises from past events and whose existence will be confirmed only by the occurrence or non-occurrence of one or more uncertain events not wholly within the control of the Company.

Contingent assets are not recognized but are disclosed in the notes to the financial statements when an inflow of economic benefits is probable. When inflow is virtually certain, an asset is recognized.

Advances from customers - Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue.

Revenue Recognition - Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered and invoiced. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

Foreign Currencies - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency ("Renminbi" or "Yuan") as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27%. The Group is currently enjoying a 50% reduction in the statutory rates due to the classification of Chengtong as a “Wholly Foreign Owned Enterprise”. This reduced rate applies to the fiscal years ending June 30, 2007, 2008, and 2009. Subsequent to June 30, 2009, Chengtong will be subject to enterprise income taxes at the prevailing statutory rates. The PRC is currently reviewing its tax rate differential between domestic and Wholly Foreign Owned Enterprises and it is possible that these rates may change in the future.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

Value added tax payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

Retirement Benefit Costs - According to the PRC regulations on pension, Chengtong contributes to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong was registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong contributes the balance contribution of 21.5%% to 15.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the three and six month periods ended December 31, 2006, the Company’s pension cost charged to the statements of operations under the plan amounted to $39,466 and $74,163, respectively, all of which have been paid to the State Pension Fund. For the three and six month periods ended December 31, 2005, the Company’s pension cost charged to the statements of operations under the plan amounted to $10,592 and $21,185, respectively, all of which have been paid to the State Pension Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31, 2006 and June 30, 2006 because of the relatively short-term maturity of these instruments.

Adjustments - In the opinion of management, all adjustments that are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All such adjustments are of a normal, recurring nature.

Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Group's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123, Share-Based Payment. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

3.	Summary of Significant Accounting Policies (Continued)

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The statement is effective for the quarter beginning January 1, 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets-amendment of APB Opinion No. 29. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchanged transactions that do not have a commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement was effective for exchanges of non-monetary assets occurring after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. Statement 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67”, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and No. 140”, SFAS No. 156 “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, SFAS No. 157 “Fair Value Measurement”, and SFAS 158 “Employer’s Accounting for Defined Benefit and Other Postretirement Plans” were recently issued. SFAS No. 152, 155, 156, and 158 have no current applicability to the Group and have no significant effect on the consolidated financial statements.

Management is currently assessing the effect, if any, that the adoption of SFAS 157 “Fair Value Measurement” will have on the reporting of future operations.

In June of 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting and reporting of uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect this Interpretation will have on the reporting of future operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

4.	Concentrations of Business and Credit Risk

Substantially all of the Group’s bank accounts are in banks located in the PRC and are not covered by any type of protection similar to that provided by the FDIC on funds held in U.S. banks.

Chengtong provides credit in the normal course of business. Chengtong performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $9,383,527 and $13,399,003 as of December 31, 2006 and June 30, 2006, respectively.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

4.	Concentrations of Business and Credit Risk (Continued)

Chengtong’s list of customers whose purchases exceeded 10% of total sales during the six months ended December 31, 2006 and 2005 were as follows:

Customers	2006	% to sales	2005	% to sales
Shanghai Ruixuefeng Metals Co. Ltd	9,254,127	36	-	-
Sinosteel Company Limited	3,219,796	13	-	-
Shanghai Yiyi Industrial Limited	-	-	3,052,223	17
Jiangsu Kaiteer Industrial Stove Limited	-	-	5,051,922	29

5.	Inventory

As of December 31, 2006 and June 30, 2006, inventory consisted of the following:

	December 31, 2006	June 30, 2006
Raw materials	$10,779,186	$3,688,773
Work in progress	602,832	573,465
Finished goods	3,109,557	2,021,672
	$14,491,575	$6,283,910

6.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2006	June 30, 2006
Plant and machinery	$17,513,971	$7,526,395
Buildings	3,070,377	2,755,157
Motor vehicles	288,095	239,219
Office equipment	70,524	51,281
	20,942,967	10,572,052
Less: Accumulated depreciation	(2,579,008)	(1,907,635)
	$18,363,959	$8,664,417

As of December 31, 2006, property, plant and equipment at a net book value of $18,144,798, along with all construction-in-progress, had been pledged as securities on loans with combined outstanding balances of $24,219,764.

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and six month periods ended December 31, 2006, depreciation totaling $345,669 and $596,143, respectively, was included as a component of cost of goods sold. During the three and six month periods ended December 31, 2005, depreciation totaling $183,085 and $384,985, respectively, was included as a component of cost of goods sold.

7.	Construction-In-Progress

As of December 31, 2006 and June 30, 2006, construction-in-progress consisted of the following:

	December 31, 2006	June 30, 2006
Construction costs of plant and machinery	$8,424,401	$7,059,943
Construction on factory building (Phase 2)	5,247,143	6,693,011
	$13,671,544	$13,752,954

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

8.	Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue. As of December 31, 2006 and June 30, 2006 there were advances from customers of $4,778,897 and $1,859,773, respectively.

9.	Transactions with Related Parties

Amounts due to directors as of December 31, 2006 and June 30, 2006 are as follows:

Name	December 31, 2006	June 30, 2006
Li Wo Hing	$1,798,066	$5,464,907
Chen Hai Sheng	442,533	432,036
	$2,240,599	$5,896,943

Amounts due are unsecured, non-interest bearing and have no fixed repayment terms. As of December 31, 2006 and June 30, 2006, Li Wo Hing had advanced an aggregate of $8,840,990 and $5,435,842, respectively, for construction costs incurred for Chengtong’s production facilities on land to which the land rights are owned by another company under his control. At such time as local governmental approval is received for the transfer of the land rights and the related properties to Chengtong, the related costs paid by Li Wo Hing will be reflected on the Group’s consolidated financial statements as a payable to him. See Note 18 of Notes to Condensed Consolidated Financial Statements.

10.	Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2006	June 30, 2006
Bank loan, dated July 27, 2006, rolling over previous notes, due July 25, 2007, with a interest rate of 5.85%, guaranteed by a related company	$2,557,545	$-
Bank loan, dated July 27, 2006, rolling over previous notes, due June 25, 2007, with a interest rate of 5.85%, guaranteed by a related company	1,790,281	-
Bank loan, dated July 27, 2006, rolling over previous notes, due May 25, 2007, with a interest rate of 5.85%, guaranteed by a related company	1,534,527	-
Bank loan, dated September 22, 2005, due December 31, 2006, with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	8,250,074	4,119,850
Bank loan, dated December 14, 2004, rolled over October 21, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

10.	Short-Term Loans (Continued)

Bank loan, dated December 14, 2004, rolled over November 11, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439
Bank loan, dated December 12, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,747,815
Bank loan, dated May 19, 2006, due in one year with a interest rate of 5.85%, guaranteed by a related company	-	1,498,129
	$14,132,427	$9,862,672

12.	Long-Term Debts - Secured

	December 31, 2006	June 30, 2006
Long-term debts:
Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$7,798,225	$7,973,215
Bank loan dated September 22, 2005, payable over 4 years ending August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	8,171,465	4,098,139
Total long-term debt	15,969,690	12,071,354
Less: Current portion of long-term debts	9,841,091	8,918,939
Long-term debts	$6,128,599	$3,152,415

Maturities on long-term debt for each of the next five years and thereafter are as follows:

2007	$9,841,091
2008	2,042,866
2009	2,042,866
2010	2,042,867
2011	—
$15,969,690

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

14.	Income Tax

For EIT reporting purposes, the Company reports income and expenses on a tax basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expense.

No accrual for deferred taxes was required for the fiscal year ended June 30, 2005 as the Group benefited from Chengtong’s 100% tax holiday during the two fiscal years ended June 30, 2006 and all material timing differences would reverse within one year with the exception of depreciation which resulted in a small deferred tax asset which was deemed to be immaterial by the Company and was not recorded at that time.

As of June 30, 2006, Chengtong had utilized all of its 100% tax holiday; therefore any timing differences reversing within the next three years will be taxed at 50% of the statutory rate of 27%. Therefore, it was necessary for the Group to record a deferred income tax liability and offsetting deferred income tax expense of $1,535,204 as of June 30, 2006.

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

	Year Ended June 30,
	2006	2005
Computed tax at the federal statutory rate of 34%	$3,133,000	$2,244,000
Less adjustment to EIT statutory rate of 27%	(645,000)	(462,000)
Benefit from tax holiday	(952,796)	(1,782,000)
Income tax expense per books	$1,535,204	$-

The tax holiday resulted in tax savings as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Tax savings	$367,701	$655,837	$808,288	$1,727,280

Benefit per share
Basic	$.01	$.02	$.03	$.06
Diluted	$.01	$.02	$.03	$.06

As explained above, there were not significant deferred tax assets or liabilities as of June 30, 2005. Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2006 and June 30, 2006 are as follows:

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

Deferred tax assets:	December 31, 2006	June 30, 2006

Book depreciation in excess of tax depreciation	$35,828	$25,753

Deferred tax liability

Timing differences resulting from cash basis reporting for tax purposes	(1,491,464)	(1,560,957)

Net deferred income tax (liability)	$(1,455,636)	$(1,535,204)

15.	Stock Exchange Agreement

On March 31, 2006, the Company entered into a Stock Exchange Agreement (the “Agreement”) under which all of the issued and outstanding shares of PSHL would be acquired by it in consideration for the issuance to the owner of PSHL and his designees (the “PSHL Shareholder”) of common stock representing a 94% ownership interest in the Company (the “Share Exchange”).

On December 27, 2006, the Company held its annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, shareholders owning a majority of the issued and outstanding shares of the Company approved:

·	the Share Exchange;

·	the Redemption (as defined below);

·	a 2006 Directors Option Plan and the issuance to non-employee directors of 300,000 shares of the Company’s common stock;

·
the issuance of an undetermined number of shares of the Company’s common stock, shares of preferred stock convertible into the common stock or warrants to purchase the common stock, in an aggregate amount of up to 22,600,000 shares of common stock, in connection with potential equity financing from time to time;

·
the sale to OraLabs, Inc., the Company’s wholly-owned subsidiary, of up to 100,000 shares of the Company’s common stock to satisfy a tax indemnity obligation of OraLabs, Inc. in connection with the Redemption;

·
the amendment to the Company’s Articles of Incorporation to change its name from OraLabs Holding Corp. to China Precision Steel, Inc. and to increase the number of authorized shares of common stock to 62,000,000;

·	the Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 8,000,000;

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

·
The election of Mr. Wo Hing Li and Mr. Hai Sheng Chen as executive directors and Mr. Che Kin Lui, Mr. David Peter Wong, and Mr. Tung Kuen Tsui, the individuals designated by PSHL, as independent non-executive directors of the Company;

·
The approval of the Company’s 2006 Omnibus Long-Term Incentive Plan that will allow the Company to grant an aggregate of 2,165,220 shares of its common stock through stock options and restricted stock awards to qualified key employees; and

·	The ratification of the appointment of Murrell, Hall, McIntosh & Co., PLLP as the Company’s independent registered public accounting firm for fiscal year 2006.

Pursuant to the Agreement, the Company entered into a Redemption Agreement, dated December 28, 2006 (the “Redemption Agreement”), with its President, Gary H. Schlatter, individually (“Schlatter”), whereby the Company redeemed 3,629,350 shares of its outstanding common stock owned by Schlatter in exchange for all of the issued and outstanding shares of OraLabs, Inc., the Company’s wholly owned subsidiary. OraLabs, Inc. purchased 100,000 shares of the Company’s common stock and paid certain amounts in cash to the Company to satisfy a tax indemnity obligation of OraLabs, Inc. in connection with the Redemption.

On December 28, 2006, the Company and PSHL closed on the Share Exchange and the Company’s name was changed to China Precision Steel, Inc. At the Closing, the Company issued to the sole owner of PSHL and his designees an aggregate of 25,363,002 shares of common stock, which constitutes 94% of its total issued and outstanding common stock of the Company. Upon the consummation of the Share Exchange, each of PSHL and Chengtong became wholly-owned subsidiaries of the Company.

Prior to the closing, the Company issued 300,000 shares to its non-employee directors, Mr. Michael I. Friess and Mr. Robert C. Gust, pursuant to the Company’s 2006 Directors Option Plan. The cost of these 300,000 shares valued at $1,566,000 was treated as a transaction cost and taken against additional paid in capital.

At the Closing, Mr. Gary H. Schlatter, Mr. Michael I. Friess and Mr. Robert C. Gust resigned as directors of the Company and were replaced by Mr. Wo Hing Li and Mr. Hai Sheng Chen, as executive directors, and Mr. Che Kin Lui, Mr. David Peter Wong, and Mr. Tung Kuen Tsui, as independent non-executive directors.. Further, Gary H. Schlatter and Michael I. Friess resigned as officers of the Company and Wo Hing Li was appointed the President of the Company and Leada Tak Tai Li the Chief Financial Officer, Secretary and Treasurer of the Company.

See Note 1 of Notes to Condensed Consolidated Financial Statements.

16.	Discontinued Operations

The operations of OraLabs, Inc., prior to December 28, 2006, are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock as described further in Note 15 of Notes to Condensed Consolidated Financial Statements, above. The condensed consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations for the three and six month periods ended December 31, 2006 and 2005 is as follows:

	Three Months Ended:		Six Months Ended:
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005

Revenues	$5,019,000	$4,516,000	$9,404,000	$7,461,000
Income before tax	676,000	399,000	831,000	184,000
Income taxes	156,000	140,000	192,000	71,000
Income from discontinued operations	$520,000	$259,000	$639,000	$113,000

As of December 31, 2006, there were no assets or liabilities associated with OraLabs, Inc.

17.	Commitments

As of December 31, 2006, the Company had $3,116,007, in commitments for capital expenditures for contractual commitments of certain construction projects related to expansion of Chengtong’s production facilities.

China Precision Steel, Inc.
Notes to Condensed Consolidated Financial Statements

18.	Subsequent Events

Li Wo Hing, a director and the President of the Company, has entered into an agreement with the Company and certain other parties, dated as of February 13, 2007, such that, upon the occurrence of the transfer to Chengtong of certain assets under his control, he will contribute $3,839,607 as additional paid in capital to the Company and additional amounts due to him relating to such assets will be converted into common stock of the Company at a price equivalent to the greater of (i) such price per share as may be paid in connection with, and subject to, the consummation of a future private placement by the Company of its securities  and (ii) the average closing price of the Company’s common stock as reported on The NASDAQ Capital Market for the five (5) trading days prior to transfer of the assets. There can be no assurance that the transfer will occur at a certain time or ever, as such transfer is dependent upon and subject to certain approvals from the Chinese government. Mr. Li has also agreed to convert current debt outstanding and payable to him of $1,798,066 into shares of the Company's common stock at such equivalent price per share as may be paid in connection with, and subject to, the consummation of a future private placement by the Company of its securities. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth under Part II, Item 1A, “Risk Factors,” in this Quarterly Report.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf of the Company.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited condensed consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2006 (unaudited) and June 30, 2006 (audited), the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months periods ended December 31, 2006 and 2005.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. (the “Company”) and its subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have occurred either during fiscal 2007 that are important in understanding the results of operations and financial condition or to disclose known trends.

•
Results of Operations - This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2006 and 2005. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the six months ended December 31, 2006 and 2005. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

Overview of the Group’s Business

General

The Company, through its wholly-owned operating subsidiary, Shanghai Chengtong Precision Strip Co., Limited, a wholly foreign owned enterprise organized under the laws of the People’s Republic of China (“Chengtong”), is a niche precision steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products and in the provision of heat treatment and cutting of medium and high carbon hot-rolled steel strips and chrome series stainless steel. Specialty precision steel offers specific control of thickness, shape, width, surface finish, and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

The Group’s operations are conducted principally in China. However, the Group intends to expand overseas into Japan, Taiwan, Korea, Thailand, the Philippines, the European Union and the United States in the future.   Chengtong currently has approximately 280 employees, including 24 senior management and technical staff members and leases 20,000 square meters of production facilities (including 10,000 square meters of new Phase 2 production facilities) in Jiading District, Shanghai, on four acres of property.

Products

Cold-rolled specialty precision steel is a relatively new industry in China and manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. Cold-rolled steel products represent hot-rolled de-scaled (pickled) steel coils which are used as raw materials in the precision steel industry which have been processed by cold reduction through a cold-rolling mill to the desired thinness. The process does not involve heating and the primary feature of cold reduction is to reduce the thickness of the steel coils. However, because the cold reduction operation induces very high strains (work hardening) into the steel sheet, the precision steel sheet not only becomes thinner, but also becomes much harder, less ductile and very difficult to form. Thus cold-reduced steel products are annealed (heated to high temperatures) to become soft and formable. Cold-rolled sheet products are used in a wide variety of end applications such as appliances (refrigerators, washers, dryers, and other small appliances), automobiles (exposed as well as unexposed parts), food packaging materials, electric motors and bathtubs. Cold-rolled sheet products are used in these and many other areas of manufacturing.

Hard-rolled steel represents steel products manufactured from cold reduction to the desired thinness without annealing. The product is very stiff; it is intended for flat work where deformation is very minimal. This type of hard-rolled steel is most often applied to further processing for applications such as continuous galvanizing. Hard-rolled or cold-rolled steel with low carbon represents hard-rolled or cold-rolled steel with carbon content of less than 0.1%.  It is a very versatile and useful material, easily machined and worked into complex shapes, and has low cost and good mechanical properties. Hard-rolled or cold-rolled steel with medium carbon represents hard-rolled or cold-rolled steel with carbon content of 0.30%. It is a typical engineered steel product. Hard-rolled or cold-rolled steel with high carbon represents hard-rolled or cold-rolled steel with a carbon content of 0.8% or more. This precision steel product is very hard and also quite brittle and much less ductile than low carbon steel. High carbon steel has good wear resistance, and is used for railways as well as for cutting tools. Acid wash steel is also known as the acid pickling and refers to the process of using liquid acids, for example hydrochloric acid, to remove rust or oxides from the surface of steel. Removing rust prepares the surface for a protective coating.

Products with greater width have more applications and intended uses. Width is an important differentiation factor because certain end products such as washers and automobiles require materials with a certain minimum width. Although materials with smaller width could also be used for these applications through jointing, this increases production cost and thus makes wider products more flexible and cost efficient.

The Company believes that generally, to date, the average quality and standards of China’s high precision steel industry lags behind the international norm. Nonetheless, during the last three years, Chengtong believes that it has begun to develop and establish itself as a nationally recognized brand in China.  Despite exports to Thailand and the Philippines during the six months ended December 31, 2006, Chengtong is not yet established as an internationally recognized brand for specialty precision steel products. As of December 31, 2006, Chengtong produced approximately 40 high precision steel products covering a range of over one hundred specifications. Currently, Chengtong produces precision steel products which can be categorized into five major categories of products:

Categories of Precision Steel Products:	Functions
1. Low carbon cold-rolled steel	Food packaging, dry batteries, electronic devices, kitchen tools
2. Low carbon acid wash steel	Food packaging, dry batteries, electronic devices, kitchen tools
3. Low carbon hard-rolled steel	Food packaging, dry batteries, electronic devices, kitchen tools
4. High carbon cold-rolled steel	Automobile components, saw blades, weaving needles, springs
5. High carbon hard-rolled steel	Automobile components, saw blades, weaving needles, springs

The Company currently produces extremely thin cold-rolled precision steel strips ranging from 3.0 mm to 0.03 mm. The Company also currently provides heat treatment and cutting of medium and high carbon hot-rolled steel strips and chrome stainless steel series not exceeding 3.0 millimeters fineness. Currently, the Company’s specialty precision products are mainly used in the manufacture of automobile parts and components, food packaging materials, saw blades, textile needles, microelectronics, packing and containers.

As of December 31, 2006, Chengtong had an annual production capacity of approximately 250,000 tons. Two new Phase 2 production facilities, which added approximately 10,000 square meters of production area, and an office building were completed in August 2006 and product trial runs commenced in September 2006. Actual production commenced in October 2006. In addition, with the completion of the new production facilities, Chengtong installed one 1,400mm width cold mill, adding an additional 150,000 tons to the Company’s annual production capacity. The installation of a 1,700mm cold roll mill, with an additional 150,000 tons of capacity, is expected to be completed and actual production is expected to commence prior to the end of the fiscal year ending June 30, 2007. The directors of the Company believe that the increased annual production capacity of approximately 400,000 tons will be fully utilized within two years after commencement of operation.

The new production facilities will focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that can not be manufactured in the Company’s current rolling mill. The Company’s existing facilities will primarily manufacture low carbon cold-rolled steel products.

Raw Materials

The Company is not dependent on any one single supplier for supply of hot-rolled de-scaled (pickled) coils and steel sheet. Over 40 steelmakers supply hot-rolled de-scaled (pickled) coils and steel sheets to the Company.

Based upon information obtained by the Company from the China Metallurgical Industry Planning and Research Institute (“CMI”), in 2006 the price of steel has generally decreased. However, the cost of imported iron ores has increased substantially. This apparent anomaly was due to excess supplies arising from excess capacities of the steel producers and, as a result of the downward pressure on the price of steel, the cost of steel rolls has generally decreased in 2005 and 2006. The CMI website may be viewed in English and the website URL is www.metal.net.cn.

The prices of steel rolls are very competitive, very volatile and dependent on supplies and demands. To provide some protection from the pressure and volatility of the market (i.e., to minimize the amount of purchases that Chengtong must make at high prices during the high demand seasons), Chengtong makes bulk purchases after taking into account customers’ orders on hand whenever steel prices are considered to be lower in the market. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern and Chengtong may build up its inventory during such periods when prices are low.

When sales orders are executed between the customers and Chengtong, the agreed selling price is based on the cost of raw material at that date, effectively allowing Chengtong to pass incremental cost in raw materials to its customers. The Group’s high precision steel products are sold directly to the end-users in various parts of China and Chengtong’s production is based on confirmed sales orders. Generally, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when a contract is signed.

Taxes

As a wholly foreign owned enterprise, Chengtong is entitled to preferential tax advantages, including full tax exemption on the enterprise income tax that was generated in the first two years after the recoveries of previous losses and a one-half reduction in the enterprise income tax to a rate of 13.5% for the next 3 years. The full tax exemption for the enterprise income tax expired on December 31, 2005 and the right to a one-half reduction on the enterprise income tax will expire on December 31, 2008. After such tax holidays, the profits generated by Chengtong shall be subject to the full tax rate of 27%.

Property

The Company leases for $1 per month the existing 20,000 square meters of production and office facilities in Jiading District, Shanghai on four acres of property held by a related company, Shanghai Tuorong Precision Steel Company Limited, which is expected to become a subsidiary of the Company upon approval from the relevant governmental authority for the transformation into a wholly foreign owned enterprise. There is no formal tenancy agreement between the Company and Tuorong Precision for this lease. Receipt of the approval for Shanghai Tuorong Precision Steel Company Limited to transfer the land-use rights to Chengtong is a long and involved process which has been under process for some time. The Company anticipates the transfer of land use rights will be completed in 2007.  See “Liquidity and Capital Resources—Contractual Obligations” below and Note 9 and Note 18 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for further information.

  Recent Business Developments

Stock Exchange Agreement. On December 28, 2006, the Company issued 25,363,002 shares of its common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited, a British Virgin Islands Business Company (“PSHL”), pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of Oralabs, Inc., a wholly-owned operating subsidiary. The Company issued 100 shares of its common stock to Oralabs, Inc in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $588,797 tax liability to be incurred by the Company in connection with the spin off of Oralabs, Inc. The Company then changed its name to China Precision Steel, Inc. This transaction was treated as a recapitalization for financial reporting purposes. See Note 15 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for further information on this transaction.

New Production Facilities. The total cost of the new production facilities discussed above, including the plant and machinery, is estimated to be approximately $25 million. As of December 31, 2006, capital expenditures totalling $23,529,351 had been recorded. The capital expenditures already incurred on the new production facility and plant and equipment for the 1,400mm and 1,700mm mills were funded internally and through external bank borrownings.

The Company intends to raise funds privately to fund part of the costs of the new production facilites and working capital requirements. If for any reason the proposed financing is not consummated, the Company intends to use internally generated resources and external borrowings to fund the remainder of the construction expenditure.

Results of Operations

Summary of Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended:		Six Months Ended:
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Revenues
Sales revenues	$15,007,582	$9,902,359	$25,510,930	$17,605,248
Cost of goods sold	11,594,852	7,109,245	18,394,950	12,287,788

Gross profit	3,412,730	2,793,114	7,115,980	5,317,460

Total operating expenses	574,275	476,397	810,577	571,423

Income from continuing operations	2,838,455	2,316,717	6,305,403	4,746,037

Total other income (expense)	(114,743)	112,310	(318,082)	(33,888)

Provision for (benefit from) income tax	355,547		809,908
Net income from discontinued operations	519,879	258,601	639,072	112,582

Net income	$2,888,044	$2,687,628	$5,816,485	$4,824,731

Basic and diluted earnings per share
From continuing operations	$0.09	$0.09	$0.19	$0.17
From discontinued operations	$0.02	$0.01	$0.03	$0.01
Total	$0.11	$0.10	$0.22	$0.18

Basic and diluted weighted average shares outstanding	26,981,916	26,981,916	26,981,916	26,981,916

The components of comprehensive income:
Net income	$2,888,044	$2,687,628	$5,816,485	$4,824,731
Foreign currency translation adjustment	557,213	76,402	654,985	405,877

Comprehensive income	$3,445,257	$2,764,030	$6,470,970	$5,230,608

Three months ended December 31, 2006 compared to the three months ended December 31, 2005

Net income for the three months ended December 31, 2006, was $2,888,044, as compared to the three months ended December 31, 2005, which was $2,687,628, resulting in a increase of 7%. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales Revenues. Sales revenues in 2006 increased $5,105,223, or 52%, to $15,007,582 from $9,902,359 in 2005. The reasons for the increase in sales revenues for the three months ended December 31, 2006, were as follows:

•
Sales volume increased by 8,426 tons, or 75%, to 19,634 tons for the three months ended December 31, 2006, compared to 2005 of 11,208 tons when Chengtong shifted to cold-rolled high precision steel products balance its sales mix during the three months ended December 31, 2006, compared to the same corresponding period in 2005, when hot-rolled high precision steel products were produced.

•
Average selling price per ton decreased by an average of $119 per ton, or 13%, to $764 per ton for the three months ended December 31, 2006, compared to the same corresponding period in 2005 of $883 per ton. This decrease arose from changes to the sales/production mix with high carbon sales accounting for 52% of sales compared to 65% in 2005 and an increase of low carbon production to 48% compared to 35% in 2005.

•
Sales revenue generated from low carbon precision steel sales mix increased by $3,664,681 or 105% to $7,165,526 from December 31, 2005 sales of $3,500,845. This was due to increased sales volume of 5,601 tons of low carbon cold-rolled steel compared to December 31, 2005.

•
The sales mix in high carbon precision steel switched to high end cold-rolled steel products which accounted for 28% of the current mix compared to none in 2005. Sales of high end cold-rolled steel were $4,201,996 for the three months ended December 31, 2006 at a average selling price of $13,090 per ton.

•	International sales were $1,503,837 for the three months ended December 31, 2006 compared to none in 2005.

Cost of Goods Sold. Cost of goods increased by $4,485,607, or 63%, to $11,594,852 for the three months ended December 31, 2006, from $7,109,245 in 2005. The increase is due in part to a 52% increase in sales.

•
Raw materials (principally hot-rolled de-scaled (pickled) steel coils) consumed increased by $4,552,967, or 75%, quarter-on-quarter to $10,618,130 for the quarter ended December 31, 2006 compared to the same corresponding quarter in 2005 of $6,065,163. This was mainly attributable to increases in sales volume by 8,426 tons, or 75%, to 19,634 tons (average cost of raw materials consumed was $541 per ton) for the three months ended December 31, 2006 compared to 11,208 tons (average cost of $541 per ton) in 2005.

Gross Profit Margin. Gross profit margin decreased to 23% for the three months ended December 31, 2006, compared to the three months ended December 31, 2005 of 28%. This decrease is due largely to the unfavorable variance in cost of sales by 63% in relation to the increase in sales revenue by 52%.

Expenses. Selling expenses increased by $44,397, or 219%, to $64,693 for the quarter ended December 31, 2006, compared to $20,296 for the quarter ended December 31, 2005. The increase was due to increases in transportation expenses of $25,030, advertising of $8,132, insurance of $5,118, entertainment expense of $2,224 and travel expense of $1,824.

Administrative expenses increased by $52,810, or 12%, to $498,737 for the three months ended December 31, 2006, compared to $445,927 for the three months ended December 31, 2005. The increase was due to increases in legal and professional expenses of $50,000. The increase in the legal and professional fees was due to costs incurred in connection with the share exchange between the Company and PSHL and related transactions as discussed above.

Depreciation expense, a portion of which is included as a component of cost of goods sold increased by $163,255, or 84%, to $356,514 in 2006, from $193,259 in 2005, was due primarily to an increase in depreciable assets in 2006 when compared to 2005 due to the upgrading of the production facilities.

For the quarters ended December 31, 2006 and 2005, the Company incurred $419,662 and $206,464, respectively, in interest and financing costs associated with debts. Interest costs of $304,919 incurred during the quarter ended December 31, 2006 were capitalized as part of the construction-in-progress leaving $114,743 in interest expense. This increase was due primarily to increased borrowings to finance the construction-in-progress and plant and machinery, specifically for the purpose of increasing production capacity by 300,000 tons.

Income Taxes. The provision for income taxes increased to $355,547 for the three months ended December 31, 2006 as compared to $0 for the three months ended December 31, 2005. This increase was due to the expiration of the 100% tax holiday from enterprise income taxes imposed in the PRC. During the fiscal year ending June 30, 2007, the Company will be allowed a 50% reduction in enterprise income taxes.

Discontinued Operations. Included in income from discontinued operations is the income from OraLabs, Inc.’s operations prior to its divestiture on December 28, 2006. The income from discontinued operations increased by $261,278, or 101%, from $258,601 during the three months ended December 31, 2005 to $519,879 during the three months ended December 31, 2006.

Six months ended December 31, 2006 compared to the six months ended December 31, 2005

Net income for the six months ended December 31, 2006, was $5,816,485, as compared to the six months ended December 31, 2005, which was $4,824,731, resulting in an increase of 21%. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales Revenues. Sales revenues in 2006 increased $7,905,682, or 45%, to $25,510,930 from $17,605,248 in 2005. The reasons for the increase in sales revenues for the six months ended December 31, 2006, were as follows:

•
Sales volume increased by 7,525 tons, or 34%, to 29,493 tons for the six months ended December 31, 2006, compared to 2005 of 21,968 tons when Chengtong shifted to balance its sales mix during the six months ended December 31, 2006, compared to the same corresponding period in 2005, when hot-rolled high precision steel products were produced.

•
Average selling price per ton increased by an average of $64 per ton, or 8%, to $865 per ton for the six months ended December 31, 2006, compared to the same corresponding period in 2005 of $801 per ton. The average was helped by increases in three major categories of precision steel products: low carbon cold-rolled steel, $607 compared to $520; high carbon hot-rolled steel, $651 compared to $644; and high carbon cold-rolled steel, $2,535 compared to $2,374. Chengtong also started production of high end cold-rolled steel products with a average selling price of $13,599 for the six months ended December 31, 2006.

•	International sales increased to $1,165,561 for the six months ended December 31, 2006 compared to $329,805 in 2005.

Cost of Goods Sold. Cost of goods increased by $6,107,162, or 50%, to $18,394,950 for the six months ended December 31, 2006, from $12,287,788 in 2005. The increase is due in part to a 34% increase in sales.

•
Raw materials (principally hot-rolled de-scaled (pickled) steel coils) consumed increased by $5,698,676, or 54%, quarter-on-quarter to $16,335,269 for the quarter ended December 31, 2006, compared to the same corresponding quarter in 2005 of $10,636,593. The increase was mainly attributable to increases in sales volume by 7,525 tons, or 34%, to 29,493 tons (average cost of raw materials consumed was $554 per ton) for the six months ended December 31, 2006 compared to 21,968 tons (average cost of $484 per ton) in 2005.

Gross Profit Margin. Gross profit margin decreased to 28% for the six months ended December 31, 2006, compared to the six months ended December 31, 2005 of 30%. This decrease is due largely to the unfavorable variance in cost of sales by 50% in relation to the increase in sales revenue by 45%.

Expenses. Selling expenses increased by $62,012, or 146%, to $104,390 for the six months ended December 31, 2006, compared to $42,378 for the six months ended December 31, 2005. The increase was due to increases in transportation expenses of $33,940, advertising of $8,132, insurance of $4,418, entertainment expense of $4,122 and travel expense of $9,347.

Administrative expenses increased by $174,525, or 34%, to $684,925 for the six months ended December 31, 2006, compared to $510,400 for the six months ended December 31, 2005. The increase was due to increases in legal and professional expenses of $197,165 offset by decreases in various other administrative expenses. The increase in the legal and professional fees was due to costs incurred in connection with the share exchange between the Company and PSHL and related transactions as discussed above.

Depreciation expense, a portion of which is included as a component of cost of goods sold, increased by $213,649, or 53%, to $617,405 in 2006, from $403,630 in 2005. This was due primarily to an increase in depreciable assets as a result of upgrading the production facilities in 2006.

For the six months ended December 31, 2006 and 2005, the Company incurred $815,768 and $352,662, respectively, in interest and financing costs associated with debts. Interest costs of $497,686 incurred during the six months ended December 31, 2006 were capitalized as part of the construction-in-progress, leaving $318,082 in interest expense. This increase was due primarily to increased borrowings to finance the construction-in-progress and plant and machinery, specifically for the purpose of increasing production capacity by 300,000 tons.

Income taxes. The provision for income taxes increased to $809,908 for the six months ended December 31, 2006 as compared to $0 for the six months ended December 31, 2005. This increase was due to the expiration of the 100% tax holiday from enterprise income taxes imposed in the PRC. During the fiscal year ending June 30, 2007, the Company will be allowed a 50% reduction in enterprise income taxes.

Discontinued Operations. Included in income form discontinued operations is the income from Oralabs, Inc.’s operations prior to its divestiture on December 28, 2006. The income from discontinued operations increased by $526,490, or 468%, from $112,582 during the six months ended December 31, 2005 to $639,072 during the six months ended December 31, 2006.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended December 31, 2006, was $5,473,819 as compared with $866,975 used by operating activities for the six months ended December 31, 2005, for a net increase of $6,453,376. This increase was due primarily to a $4,059,814 decrease in accounts receivable combined with a $4,622,396 increase in accounts payable and accrued expenses, a $2,919,124 increase in advances from customers and a $927,307 increase in taxes payable offset in part by increases in inventory of $8,207,665 and advances to suppliers of $4,410,823 during 2006.

Net cash flows used in investing activities for the six months ended December 31, 2006, was $10,212,328 compared to $7,012,465 for the six months ended December 31, 2005. The increase in investing activity was due to substantial decreases in the amount spent on construction-in-progress during 2006 relating to the new production facilities.

Net cash flows provided by financing activities for the six months ended December 31, 2006, was $5,070,544 compared to $5,122,014 provided by financing activities for the six months ended December 31, 2005. Both years reflect substantial borrowing which was incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2006 partially offset the bank borrowings. During the six months ended December 31, 2006, the Company also received $558,767 in stock proceeds and restructuring contributions.

Current liabilities exceeded current assets by $8,345,428 at December 31, 2006. The working capital deficit was incurred primarily due to the short-term nature of certain construction financing combined with advances from directors used to finance working capital needs. See Notes 9 and 18 of Notes to Condensed Consolidated Financial Statements for more information on amounts due to directors.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of December 31, 2006:

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years
Notes payable (Principal and interest) Long-term debt (Principal and interest) Purchase obligation for construction projects	$ 14,477,427 19,033,990 4,747,172	$ 14,477,427 11,066,811 4,747,172	$ - 5,617,882 -	$ - 2,349,297 -
	$ 38,258,589	$ 30,291,410	$ 5,617,882	$ 2,349,297

Notes payable consisted of:

•  Bank borrowings, rolled over July 27, 2006, of $5,882,353 with maturity dates from May 25, 2007 through July 25, 2007. The interest rate on these borrowings is 5.85%. These notes are guaranteed by a related company.

•  Bank note, dated September 22, 2005, of $8,250,074 with an interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery that matured on December 31, 2006.

Long-term debt consisted of:

•  Bank loan, dated October 14, 2004 of $7,798,225, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery.

•  Bank loan, dated September 22, 2005, payable over 4 years ending August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery.

Purchase obligation for construction projects consists of the amounts obligated on Chengtong’s new production facilities.

Related Party Contractual Obligations — Recent Developments

As of December 31, 2006, Wo Hing Li, the Company’s President and Chairman, had advanced an aggregate of $8,840,990 (based upon exchange rates at December 31, 2006 between the U.S. Dollar and Chinese Yuan of 7.804 Yuan to the Dollar), for construction costs incurred for Chengtong’s production facilities on land to which the land rights are owned by another company under his control. At such time as local governmental approval in China is received for the transfer of the land rights and the related properties to Chengtong and such assets are then transferred to Chengtong, the related costs paid by Wo Hing Li will be reflected on the Group’s consolidated financial statements as amounts due to him. On February 13, 2007, Wo Hing Li entered into an agreement with the Company and PSHL such that, upon the occurrence of such asset transfer to Chengtong, he will contribute $3,839,607 as additional paid in capital to the Company and the balance due to him in respect of such asset transfer is to be converted into common stock of the Company at a price equivalent to the greater of (i) such price per share of the Company’s common stock as may be paid in connection with, and subject to, the consummation of a future private placement by the Company of its securities and (ii) the average closing price of the Company’s common stock as reported on The NASDAQ Capital Market for the five (5) trading days prior to transfer of the assets. There can be no assurance as to when approval from the local governmental authorities in China for the transfer of land rights will be forthcoming, if at all. In addition, Mr. Li has agreed to convert current debt outstanding and payable to him of $1,798,066 into shares of the Company's common stock at such equivalent price per share as may be paid in connection with, and subject to, the consummation of a future private placement by the Company of its securities. See Note 18 of Notes to Condensed Consolidated Financial Statements contained in Part I, Item I, of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and commodity prices. The Company neither holds nor issues financial instruments for trading purposes nor does the Company make use of derivative instruments to hedge the risks discussed below.

The following sections provide information on the Company’s exposure to market risks. Its use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Group conducts operations principally in the Chinese Renminbi. Save for the recent exports to Thailand and the Philippines, all of the Company’s local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. The Company faces foreign currency rate translation risk when Chengtong’s results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the U.S. Dollar. This move initially valued the Renminbi at 8.11 per U.S. Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and, as of December 31, 2006, the exchange rate was 7.804 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) the income and profit of the Company are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At December 31, 2006, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $29 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.9 million at December 31, 2006.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At December 31, 2006, the Group’s total bank debt outstanding was $30,102,117, all of which was interest-bearing. Approximately 80% of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, the Company will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As the Company’s short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that the Company seeks to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect the Company’s earnings and cash available for distribution to its shareholders.

At December 31, 2006, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was $30 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $3 million at December 31, 2006.

Commodity Prices

Steel producers, such as Chengtong, require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal as well as large amounts of energy. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

The Group has no open derivative commodity instruments as of December 31, 2006 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company's President and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act as of the last day of the period covered by this Quarterly Report (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

As of the date of this Quarterly Report, there is no pending litigation against the Company nor was there any litigation initiated by the Company.

Item 1A. Risk Factors.

The realization of any of the risks described below could have a material adverse effect on the Company’s business, results of operations and future prospects.

Risks Relating to the Company’s Business

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products has resulted in intense competition, which may have an adverse effect on profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply. This has led to substantial price decreases during periods of economic weakness, which have not been offset by commensurate price increases during periods of economic strength. Substitute materials are increasingly available for many steel products, which may further reduce demand for steel. Additional overcapacity or the use of alternative products could have a material adverse effect upon the Company and its results of operations.

Rapidly growing demand and supply in China and other developing economies may result in additional excess worldwide capacity and falling steel prices.

Over the last several years steel consumption in China and other developing economies such as India has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries and entered into long-term contracts with iron ore suppliers in Australia and Brazil. Steel production, especially in China, has been expanding rapidly and could be in excess of Chinese demand depending on continuing demand growth rates. Because China is now the largest worldwide steel producer, any significant Chinese capacity excess could have a major impact on world steel trade and prices if excess production is exported to other markets.

Increases in prices and limited availability of raw materials and energy may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal as well as large amounts of energy. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products. Steel producers have periodically been faced with problems in receiving sufficient raw materials and energy in a timely manner, resulting in production curtailments. These production curtailments and escalated costs have reduced profit margins and may continue to do so in the future, which could have a material adverse effect upon the Company and its results of operations.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

The Company’s operating subsidiary, Shanghai Chengtong Precision Strip Co., Ltd., which we sometimes refer to as Chengtong, is currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. The Company’s consolidated business and operating results could be materially and adversely affected if the Company were to increase expenditures to comply with any new environmental regulations affecting its operations.

The Company may require additional capital in the future and we cannot assure that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to stockholdings.

The development of high quality specialty precision steel requires substantial funds. Sourcing external capital funds for product development and requisite capital expenditures are key factors that have and may in the future constrain the Company’s growth, production capability and profitability. For the Company to achieve the next phase of its corporate growth, increased production capacity, successful product development and additional external capital will be necessary. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to the Company, if at all. Any sale of a substantial number of additional shares of common stock or securities convertible into common stock will cause dilution to the holders of the Company’s common stock and could also cause the market price of its common stock to decline.

The Company faces significant competition from competitors who have greater resources than the Company, and the Company may not have the resources necessary to successfully compete with them.

The Company is one of a few manufacturers of specialty precision steel products in China. Differences in the type and nature of the specialty precision steel products in China’s steel industry are relatively small, and, coupled with intense competition from international and local suppliers, to a limited extent, consumers’ demand is rather price sensitive. Competitors may increase their market share through pricing strategies. The Company’s business is in an industry that is becoming increasingly competitive and capital intensive, and competition comes from manufacturers located in China as well as from international competition. The Company’s competitors may have financial resources, staff and facilities substantially greater than the Company’s and the Company may be at a competitive disadvantage compared with larger companies.

The Company produces a limited number of products.

Cold-rolled specialty precision steel is a relatively new industry in China; manufacturers previously relied on imports from Japan, Korea, the European Union and the United States. Accordingly, the average quality and standards of China’s high precision steel industry lags behind the international norm. During the last three years, the Company believes that it has developed a nationally recognizable brand, however, it has not yet established an internationally recognizable brand for its specialty steel products. As of December 31, 2006, the Company offered more than 40 high precision steel products of over 100 specifications. Currently the Company produces five major categories and over ten types of high precision steel products. However, there are many other specialty precision steel products of similar nature in the market and the narrow band of the Company’s precision steel products may negatively impact the Company’s financial performance should there be drastic changes in market demands and/or competition.

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers.

In 2004, China’s total production of cold-rolled steel sheets was approximately 10.55 million tons, and imports accounted for approximately 6.91 million tons. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for steel produced by the Company.

The Company has substantial indebtedness with floating interest rates.

At December 31, 2006, total outstanding indebtedness, on a consolidated basis, was $30,102,117 in bank debt (all of which was interest-bearing) and $2,240,599 due to directors. Approximately 80% of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. To the extent interest rates increase, the Company will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As the Company’s short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that the Company seeks to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect the Company’s earnings and cash available for distribution to its shareholders.

The Company depends upon its key personnel. The loss of any key personnel or its failure to attract and retain key personnel could adversely affect its future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede the Company’s future performance, including product development, strategic plans, marketing and other objectives. The Company’s success depends to a substantial extent not only on the ability and experience of its senior management, but particularly upon the Company’s Chairman, Wo Hing Li; the General Manager of Chengtong, Hai Sheng Chen; and Chief Financial Officer, Leada Tak Tai Li. The Company does not currently have in place key man life insurance on Wo Hing Li, Hai Sheng Chen or Leada Tak Tai Li. To the extent that the services of these officers and directors would be unavailable to the Company, the Company would be required to recruit other persons to perform the duties performed by Wo Hing Li, Hai Sheng Chen and Leada Tak Tai Li. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

Termination of preferential taxation policy may negatively impact our profitability.

As a wholly foreign owned enterprise, Chengtong is entitled to preferential tax advantages, including full tax exemption on the enterprise income tax that was generated in the first two years, after the recoveries of previous losses, and a one-half reduction in the enterprise income tax, to a rate of 13.5%, for the next 3 years. The full tax exemption for the enterprise income tax expired on December 31, 2005 and the one-half reduction on the enterprise profit tax will expire on December 31, 2008. After such tax holidays, profits generated by the Company shall be subject to the full tax rate of 27%. In the event that the Company no longer receives preferential tax treatment, such a condition would have a material adverse effect on the results of its operations.

Protection and infringement of intellectual property.

Except for a patent on the Environment-Conscious Mill Bearing with Inner Circular Lubrication, the Company has no patents or licenses that protect its intellectual property. Unauthorized parties may attempt to copy aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company’s products is difficult. The Company’s experienced key engineers and management staff are extensively involved in all facets of research, design, craftwork, styling and development of the specialty precision products. Potential risks on the divulgence of skills and the development of new products increase should these employees resign, as the Company relies heavily on them. Chengtong has also elected to protect internally developed know-how and production processes (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving, which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff) to sign non-disclosure and confidentiality contracts. However, the Company’s means of protecting its proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect the Company’s proprietary rights to as great an extent as do the laws of the United States. The Company’s failure to adequately protect its proprietary rights may allow third parties to duplicate its products, production processes or develop functionally equivalent or superior technology. In addition, the Company’s competitors may independently develop similar technologies or design around the Company’s proprietary intellectual property.

The Company depends upon its largest customers for a significant portion of its sales revenue, and the Company cannot be certain that sales to these customers will continue. If sales to these customers do not continue, then the Company’s sales may decline and our business may be negatively impacted.

The Company currently supplies its high precision steel products to 12 major customers in the Chinese domestic market. For the years ended June 30, 2006 and 2005, sales revenues generated from the top five major customers amounted to 50% and 88% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 15% and 28% of total sales revenues, respectively. For the six months ended December 31, 2006 and 2005, sales to Chengtong’s largest customer in each such period amounted to 36% and 29%, respectively. The Company does not enter into long-term contracts with its customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on the Company’s sales revenues and business.

Defects in the Company’s products could impair the Company’s ability to sell its products or could result in litigation and other significant costs.

Detection of any significant defects in the Company’s precision steel products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of its products, diversion of development resources, injury to the Company’s reputation or increased costs to correct such defects. Defects could harm the Company’s reputation, which could result in significant costs to the Company and could impair its ability to sell its products. The costs it may incur in correcting any product defects may be substantial and could decrease its profit margins.

If the Company’s production facilities were destroyed or significantly damaged as a result of fire or some other natural disaster, the Company would be adversely affected.

All of the Company’s products are currently manufactured at its existing facilities located in the Jiading District in Shanghai, China. Fire fighting and disaster relief or assistance in China may not be as developed as in Western countries. While the Company maintains property damage insurance aggregating approximately $18.5 million covering its raw materials, finished goods, equipment and buildings and another $10.5 million insurance against equipment breakdown, it does not maintain business interruption insurance. Material damage to, or the loss of, its production factory facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on the Company’s financial condition, results of operations, business and prospects.

Judgments against the Company and management may be difficult to obtain or enforce.

The Company’s principal executive offices are located in Hong Kong, PRC. Outside the United States, it may be difficult for investors to enforce judgments obtained against the Company in actions brought in the United States, including actions predicated upon the civil liability provisions of federal securities laws. In addition, most of the Company’s officers and directors reside outside of the United States and the assets of these persons are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon these persons, or to enforce against the Company or these persons judgments predicated upon the liability provisions of United States federal securities laws.

The Company may not pay dividends in the future.

The Company may not be able to declare dividends or the Board of Directors may decide not to declare dividends in the future.

Risks Relating to China

The Company faces significant risks if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to our operations in China.

Chengtong’s manufacturing facility is located in China. As of December 31, 2006, all of the Company’s assets are located in China and, except for a small volume of exports to Thailand and the Philippines, all of its sales revenues are generated in China. Accordingly, the Company’s results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations, confiscatory taxation, changes in employment restrictions, restrictions on imports and sources of supply, import duties, corruption, currency revaluation or the expropriation of private enterprise could materially and adversely affect the Company. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then the Company’s business could be adversely affected. Chengtong could even be subject to the risk of nationalization, which could result in the total loss of investment. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by the Company. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.

Fluctuations in exchange rates of the Renminbi could adversely affect the value of and dividends, if any, payable of shares of the Company’s common stock.

Save for the recent exports to Thailand and the Philippines, all of the Company’s local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years, and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially values the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi will no longer be linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy, and, as of December 31, 2006, the exchange rate was 7.804 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amidst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) the income and profit of the Company are mainly denominated in Renminbi and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

Uncertainty relating to the laws and regulations in China.

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Legislation over the past 25 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws that exist, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. Even where adequate law exists in China, it may not be possible to obtain swift and equitable enforcement of that law. The legal system in China cannot provide shareholders with the same level of protection as in the United States. Chengtong is governed by the laws and regulations generally applicable to local enterprises, and those laws and regulations have been recently introduced, remain experimental in nature and are subject to changes and further amendments.

Controversies affecting China’s trade with the United States could depress the Company’s stock price.

While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies and trade disagreements between the United States and China may arise that have a material adverse effect upon the Company’s stock price. Political or trade friction between the United States and China, whether or not actually affecting its business, could also materially and adversely affect the prevailing market price of the Company’s common stock.

Future changes in the labor laws in China may result in the continued increase in labor costs.

The Company has recently experienced an increase in the cost of labor. Any future changes in the labor laws in China could result in the Company having to pay increased labor costs. There can be no assurance that the labor laws will not change, which may have a material adverse effect upon the Company’s business and results of operations.

Risks Relating to Our Common Stock

The market price for shares of our common stock could be volatile; the sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. Such factors may include, without limitation, the general economic and monetary environment, quarter-to-quarter variations in our anticipated and actual operating results, future financing activities and the open-market trading of our shares, in particular.

The trading market in our common stock is limited and illiquid and may cause volatility in the market price.

As of December 31, 2006, 6% of the issued and outstanding shares of our common stock was not owned by affiliates, or 1,618,915 shares. Thus, the market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock price is volatile and could decline in the future.

The stock market, in general, has experienced extreme stock price fluctuations. In some cases, these fluctuations have been unrelated to the operating performance of the affected companies. Many companies with Chinese operations have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates; and

•	general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to a resale prospectus may have an adverse effect on the market price of our common stock.

One stockholder exercises significant control over matters requiring shareholder approval.

Wo Hing Li, the Company’s President, had voting power as of December 31, 2006, equal to approximately 74.6% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and requirements in connection with the listing of our common stock on The NASDAQ Capital Market. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, including expansion in current and new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us. At the Company’s Annual Meeting on December 27, 2006, we received approval from shareholders to issue an undetermined number of our equity securities in an aggregate amount of up to 22,600,000 shares of our common stock, or approximately 84% of the total number of shares outstanding as set forth on the cover of this Quarterly Report, in connection with potential financings on such terms as the Company may determine at the time of such financings and in reliance upon available exemptions from the registration requirements of the Securities Act.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting purely from market forces over which we will have no control. If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new products and to expand into new markets. The exploitation of our products may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 will require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards and will impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process that will be required of our independent registered public accountants is new, and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock, and we do not plan to pay cash dividends on our stock in the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As more fully disclosed in Item 3.02 of the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2007 and incorporated herein by reference, the following unregistered issuances of the Company’s Common Stock were made on December 28, 2006:

(i) Pursuant to the terms of the Stock Exchange Agreement, as amended, on December 28, 2006, the Company issued 25,363,002 shares of the Company’s Common Stock to accredited investors and other non-U.S. persons, in reliance upon the exemption from registration provided by Regulation S, promulgated under the Securities Act, and in exchange for all of the issued and outstanding shares of Partner Success Holdings Limited, or PSHL.

(ii) Pursuant to the terms of the Tax Indemnity Agreement, dated December 28, 2006, the Company issued 100,000 shares of the Company’s common stock to OraLabs, Inc., in exchange for a total purchase price of $450,690. These securities were offered and sold in reliance upon Section 4(2) of the Securities Act.

As more fully described in Item 1.01 of the Company’s Current Report on Form 8-K, filed with the Commission on January 4, 2007 and incorporated herein by reference, on December 28, 2006, pursuant to the Redemption Agreement, dated December 28, 2006 (the “Redemption Agreement”), incorporated by reference herein, the Company received 3,629,350 shares of Company’s Common Stock from the Company’s former President, Gary Schlatter, in exchange for the transfer to Gary Schlatter of all 100 shares of OraLabs, Inc.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company submitted matters to a vote of its security holders through the solicitation of proxies. The content of these matters may be found in the Company’s Definitive Proxy Statement issued pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed with the SEC on November 22, 2006 and incorporated herein by reference.

The annual meeting of the stockholders of the Company was held on December 27, 2006, at the offices of OraLabs, Inc., 18685 E. Plaza Drive, Parker, Colorado. The results of the voting were as follows:

Proposal 1: Approval of the issuance of 94% of the Company’s outstanding shares to PSHL shareholders or their designees in exchange for all of the ownership interests in PSHL:

For	Against	Abstain
3,786,319	14,325	493

Proposal 2: Redemption of all shares of the Company owned individually by Gary H. Schlatter in exchange for issuance to him of the entire ownership of the operating subsidiary, OraLabs, Inc.:

For	Against	Abstain
3,787,039	2,930	1,168

Proposal 3: Approval of the 2006 Director Stock Plan:

For	Against	Abstain
3,784,626	16,168	343

Proposal 4: Approval of the sale to OraLabs, Inc. of up to 100,000 shares of Company common stock to satisfy an indemnity obligation of OraLabs, Inc.:

For	Against	Abstain
3,785,294	15,550	293

Proposal 5: Authorize the Company to issue an undetermined number of shares of Company common stock, shares of preferred stock convertible into Company common stock or warrants to purchase Company common stock, in an aggregate amount of up to 22,600,000 shares of common stock in connection with a potential equity financing:

For	Against	Abstain
3,785,273	15,536	328

Proposal 6: Approval of amendment to the Company’s Articles of Incorporation to change company name and increase number of authorized shares of common stock:

For	Against	Abstain
4,545,948	34,196	782

Proposal 7: Approval of amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock:

For	Against	Abstain
3,785,329	15,520	288

Proposal 8: Election of Directors

Name	For	Against
Wo Hing Li	4,522,719	28,207
Hai Sheng Chen	4,552,719	28,207
Che Kin Lui	4,552,719	28,207
David Peter Wong	4,552,669	28,257
Tung Kuen Tsui	4,552,719	28,207

Proposal 9: Approval of the China Precision Steel, Inc. 2006 Omnibus Long-Term Incentive Plan:

For	Against	Abstain
3,785,222	15,624	291

Proposal 10: Ratification of selection of independent auditors.

For	Against	Abstain
4,577,666	2,814	446

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

(a) Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibits Included Within:

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, filed March 31, 1999, Exhibit 3.1.II)

4	Specimen Certificate for Common Stock

10.1	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.1)

10.2	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.2)

10.3	2006 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.3)

10.4	2006 Director Stock Plan, dated December 26, 2006 (incorporated herein by reference to the Company’s Definitive Proxy Statement, filed November 22, 2006, Annex 3)

10.5
Equipment Mortgage Agreement between Chengtong and Raisffesien Zentralbank Oesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.4)

10.6
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Steel Company Limited and Raisffesien Zentralbank Oesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.5)

10.7	Letter of Offer between Chengtong and Raisffesien Zentralbank Oesterreich AG, dated October 14, 2004 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.6)

10.8
Amendment No. 1 to Letter of Offer between Chengtong and Raisffesien Zentralbank Oesterreich AG, dated December 28, 2004 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.7)

10.9
Amendment No. 2 to Letter of Offer between Chengtong and Raisffesien Zentralbank Oesterreich AG, dated May 10, 2005 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.8)

10.10
Amendment No. 3 to Letter of Offer between Chengtong and Raisffesien Zentralbank Oesterreich AG,  dated July 26, 2005 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 10.9)

21	List of Subsidiaries of the Company

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report and Certification of Inspector of Elections, dated December 27, 2006

99.2	Press Release, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 99.3)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Precision Steel, Inc.

Date: February 13, 2007                    By: /s/ Wo Hing Li
                        Wo Hing Li
                                            President