Form 10-Q
period 2007-03-31
China Precision Steel, Inc.
filed 2007-05-14
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007
or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________  to ________

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
Yes ☐ No ☑

As of May 14, 2007, there were 35,361,543 shares of the Company’s common stock outstanding.

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended March 31, 2007

Part I - Financial Information

		Page
Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and June 30, 2006 (audited).	F-1

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2007 and 2006.	F-2

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006.	F-3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2006 (audited) and the nine months ended March 31, 2007 (unaudited)	F-5

	Notes to Condensed Consolidated Financial Statements.	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	10

Part II - Other Information

Item 1.	Legal Proceedings.	11

Item 1A.	Risk Factors.	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	18

Item 4.	Submission of Matters to a Vote of Security Holders.	18

Item 5.	Other Information.	18

Item 6.	Exhibits.	18

Signatures		20

Item 1. Financial Statements.

China Precision Steel, Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31,
	2007	June 30,
	(Unaudited)	2006

Assets

Current assets
Cash and equivalents	$11,585,601	$186,955
Accounts receivable
Trade, net of allowances of $519,614 and $138,837
at March 31, 2007 and June 30, 2006, respectively	4,600,075	13,399,003
Other	148,579	69,913
Inventory	17,831,976	6,283,910
Deposits	301,462	75,575
Advances to suppliers	9,336,756	3,138,759

Total current assets	43,804,449	23,154,115

Property and equipment
Property and equipment, net	18,517,748	8,664,417
Construction-in-progress	13,132,806	13,752,954

	31,650,554	22,417,371

Total assets	$75,455,003	$45,571,486

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$3,240,995	$1,801,466
Advances from customers	2,844,296	1,859,773
Other taxes payables	971,364	862,914
Current income taxes payable	2,513,992	—
Deferred income taxes payable	574,942	1,535,204
Amounts due to directors	2,188,221	5,896,943
Current portion of long-term debt	10,923,671	8,918,939
Notes payable	8,959,330	9,862,672

Total current liabilities	32,216,811	30,737,911

Long-term debt, net of current portion shown above	4,127,962	3,152,415

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at
March 31, 2007 or June 30, 2006
Ordinary stock: $0.001 par value, 62,000,000 shares
authorized, 35,361,543 and 24,283,725 issued and
outstanding at March 31, 2007 and June 30, 2006	35,362	24,284
Additional paid-in capital	21,229,164	1,375,716
Accumulated other comprehensive income	1,736,497	745,583
Retained earnings	16,109,207	9,535,577

Total stockholders' equity	39,110,230	11,681,160

Total liabilities and stockholders' equity	$75,455,003	$45,571,486

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended:		Nine Months Ended:
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Revenues
Sales revenues	$11,610,673	$8,548,765	$37,121,603	$26,154,013
Cost of goods sold	8,240,743	5,441,194	26,635,693	17,475,559

Gross profit	3,369,930	3,107,571	10,485,910	8,678,454

Operating expenses
Selling expenses	92,315	54,795	196,705	97,173
Administrative expenses	1,411,106	250,200	2,096,031	749,591
Depreciation and amortization expense	11,062	115	32,324	29,769

Total operating expenses	1,514,483	305,110	2,325,060	876,533

Income from continuing operations	1,855,447	2,802,461	8,160,850	7,801,921

Other income (expense)
Other revenues	53,436	—	53,436	177,714
Other expenses	—	(4,564)	—	(2,024)
Interest and finance costs	(196,787)	(1,873)	(514,869)	(25,214)

Total other income (expense)	(143,351)	(6,437)	(461,433)	150,476

Net income from continuing operations
before income tax	1,712,096	2,796,024	7,699,417	7,952,397

Provision for (benefit from) income tax
Current	1,196,573	—	2,091,886	—
Deferred	(880,694)	—	(966,099)	—

Total income tax expense	315,879	—	1,125,787	—

Net income before discontinuing operations	1,396,217	2,796,024	6,573,630	7,952,397

Net income from discontinued operations	—	333,895	831,448	446,477

Net income	$1,396,217	$3,129,919	$7,405,078	$8,398,874

Basic earnings per share
From continuing operations	$0.05	$0.12	$0.26	$0.30
From discontinued operations	$—	$0.01	$0.03	$0.02
Total	$0.05	$0.13	$0.29	$0.32

Basic weighted average shares outstanding	28,946,086	24,283,725	25,815,157	24,283,725

Diluted earnings per share
From continuing operations	$0.05	$0.12	$0.26	$0.30
From discontinued operations	$—	$0.01	$0.03	$0.02
Total	$0.05	$0.13	$0.29	$0.32

Diluted weighted average shares outstanding	29,387,360	24,283,725	25,960,101	24,283,725

The Components of comprehensive income:
Net income	$1,396,217	$3,129,919	$7,405,078	$8,398,874
Foreign currency translation adjustment	335,929	67,235	990,914	510,341

Comprehensive income	$1,732,146	$3,197,154	$8,395,992	$8,909,215

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended:
	March 31,	March 31,
	2007	2006

Cash flows from operating activities
Net Income	$7,405,078	$8,398,874
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	1,095,981	939,150
Less income from discontinued operations - Oralabs, Inc	(831,448)	(446,477)
Provision for doubtful accounts	519,614	—
Warrants issued for consulting	447,993	—
Net changes in assets and liabilities:
Accounts receivable, net	8,200,648	(1,069,471)
Inventories	(11,548,066)	(3,169,067)
Advances to suppliers	(6,197,997)	1,483,036
Deposits	(225,887)	(86,061)
Accounts payable and accrued expenses	1,439,529	(156,032)
Advances from customers	984,523	4,098,607
Deferred income taxes	(960,262)	—
Current income taxes	2,513,992	—
Taxes payable	108,450	(94,433)

Net cash provided by operating activities	2,952,148	9,898,126

Cash flows from investing activities
Purchases of fixed assets including construction in progress	(10,329,164)	(22,130,609)

Net cash (used in) investing activities	(10,329,164)	(22,130,609)

Cash flows from financing activities
Advances from directors, net	(3,708,722)	1,908,251
Notes payable proceeds	12,280,943	8,607,551
Repayments of notes payable	(10,204,006)	—
Proceeds from sale of common stock	19,416,533	—

Net cash provided by financing activities	17,784,748	10,515,802

Effect of exchange rate	990,914	510,341

Net increase (decrease) in cash	11,398,646	(1,206,340)

Cash and cash equivalents, beginning of year	186,955	3,133,326

Cash and cash equivalents, end of year	$11,585,601	$1,926,986

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended:
	March 31,	March 31,
	2007	2006

Supplemental disclosure of cash flow information

Interest paid	$572,089	$659,139
Taxes paid	$—	$—
Issuance of 2,798,191 shares of stock for syndication fees	$8,394,573	$—
Issuance of 100,000 warrants for services	$562,731	$—
Issuance of 1,300,059 warrants for syndication fees	$2,770,349	$—

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2006 (audited) and the Nine Months ended March 31, 2007 (audited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity

Balance at June 30, 2005	50,000	50,000	950,000	—	2,421,476	3,421,476

Effects of recapitalization	24,233,725	(25,716)	425,716		(400,000)	—
Foreign currency translation
adjustment	—	—	—	745,583	—	745,583

Net income for the year	—	—	—	—	8,414,570	8,414,570
Less discontinued operations
sold to former shareholder	—	—	—	—	(900,469)	(900,469)

Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,452	22,347,543	—	—	22,354,995
Syndication fees	—	—	(2,938,462)	—	—	(2,938,462)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	—	—	—
Anti-dilution rights stock	827,962	828	(828)	—	—	—
Warrants issued for consulting	—	—	447,993	—	—	447,993
Foreign currency translation
adjustment	—	—	—	990,914	—	990,914
Net income	—	—	—	—	7,405,078	7,405,078
Less discontinued operations
sold to former shareholder	—	—	—	—	(831,448)	(831,448)

Balance at March 31, 2007	35,361,543	$35,362	$21,229,164	$1,736,497	$16,109,207	$39,110,230

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

1.  Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company”) under its former name, Oralabs Holding Corp., issued 25,363,002 shares of its common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited, a British Virgin Islands Business Company (“PSHL”) pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of Oralabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to Oralabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spin-off of Oralabs, Inc. and the supplement payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior Oralabs, Inc. operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spin-off of Oralabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid-in capital to the extent of the additional cash received, which was also $558,797. See Note 15 of Notes to Condensed Consolidated Financial Statements.

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2006 and 2005. It has one wholly-owned subsidiary, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”) which it acquired in a series of transactions. This acquisition was recorded using purchase accounting and resulted in an increase of $1,086,262 in the carrying amount of property and equipment for financial reporting purposes.

Chengtong was registered on July 2, 2002 in Shanghai, in the People’s Republic of China (“PRC”) with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL was approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise ("WFOE") was granted.

As used herein, the “Group” refers to the Company, PSHL and Chengtong on a consolidated basis.

The Company’s principal activities are conducted through its principal subsidiary, Chengtong. Chengtong, is a niche precision steel processing company principally engaged in the manufacture and sales of cold-rolled and hot-rolled precision steel products and plates for downstream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls and plates in different cuts and thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

2.  Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended June 30, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Precision Steel, Inc. and subsidiaries as of March 31, 2007 and June 30, 2006, the results of their operations for the three and nine month periods ended March 31, 2007 and 2006, and cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the three and nine month periods ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At March 31, 2007 and June 30, 2006, the Company had $519,614 and $138,837 of allowances for doubtful accounts, respectively.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include fixed and variable production overheads, taking into account the stage of completion.

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

Buildings	25 years
Office equipment	5 years
Motor vehicles	5 years
Machineries	10 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three and nine months periods ended March 31, 2007 and 2006.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2007 and 2006, the Company capitalized $1,036,812 and $607,073, respectively, of interest to construction-in-progress.

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

Construction-in-progress is valued at the lower of cost or market. Management evaluates the market value of its properties on a quarterly basis by comparing selling prices of its properties with those of other equivalent properties in the vicinity offered by other developers reduced by anticipated selling costs and associated taxes. In the case of construction-in-progress, management takes into consideration the estimated cost to complete the project when making the lower of cost or market calculation.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27%. The Group is currently enjoying a 50% reduction in the statutory rates due to the classification of Chengtong as a “Wholly Foreign Owned Enterprise”. This reduced rate applies to the fiscal years ended June 30, 2007, 2008, and 2009. Subsequent to June 30, 2009, Chengtong will be subject to enterprise income taxes at the prevailing statutory rates. The PRC is currently reviewing its tax rate differential between domestic and Wholly Foreign Owned Enterprises and it is possible that these rates may change in the future.

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

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

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

For the three and nine month periods ended March 31, 2007 the Company’s pension cost charged to the statements of operations under the plan amounted to $36,532 and $110,695, respectively, all of which have been paid to the State Pension Fund. For the three and nine month periods ended March 31, 2006, the Company’s pension cost charged to the statements of operations under the plan amounted to $5,125 and $18,154, respectively, all of which has been paid to the State Pension Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2007 and June 30, 2006 because of the relatively short-term maturity of these instruments.

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

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

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

In June of 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. This interpretation clarifies the accounting and reporting of uncertainty in income taxes recognized in an enterprise’s financial statements. This Interpretation will be effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect this Interpretation will have on the reporting of future operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the Financial Accounting Standarads Board issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

4.  Concentrations of Business and Credit Risk

The Company maintains certain bank accounts in the PRC which are not protected by FDIC insurance or other insurance. Cash balances within the PRC totaled $4,290,854 as of March 31, 2007. As of March 31, 2007, the Company held $7,294,748 of cash balances within the United States, of which $7,194,747 was in excess of FDIC insurance limits.

Chengtong provides credit in the normal course of business. Chengtong performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $4,600,075 and $13,399,003 as of March 31, 2007 and June 30, 2006, respectively.

Chengtong’s list of customers whose purchases exceeded 10% of total sales during the nine months ended March 31, 2007 and 2006 were as follows:

Customers	2007	% to sales	2006	% to sales
Sinosteel Company Limited	4,805,195	13	-	-
Shanghai Yiyi Industrial Limited	-	-	4,047,902	15
Shanghai Rongrong Steel Plate Limited	-	-	3,424,311	13
Jiangsu Kaiteer Industrial Stove Limited	-	-	5,051,922	19

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

5.  Inventories

As of March 31, 2007 and June 30, 2006, inventory consisted of the following:

	March 31, 2007	June 30, 2006
Raw materials	$13,113,586	$3,688,773
Work in progress	601,122	573,465
Finished goods	4,117,268	2,021,672
	$17,831,976	$6,283,910

6.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2007	June 30, 2006
Plant and machinery	$18,093,312	$7,526,395
Buildings	3,102,112	2,755,157
Motor vehicles	291,073	239,219
Office equipment	71,253	51,281
	21,557,750	10,572,052
Less: Accumulated depreciation	(3,040,002)	(1,907,635)
	$18,517,748	$8,664,417

As of March 31, 2007, property, plant and equipment at a net book value of $18,192,111, along with all construction-in-progress, had been pledged as securities on loans with combined outstanding balances of $23,386,980.

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and nine month periods ended March 31, 2007, depreciation totaling $467,514 and $1,063,658, respectively, was included as a component of cost of goods sold. During the three and nine month periods ended March 31, 2006, depreciation totaling $276,480 and $3,888,782, respectively, was included as a component of cost of goods sold.

7.  Construction-In-Progress

As of March 31, 2007 and June 30, 2006, construction-in-progress consisted of the following:

	March 31, 2007	June 30, 2006
Construction costs of plant and machinery	$1,310,690	$7,059,943
Construction on factory building (Phase 2)	11,822,116	6,693,011
	$13,132,806	$13,752,954

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

8.  Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue. As of March 31, 2007 and June 30, 2006, there were advances from customers of $2,844,296 and $1,859,773, respectively.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

9.  Transactions with Related Parties

Amounts due to directors as of March 31, 2007 and June 30, 2006 are as follows:

Name	March 31, 2007	June 30, 2006
Li Wo Hing	$1,754,500	$5,464,907
Chen Hai Sheng	433,721	432,036
	$2,188,221	$5,896,943

Amounts due are unsecured, non-interest bearing and have no fixed repayment terms. As of March 31, 2007 and June 30, 2006, Li Wo Hing had advanced an aggregate of $8,840,990 and $5,435,842, respectively, for construction costs incurred for Chengtong’s production facilities on land to which the land rights are owned by another company under his control. Upon the receipt of local governmental approval for the transfer of the land rights and the related properties to Chengtong, the related costs paid by Li Wo Hing will be reflected on the Group’s consolidated financial statements as a payable to him.

Li Wo Hing, a director and the President of the Company, entered into an agreement with the Company and certain other parties, dated as of February 13, 2007, as amended (the “Debt Conversion Agreement”), such that, upon the occurrence of the transfer to Chengtong of the certain assets under his control as referenced in the preceding paragraph, he will contribute $3,839,607 as additional paid-in capital to the Company and additional amounts due to him relating to such assets will be converted into common stock of the Company at a price equivalent to the greater of (i) $3.00 per share and (ii) the closing bid price of the Company’s common stock as reported on The NASDAQ Capital Market on the day prior to conversion (the “Closing Bid Price”). Mr. Li has also agreed to convert current debt outstanding and payable to him into shares of the Company's common stock at the Closing Bid Price. See Note 19 of Notes to Condensed Consolidated Financial Statements.

10.  Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2007	June 30, 2006
Bank loan, dated September 22, 2005, due December 31, 2007 with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$8,335,346	$4,119,850
Bank loan, dated December 14, 2004, rolled over October 21, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439
Bank loan, dated December 14, 2004, rolled over November 11, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439
Bank loan, dated December 12, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,747,815
Bank loan, dated May 19, 2006, due in one year with a interest rate of 5.85%, guaranteed by a related company	-	1,498,129
Other unsecured notes payable with no stated interest or fixed terms	623,984	-
	$8,959,330	$9,862,672

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

12.  Long-Term Debts - Secured

	March 31, 2007	June 30, 2006
Long-term debts:
Bank loan, dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$8,251,350	$7,973,215
Bank loan dated September 22, 2005, payable over 4 years ending August 31, 2009, at an interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	6,800,283	4,098,139
Total long-term debt	15,051,633	12,071,354
Less: Current portion of long-term debts	10,923,671	8,918,939
Long-term debts	$4,127,962	$3,152,415

Maturities on long-term debt for each of the next five years and thereafter are as follows:

2007	$10,923,671
2008	2,751,975
2009	1,375,987
2010	—
2011	—

$15,051,633

13.  Income Tax

For EIT reporting purposes, the Company reports income and expenses on a tax basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expense.

No accrual for deferred taxes was required for the fiscal year ended June 30, 2005, as the Group benefited from Chengtong’s 100% tax holiday during the two fiscal years ended June 30, 2006 and all material timing differences would reverse within one year with the exception of depreciation which resulted in a small deferred tax asset which was deemed to be immaterial by the Company and was not recorded at that time.

As of June 30, 2006, Chengtong had utilized all of its 100% tax holiday, therefore any timing differences reversing within the next three years would be taxed at 50% of the statutory rate of 27%. Therefore, it was necessary for the Group to record a deferred income tax liability and offsetting deferred income tax expense of $1,535,203 as of June 30, 2006.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements
The tax holiday resulted in tax savings as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Tax savings	$215,643	$859,003	$1,023,932	2,147,147

Benefit per share
Basic	$.01	$.03	$.04	$.08
Diluted	$.01	$.03	$.04	$.08

As explained above, there were not significant deferred tax assets or liabilities as of June 30, 2005. Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2007 and June 30, 2006 are as follows:

Deferred tax assets:	March 31, 2007	June 30, 2006

Book depreciation in excess of tax depreciation	$43,460	$25,753

Deferred tax liability

Timing differences resulting from cash basis reporting
for tax purposes	(618,402)	(1,560,957)

Net deferred income tax (liability)	$(574,942)	$(1,535,204)

14.  Stock Exchange Agreement

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

On December 27, 2006, the Company held its annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, shareholders owning a majority of the issued and outstanding shares of the Company approved:

•	the Share Exchange;

•	the Redemption (as defined below);

•	a 2006 Directors Option Plan and the and the issuance to non-employee directors of 300,000 shares of the Company’s common stock;

•
the issuance of an undetermined number of shares of the Company’s common stock, shares of preferred stock convertible into the common stock or warrants to purchase the common stock, in an aggregate amount of up to 22,600,000 shares of common stock, in connection with potential equity financing from time to time;

•
the sale to OraLabs, Inc., the Company’s wholly-owned subsidiary, of up to 100,000 shares of the Company’s common stock to satisfy a tax indemnity obligation of OraLabs, Inc. in connection with the Redemption;

•
the amendment to the Company’s Articles of Incorporation to change its name from OraLabs Holding Corp. to China Precision Steel, Inc. and to increase the number of authorized shares of common stock to 62,000,000;

•	the Amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock to 8,000,000;

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

•
the election of Mr. Wo Hing Li and Mr. Hai Sheng Chen as executive directors and Mr. Che Kin Lui, Mr. David Peter Wong, and Mr. Tung Kuen Tsui, the individuals designated by PSHL, as independent non-executive directors of the Company;

•
the approval of the Company’s 2006 Omnibus Long-Term Incentive Plan that will allow the Company to grant an aggregate of 2,165,220 shares of its common stock through stock options and restricted stock awards to qualified key employees; and

•	the ratification of the appointment of Murrell, Hall, McIntosh & Co., PLLP as the Company’s independent registered public accounting firm for fiscal year 2006.

Pursuant to the Agreement, the Company entered into a Redemption Agreement, dated December 28, 2006 (the “Redemption Agreement”), with its President, Gary H. Schlatter, individually (“Schlatter”), whereby the Company redeemed (the “Redemption”) 3,629,350 shares of its outstanding common stock owned by Schlatter in exchange for all of the issued and outstanding shares of OraLabs, Inc., the Company’s wholly owned subsidiary. OraLabs, Inc. purchased 100,000 shares of the Company’s common stock and paid certain amounts in cash to the Company to satisfy a tax indemnity obligation of OraLabs, Inc. in connection with the Redemption.

On December 28, 2006, the Company and PSHL closed on the Share Exchange and the Company’s name was changed to China Precision Steel, Inc. At the Closing, the Company issued to the sole owner of PSHL and his designees an aggregate of 25,363,002 shares of common stock (2,698,191 shares of which were issued for services rendered in connection with the upcoming private placement and were treated as offering costs for financial reporting purposes), which constitutes 94% of its total issued and outstanding common stock of the Company. Upon the consummation of the Share Exchange, each of PSHL and Chengtong became wholly-owned subsidiaries of the Company.

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

15.  Equity

On or about February 22, 2007, the Company issued 7,451,665 shares of its common stock for $3.00 per share in a Private Placement in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder, and in reliance on similar exemptions under the applicable state securities laws, to certain institutional accredited and other investors.  The net proceeds to the Company from the private placement were $18,905,653. The Company also issued 100,000 shares to the U.S. placement agent in the Private Placement as partial compensation.

On or about February 22, 2007, the Company issued 827,963 shares to certain existing shareholders pursuant to pre-existing anti-dilution rights triggered by the Private Placement in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder and in reliance upon exemptions from applicable state securities laws. The shareholders receiving these additional shares acquired their original shares along with the anti-dilution rights for services rendered in connection with the private placement and were treated as offering costs for financial reporting purposes.

In connection with the Private Placement, on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement.

On or about February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's investor relations consultants valued at $447,993.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

Information with respect to stock warrants outstanding are as follows:

Exercise Price	Outstanding June 30, 2006	Granted	Expired or Exercised	Outstanding March 31, 2007	Expiration Date
$3.00	-0-	1,300,059	-0-	1,300,059	02/22/2011
$3.60	-0-	100,000	-0-	100,000	02/22/2010

16.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended December 31, 2006, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 because the warrant’s exercise price was greater than the average market price for the common stock and their effect would have been antidilutive.

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount

For the three months ended March 31, 2007:
Net income	$1,396,217
Less Net income from discontinued
Operations	$—

Basic EPS income available to
common shareholders	$1,396,217	28,946,086	$0.05

Effect of dilutive securities:
Warrants	—	441,274

Diluted EPS income available to
common shareholders	$1,396,217	29,387,360	$0.05

For the nine months ended March 31, 2007:

Net income	$7,405,078
Less net income from discontiuned
operations	$(831,448)

Basic EPS income available to
common shareholders	$6,573,630	25,815,157	$0.26
Effect of dilutive securities:
Warrants	—	144,944

Diluted EPS income available to
common shareholders	$6,573,630	25,960,101	$0.26

17.  Discontinued Operations

The operations of Oralabs, Inc. prior to December 28, 2006 are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock as described further in Note 15 of Notes to Condensed Consolidated Financial Statements, above. The condensed consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

Summarized selected financial information for discontinued operations for the three and nine month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended:		Nine Months Ended:
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006

Revenues	$-	$4,519,000	$9,404,000	$11,980,000
Income before tax	-	551,000	1,023,000	735,000
Income taxes	-	217,000	192,000	288,000
Income from discontinued operations	$-	$334,000	$831,000	$447,000

As of March 31, 2007, there were no assets or liabilities associated with OraLabs, Inc.

18.  Commitments

As of March 31, 2007, the Company had $1,629,453, in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

19.  Subsequent Events

On April 9, 2007, approval was received from the Shanghai Business and Commercial Administration Authority, Jiading District Board, to transfer all of the share capital of Shanghai Tuorong Precision Strip Co., Ltd. to Chengtong pursuant to an agreement entered into in 2002. As a result of this transfer, an aggregate net amount of approximately $6.8 million is due and payable to Wo Hing Li, the Company’s Chairman and Chief Executive Officer. In accordance with the Debt Conversion Agreement, Dr. Li has agreed to convert such net amount into shares of the Company’s common stock on May 18, 2007 at the closing bid price of the common stock as reported on The NASDAQ Capital Market on May 17, 2007.  See Note 9 of Notes to Condensed Consolidated Financial Statements.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The Company undertakes no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on behalf the Company.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2007 (unaudited) and June 30, 2006, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine month periods ended March 31, 2007 and 2006.

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

•
Results of Operations - This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2007 and 2006. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the nine months ended March 31, 2007 and 2006. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

The Group’s operations are conducted principally in China. However, the Group intends to expand overseas into Japan, Taiwan, Korea, Thailand, the Philippines, the European Union and the United States in the future.   Chengtong currently has approximately 280 employees, including 30 senior management and technical staff members and leases 20,000 square meters production facilities (including 10,000 square meters of a new Phase 2 production facilities) in Jiading District, Shanghai, on four acres of property.

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

The Company believes that generally, to date, the average quality and standards of China’s high precision steel industry lags behind the international norm. Nonetheless, during the last three years, Chengtong believes that it has begun to develop and establish itself as a nationally recognized brand in China.  Despite exports to Thailand and the Philippines during the nine months ended March 31, 2007, Chengtong is not yet established as an internationally recognized brand for specialty precision steel products. As of March 31, 2007, Chengtong produced approximately 40 high precision steel products covering a range of over one hundred specifications. Currently, Chengtong produces precision steel products which can be categorized into six major categories of products.

Categories of Precision Steel Products:	Functions
1. Low carbon cold-rolled steel	Food packaging, dry batteries, electronic devices, kitchen tools
2. Low carbon acid wash steel	Food packaging, dry batteries, electronic devices, kitchen tools
3. Low carbon hard-rolled steel	Food packaging, dry batteries, electronic devices, kitchen tools
4. High carbon cold-rolled steel	Automobile components, saw blades, weaving needles, springs
5. High carbon hard-rolled steel	Automobile components, saw blades, weaving needles, springs
6. High end cold-rolled steel	Microchips in the mobile phone industry

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

As of March 31, 2007, Chengtong had an annual production capacity of approximately 145,000 tons. The new Phase 2 production facilities, which added approximately 10,000 square meters of production area, and an office building were completed in August 2006 and product trial runs commenced in September 2006. Actual production commenced in October 2006. In addition, with the completion of the new production facilities, Chengtong installed one 1,400mm width cold roll mill, adding a further 150,000 tons to the Company’s annual production capacity. The installation of a 1,700mm cold roll mill, with a further 150,000 tons of capacity, is expected to be completed prior to the end of the year 2007. The directors of the Company believe that the increased production capacity of approximately 300,000 tons from the two new mills will be fully utilized within two to three years after commencement of operation.

The new production facilities will focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that can not be manufactured in the Company’s current rolling mill, while the facilities are also able to process the low carbon materials. The Company’s existing facilities will primarily manufacture low carbon cold-rolled steel products to maximize efficiency. Actual product mix from each period, however, may vary depending on customer demand and strategic allocation.

Raw Materials

The Company is not dependent on any one single supplier for supply of hot-rolled de-scaled (pickled) coils and steel sheet. Over 40 steelmakers supply hot-rolled de-scaled (pickled) coils and steel sheets to the Company.

Based upon information obtained by the Company from the China Metallurgical Industry Planning and Research Institute (“CMI”), in 2006 the price of steel has generally decreased. However, the cost of imported iron-ores has increased substantially. This apparent anomaly was due to excess supplies arising from excess capacities of the steel producers and, as a result of the downwards pressure on the price of steel, the cost of steel rolls have generally decreased in 2005 and 2006. The CMI website may be viewed in English and the website URL is www.metal.net.cn.

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

When sales orders are executed between the customers and Chengtong, the agreed selling price is based on the cost of raw material at that date, effectively allowing Chengtong to pass incremental cost in raw materials to its customers. The Group’s high precision steel products are sold directly to the end-users in various parts of China and the Company’s production is based on confirmed sales orders. Generally, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when a contract is signed.

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

Property

The Company leases for $1 per month the existing 20,000 square meters of production and office facilities in Jiading District, Shanghai on four acres of property held by Shanghai Tuorong Precision Strip Company Limited, which became a subsidiary of the Company in April 2007.  See “Recent Business Developments—Shanghai Tuorong Precision Strip Co. Ltd.” and “Liquidity and Capital Resources—Contractual Obligations” below and Note 9 and Note 18 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1, “Financial Statements,” for further information.

  Recent Business Developments

New Production Facilities. Total cost of the new production facilities discussed above, including the plant and machinery, is estimated to be approximately $25 million. As of March 31, 2007, capital expenditures totalling $23,646,187 had been recorded. The capital expenditures already incurred on the new production facility and plant and equipment for the 1,400mm and 1,700mm mills were funded internally and through external bank borrowings.

The Company intends to raise funds to finance part of the costs of the new production facilites and working capital requirements. If for any reason the proposed financing is not consummated, the Company intends to use internally generated resources and external borrowings to fund the remainder of the construction expenditure.

Stock Purchase Agreement. On February 16, 2007, the Company entered into a Stock Purchase Agreement with the investors named therein (the “Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell in a private placement (the “Private Placement”) up to 7,451,665 new shares of its common stock, par value $.001 per share (the “Common Stock”), at a price of $3.00 per share. The Private Placement was made to accredited institutional and other investors in the United States and elsewhere in reliance upon available exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), including Section 4(2) thereof and Regulation D and Regulation S promulgated thereunder. On February 21, 2007, the Company received gross proceeds of $20,805,000 upon the initial closing of the Private Placement. A further closing occurred on or about February 23, 2007 with respect to the receipt of additional proceeds of $1,549,995. The Company intends to use the proceeds from the Private Placement for expansion of its production capacity, to repay certain of its outstanding debt and for general working capital purposes. Under the Stock Purchase Agreement, the Company’s officers and directors, as well as the U.S. and International placement agents, entered into lock-up agreements with respect to their shareholdings in the Company. The foregoing summary is qualified in its entirety by reference to the Stock Purchase Agreement and the form of lock-up agreement, both as incorporated herein by reference to Exhibits 10.4 and 10.5 attached hereto. The securities sold in The Private Placement have been registered for resale under the Act on a registration statement on Form S-3, File No. 333-141588, which was declared effective by the U.S. Securities and Exchange Commission on April 4, 2007.

Shanghai Tuorong Precision Strip Co. Ltd. On April 9, 2007, the Shanghai Business and Commercial Administration Authority, Jiading District Board, approved the change in shareholdings of Shanghai Tuorong Precision Strip Co. Ltd. (“Tuorong”). As a result of such approval, all of the share capital of Tuorong has been transferred to Chengtong. See Notes 9 and 19 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

Summary of Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended:		Nine Months Ended:
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Revenues
Sales revenues	$11,610,673	$8,548,765	$37,121,603	$26,154,013
Cost of goods sold	8,240,743	5,441,194	26,635,693	17,475,559

Gross profit	3,369,930	3,107,571	10,485,910	8,678,454

Total operating expenses	1,514,483	305,110	2,325,060	876,533

Income from continuing operations	1,855,447	2,802,461	8,160,850	7,801,921

Total other income (expense)	(143,351)	(6,437)	(461,433)	150,476

Provision for (benefit from) income tax	315,879	—	1,125,787	—
Net income from discontinued operations	—	333,895	831,448	446,477

Net income	$1,396,217	$3,129,919	$7,405,078	$8,398,874

Basic earnings per share
From continuing operations	$0.05	$0.12	$0.26	$0.30
From discontinued operations	$0.00	$0.01	$0.03	$0.02
Total	$0.05	$0.13	$0.29	$0.32

Basic weighted average shares outstanding	28,946,086	24,283,725	25,815,157	24,283,725

Diluted earnings per share
From continuing operations	$0.05	$0.12	$0.26	$0.30
From discontinuing operations	$0.00	$0.01	$0.03	$0.02
Total	$0.05	$0.13	$0.29	$0.32

Diluted weighted average shares outstanding	29,387,360	24,283,725	25,960,101	24,283,725

The components of comprehensive income:
Net income	$1,396,217	$3,129,919	$7,405,078	$8,398,874
Foreign currency translation adjustment	335,929	67,235	990,914	510,341

Comprehensive income	$1,732,146	$3,197,154	$8,395,992	$8,909,215

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Net income for the three months ended March 31, 2007, was $1,396,217, as compared to the three months ended March 31, 2006, which was $3,129,919, resulting in a decrease of 55%. Components of sales and expenses resulting in this increase in net income are discussed below.

Sales Revenues. Sales revenues in 2007 increased $3,061,908, or 36%, to $11,610,673 from $8,548,765 in 2006. The reasons for the increase in sales revenues for the three months ended March 31, 2007, were as follows:

•  Sales volume increased by 5,576 tons, or 53%, to 16,110 tons for the three months ended March 31, 2007, compared to 2006 of 10,534 tons when Chengtong shifted to balance its sales mix during the three months ended March 31, 2007, compared to the same corresponding period in 2007, when high precision steel products were produced.

•  Average selling price per ton decreased by an average of $91 per ton, or 11%, to $721 per ton for the three months ended March 31, 2007, compared to the same corresponding period in 2005 of $812 per ton. This decrease arose from changes to the sales/production mix with high carbon sales accounting for 53% of sales compared to 58% in 2006 and an increase of low carbon production to 47% compared to 42% in 2006.

•  Sales revenue generated from low carbon precision steel sales mix increased by $1,921,866 or 54% to $5,495,553 from March 31, 2006 sales of $3,573,687. This was due to increased sales volume of 1,587 tons of low carbon cold-rolled steel compared to March 31, 2006.

•  International sales were $1,674,143 for the three months ended March 31, 2007 compared to none in 2006.

Cost of Goods Sold. Cost of goods increased by $2,799,549, or 51%, to $8,240,743 for the three months ended March 31, 2007, from $5,441,194 in 2006. The increase is due in part to a 36% increase in sales.

•  Raw materials (principally hot-rolled de-scaled (pickled) steel coils) consumed increased by $2,664,834, or 63%, quarter-on-quarter to $6,781,677 for the quarter ended March 31, 2007 compared to the same corresponding quarter in 2006 of $4,206,843. The increase was mainly attributable to increases in sales volume by 5,576 tons, or 53%, to 16,110 tons (average cost of raw materials consumed was $427 per ton) for the three months ended March 31, 2007 compared to 10,534 tons (average cost of $399 per ton) in 2006.

Gross Profit Margin. Gross profit margin decreased to 29% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006 of 36%. This decrease is due largely to the unfavorable variance in cost of sales by 51% in relation to the increase in sales revenue by 36%.

Selling Expenses. Selling expenses increased by $37,520, or 68%, to $92,315 for the quarter ended March 31, 2007, compared to $54,795 for the quarter ended March 31, 2006. The increase was primarily due to increases in transportation expenses of $41,543 offset by decreases in traveling expenses.

Administrative expenses increased by $1,160,906, or 464%, to $1,411,106 for the three months ended March 31, 2007, compared to $250,200 for the three months ended March 31, 2006. The increase was due to increases in legal and professional expenses of $61,666, investor relations expenses of $447,993 and allowance for doubtful accounts of $519,614.

Depreciation expense, a portion of which is included as a component of cost of goods sold, increased by $201,981, or 73%, to $478,576 in 2007, from $276,595 in 2006, due primarily to an increase in depreciable assets in 2007 when compared to 2006 attributable to the upgrading of the production facilities in Shanghai.

Interest and Finance Costs. For the quarters ended March 31, 2007 and 2006, the Company incurred $735,913 and $306,477, respectively, in interest and financing costs associated with debts. Interest costs of $539,126 incurred during the quarter ended March 31, 2007 were capitalized as part of the construction-in-progress, with the balance of $196,787 attributable to interest expense. This increase was due primarily to increased borrowings to finance the construction-in-progress and plant and machinery, specifically for the purpose of increasing production capacity by 300,000 tons.

Income Taxes. The provision for income taxes increased to $315,879 for the three months ended March 31, 2007 as compared to $ 0 for the three months ended March 31, 2006. This increase was due to the expiration of the 100% tax holiday from enterprise income taxes imposed in the PRC. For the fiscal year ending June 30, 2007, the Company is currently allowed a 50% reduction in enterprise income taxes.

Discontinued Operations. Included in income from discontinued operations is the income from Oralabs, Inc.’s operations prior to its divestiture on December 28, 2006. The income from discontinued operations decreased by $333,895 or 100% from $333,895 during the three months ended March 31, 2006 to none during the three months ended March 31, 2007.

Nine months ended March 31, 2007 compared to the nine months ended March 31, 2006

Net income for the nine months ended March 31, 2007 was $7,405,078, compared to the nine months ended March 31, 2006, which was $8,398,874, resulting in an decrease of 12%. Components of sales and expenses resulting in this decrease in net income are discussed below.

Sales Revenues. Sales revenues in 2007 increased $10,967,590, or 42%, to $37,121,603 from $26,154,013 in 2006. The reasons for the increase in sales revenues for the nine months ended March 31, 2007 were as follows:

•  Sales volume increased by 13,102 tons, or 40%, to 45,603 tons for the nine months ended March 31, 2007, compared to 2006 of 32,501 tons. During the nine months ended March 31, 2007, Chengtong shifted to balance its sales mix compared to the corresponding period in 2006, when high precision steel products were produced.

•  Average selling price per ton increased by an average of $10 per ton, or 1%, to $814 per ton for the nine months ended March 31, 2007, compared to the same corresponding period in 2006 of $804 per ton. The average was assisted by increases in three major categories of precision steel products: low carbon cold-rolled steel, $604 compared to $504; high carbon hot-rolled steel, $601 compared to $681; and high carbon cold-rolled steel, $1,983 compared to $2,578. Chengtong also started production of high end cold-rolled steel products with a average selling price of $9,620 for the nine months ended March 31, 2007.

•  International sales increased to $3,333,163 for the nine months ended March 31, 2007, compared to none in 2006.

Cost of Goods Sold. Cost of goods sold increased by $9,178,134, or 52%, to $26,653,693 for the nine months ended March 31, 2007, from $17,475,559 in 2006. The increase is due in large part to a 42% increase in sales.

•  Raw materials (principally hot-rolled de-scaled (pickled) steel coils) consumed increased by $8,080,471, or 53%, to $16,335,269 for the nine months ended March 31, 2007, compared to the corresponding nine months in 2006 of $15,126,475. The increase was mainly attributable to increases in sales volume by 13,102 tons, or 40%, to 45,603 tons (average cost of raw materials consumed was $509 per ton) for the nine months ended March 31, 2007, compared to 32,501 tons (average cost of $465 per ton) in 2006.

Gross Profit Margin. Gross profit margin decreased to 28% for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006 of 33%. This decrease is due largely to the unfavorable variance in cost of sales by 52% in relation to the increase in sales revenue by 42%.

Selling Expenses. Selling expenses increased by $99,532 or 102%, to $196,705 for the nine months ended March 31, 2007, compared to $97,173 for the nine months ended March 31, 2006. The increase was due to increases in transportation expenses of $75,483, advertising of $7,391, insurance of $4,079, entertainment expense of $5,682 and traveling expense of $7,743.

Administrative expenses. increased by $1,346,440, or 180%, to $2,096,031 for the nine months ended March 31, 2007, compared to $749,591 for the nine months ended March 31, 2006. The increase was due to increases in investor relations expenses of $447,993, allowance for doubtful accounts of $519,614, legal and professional expenses of $24,737 and salaries of $47,222.

Depreciation expense, a portion of which is included as a component of cost of goods sold, increased by $156,831, or 17%, to $1,095,981 in 2007, from $939,150 in 2006. The increase was due primarily to an increase in depreciable assets in 2007 when compared to 2006 due to the upgrading of the production facilities.

Interest and Finance Costs. For the nine months ended March 31, 2007 and 2006, the Company incurred $1,551,681 and $632,287, respectively, in interest and financing costs associated with debts. Interest costs of $1,036,812 incurred during the nine months ended March 31, 2007 were capitalized as part of the construction-in-progress, with the balance of $514,869 attributable to interest expense. This increase was due primarily to increased borrowings to finance the construction-in-progress and plant and machinery, specifically for the purpose of increasing production capacity by 300,000 tons.

Income taxes. The provision for income taxes increased to $1,125,787 for the nine months ended March 31, 2007, compared to none for the nine months ended March 31, 2006. This increase was due to the expiration of the 100% tax holiday from enterprise income taxes imposed in the PRC. For the fiscal year ending June 30, 2007, the Company is currently allowed a 50% reduction in enterprise income taxes.

Discontinued Operations. Included in income from discontinued operations is the income from Oralabs, Inc.’s operations prior to its divestiture on December 28, 2006. The income from discontinued operations increased by $384,971, or 86%, from $446,477 during the nine months ended March 31, 2006 to $831,448 during the nine months ended March 31, 2007.

Liquidity and Capital Resources

Net cash flow provided by operating activities for the nine months ended March 31, 2007, was $2,952,148 compared with $9,898,126 provided by operating activities for the nine months ended March 31, 2006, for a net decrease of $6,945,978. This decrease was due primarily to a $11,548,066 increase in inventory combined with a $6,197,997 increase in advances to suppliers and a $1,553,730 increase in taxes payable offset in part by decreases in accounts receivable of $8,200,648 and an increase in accounts payable and accrued expenses of $1,439,529 during 2007.

Net cash flow used in investing activities for the nine months ended March 31, 2007, was $10,329,164 compared to $22,130,609 for the nine months ended March 31, 2006. The decrease in investing activity was due to substantial decreases in the amount spent on construction-in-progress during 2007 relating to the new production facilities in Shanghai.

Net cash flow provided by financing activities for the nine months ended March 31, 2007 was $17,832,665 compared to $10,515,802 provided by financing activities for the nine months ended March 31, 2006. Both years reflect substantial borrowing which was incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2007 offset the bank borrowings. During the nine months ended March 31, 2007, the Company also received $19,464,450 in stock proceeds and restructuring contributions.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2007:

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years
Notes payable (Principal and interest)	$8,959,330	$8,959,330	$—	$—
Long-term debt	15,051,633	10,923,671	4,127,962	—
(Principal and interest)
Purchase obligation for construction projects	1,629,453	1,629,453	—	—

	$25,640,416	$21,512,454	$4,127,962	$—

Notes payable consisted of:

Bank note, dated September 22, 2005, of $8,335,346, with an interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery that matures on December 31, 2007.

Other unsecured notes payable with no stated interest or fixed terms of $623,984.

Long-term debt consisted of:

Bank loan, dated October 14, 2004, of $8,251,350, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery.

Bank loan, dated September 22, 2005, payable over 4 years ending August 31, 2009, at an interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery.

Purchase obligation for construction projects consists of the amounts obligated on Chengtong’s new production facilities.

As of December 31, 2006, Wo Hing Li, the Company’s Chief Executive Officer and Chairman, had advanced an aggregate of $8,840,990 (based upon exchange rates at December 31, 2006 between the U.S. Dollar and Chinese Yuan of 7.804 Yuan to the Dollar) for construction costs incurred for Chengtong’s production facilities on land to which the land rights are owned by Tuorong. Following receipt of local governmental approval in China on April 9, 2007 for the transfer of the land rights and the related properties to Chengtong, the related costs paid by Wo Hing Li will become due and owing to Mr. Li by the Company. On February 13, 2007, Wo Hing Li entered into a Debt Reduction Agreement, as amended on February 20, 2007, with the Company and PSHL such that, upon the occurrence of such asset transfer to Chengtong, he will contribute $3,839,607 as additional paid-in capital to the Company and the balance due to him in respect of such asset transfer is to be converted into common stock of the Company. Mr. Li has also agreed to convert current debt outstanding and payable to him into shares of the Company's common stock. In the absence of shareholder approval, the conversion into common stock of the amounts due Dr. Li may not be effected at a price below the closing bid of the common stock on The NASDAQ Capital Market on the business day prior to such conversion. Mr. Li has agreed to convert the net amount owed to him of approximately $6.8 million into shares of the Company’s common stock on May 18, 2007, at the closing bid price as reported on The NASDAQ Capital Market on May 17, 2007. See Notes 9 and 19 of Notes to Condensed Consolidated Financial Statements contained in Part I, Item I, of this Quarterly Report. See also Item 5. Other Information below. The foregoing summary is qualified in its entirety by reference to the Debt Reduction Agreement and the Amendment thereto, which are attached hereto as Exhibits 10.1 and 10.3 to this Quarterly Report and incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and commodity prices. The Company neither holds nor issues financial instruments for trading purposes nor does the Company make use of derivative instruments to hedge the risks discussed below.

The following sections provide quantitative information on the Company’s exposure to market risks. Its use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2007 the exchange rate was 7.74 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) the income and profit of the Company are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At March 31, 2007, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $12 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.2 million at March 31, 2007.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At March 31, 2007, the Group’s total bank debt outstanding was $24,010,963, all of which was interest-bearing. Approximately 80% of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, the Company will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As the Company’s short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that the Company seeks to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect the Company’s earnings and cash available for distribution to its shareholders.

At March 31, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was $24 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $2.4 million at March 31, 2007.

Commodity Prices

Steel producers, such as Chengtong, require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal - as well as large amounts of energy. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

The Group has no open derivative commodity instruments as of March 31, 2007 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

Item 4.  Controls and Procedures.

(a)   Disclosure Controls and Procedures . The Company's President and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act as of the last day of the period covered by this Quarterly Report (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)   Changes in Internal Control Over Financial Reporting . There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings.

As of the date of this Quarterly Report, there is no pending litigation against the Company nor was there any litigation initiated by the Company.

Item 1A. Risk Factors.

Risks Relating to the Company’s Business

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

Cold-rolled specialty precision steel is a relatively new industry in China; manufacturers previously relied on imports from Japan, Korea, the European Union and the United States. Accordingly, the average quality and standards of China’s high precision steel industry lags behind the international norm. During the last three years, the Company believes that it has developed a nationally recognizable brand, however, it has not yet established an internationally recognizable brand for its specialty steel products. As of March 31, 2007, the Company offered more than 40 high precision steel products of over one hundred specifications. Currently the Company produces six major categories and over ten types of high precision steel products. However, there are many other specialty precision steel products of similar nature in the market and the narrow band of the Company’s precision steel products may negatively impact the Company’s financial performance should there be drastic changes in market demands and/or competition.

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers.

Through March 2007, China’s total production of cold-rolled steel sheets was approximately 3.36 million tons, an increase of 47.3% over the comparable period in 2006. However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for steel produced by the Company.

The Company has substantial indebtedness with floating interest rates.

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At March 31, 2007, the Group’s total bank debt outstanding was $24,010,963, all of which was interest-bearing. Approximately 80% of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, the Company will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As the Company’s short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that the Company seeks to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect the Company’s earnings and cash available for distribution to its shareholders.

At March 31, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was $24 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shirt in the yield curve, would be approximately $2.4 million at March 31, 2007.

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

The Company currently supplies its high precision steel products to 12 major customers in the Chinese domestic market. For the years ended June 30, 2006 and 2005, sales revenues generated from the top five major customers amounted to 50% and 88% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 15% and 28% of total sales revenues, respectively. For the nine months ended March 31, 2007 and 2006, sales to Chengtong’s largest customer in each such period amounted to 13% and 19%, respectively. The Company does not enter into long-term contracts with its customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on the Company’s sales revenues and business.

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

Chengtong’s manufacturing facility is located in China. As of March 31, 2007, all of the Company’s assets are located in China and, except for a small volume of exports to Thailand and the Philippines, all of its sales revenues are generated in China. Accordingly, the Company’s results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations, confiscatory taxation, changes in employment restrictions, restrictions on imports and sources of supply, import duties, corruption, currency revaluation or the expropriation of private enterprise could materially and adversely affect the Company. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then the Company’s business could be adversely affected. Chengtong could even be subject to the risk of nationalization, which could result in the total loss of investment. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by the Company. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2007 the exchange rate was 7.74 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) the income and profit of the Company are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At March 31, 2007, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $12 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.2 million at March 31, 2007.

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

As of May 11, 2007, 39.5%, or 13,964,883 shares, of our issued and outstanding common stock was not owned by affiliates, of which 10,338,729 were unrestricted and free to trade. Thus, the market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to a resale prospectus may have an adverse effect on the market price of our common stock.

One stockholder exercises significant control over matters requiring shareholder approval.

Wo Hing Li, the Company’s President, had voting power as of May 11, 2007, equal to approximately 57% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

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

We may require additional financing to fund future operations, including expansion in current and new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us. At the Company’s Annual Meeting on December 27, 2006, we received approval from shareholders to issue an undetermined number of our equity securities in an aggregate amount of up to 22,600,000 shares of our common stock, in connection with potential financings on such terms as the Company may determine at the time of such financings and in reliance upon available exemptions from the registration requirements of the Securities Act. Pursuant to such authority and as reported in our Current Report on Form 8-K, dated February 16, 2007, we issued a total of 8,379,627 shares of common stock to accredited institutional and other investors in connection with a private placement in the United States and elsewhere in reliance on exemptions from the registration requirements of the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As more fully disclosed in Item 3.02 of the Company’s Current Report on Form 8-K, filed with the Commission and dated as of February 16, 2007 and incorporated herein by reference, the following unregistered issuances of the Company’s Common Stock were made:

(i) On February 21, 2007, the Company issued 6,934,999 shares of Common Stock in the Private Placement for $3.00 per share, pursuant to the Stock Purchase Agreement and in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder, and in reliance on similar exemptions under the applicable state securities laws, to certain institutional accredited and other investors. On February 22, 2007, the Company issued an additional 516,665 shares of its common stock to additional investors for $3.00 per share in the Private Placement. These 7,451,664 shares of the Company’s Common Stock are currently registered for resale under the Act on a registration statement on Form S-3. The registration statement was declared effective by the Commission on April 4, 2007 and its Commission file number is 333-141588. The Company will not receive any proceeds from the sale or other disposition of such registered shares of its Common Stock.

(ii) On or about February 22, 2007, the Company also issued 100,000 shares to the U.S. placement agent in the Private Placement as partial compensation for services rendered in connection with the Private Placement.

(iii) In connection with the Private Placement, on or about February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement (the “Warrants”). The Warrants are immediately exercisable and the holders may purchase Warrant Shares (as defined in the Form of Warrant) at any time until the third anniversary of the date of issue. If the Warrants are exercised in full at the $3.00 per share exercise price (the “Exercise Price”), the Company would receive aggregate proceeds of approximately $3,900,177. The Exercise Price and the number of shares of Common Stock issuable pursuant thereto are subject to customary adjustments. The Warrants do not contain any registration rights. The foregoing summary is qualified in its entirety by reference to the Form of Warrant, which is attached hereto as Exhibit 4.2 and incorporated herein by reference. The warrants and the shares issued to the placement agents were issued in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder and in reliance upon exemptions from applicable state securities laws.

(iv) On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's investor relations consultants as partial compensation for services rendered in execution of the Company’s investor relations strategy. These warrants are immediately exercisable and the holders may purchase Warrant Shares (as defined in such form of warrant) at any time until the third anniversary of the date of issue. If these warrants are exercised at the $3.60 per share exercise price, the Company would receive aggregate proceeds of approximately $360,000. The Exercise Price and the number of shares of Common Stock issuable pursuant thereto are subject to customary adjustments. The Warrants do not contain any registration rights. The foregoing summary is qualified in its entirety by reference to the form of warrant, which is attached hereto as Exhibit 4.4 and incorporated herein by reference. These warrants issued to the Company’s investor relations consultants were issued in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder and in reliance upon exemptions from applicable state securities laws.

(v) On or about February 22, 2007, the Company issued 827,963 shares to certain existing shareholders pursuant to pre-existing anti-dilution rights triggered by the Private Placement in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder and in reliance upon exemptions from applicable state securities laws.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)   On April 9, 2007, the Shanghai Business and Commercial Administration Authority, Jiading District Board, approved the change in shareholdings of Shanghai Tuorong Precision Strip Co. Ltd. (“Tuorong”), in accordance with an agreement entered into in 2002. As a result of such approval, all of the share capital of Tuorong has been transferred to Chengtong. See Notes 9 and 19 of Notes to Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements. As a result of the transfer, certain amounts are due and payable to the Company's Chief Executive Officer, which he has agreed to convert into shares of the Company's common stock, as described under “Liquidity and Capital Resources—Contractual Obligations” in Part I, Item 2, which is incorporated herein by reference.

(b)   None.

Item 6. Exhibits

(a)   Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, filed March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.2
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Co., Ltd. (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.3
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.4)

10.4
Form of Stock Purchase Agreement, by and among the Company and the Investors, dated February 16, 2007
(incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.1)

10.5	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date: May 14, 2007	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, filed January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, filed March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.2
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Co., Ltd. (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.3
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.4)

10.4
Form of Stock Purchase Agreement, by and among the Company and the Investors, dated February 16, 2007
(incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.1)

10.5	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002