Form 10-K
period 2007-06-30
China Precision Steel, Inc.
filed 2007-10-12
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to __________

Commission File Number 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in its charter)

Colorado	14-1623047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8th Floor, Teda Building, 87 Wing Lok Street, Sheungwan Hong Kong, The People’s Republic of China
(Address of principal executive offices)

+1-852-8543-8223
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Class	On Which Registered
Common Stock, par value $.001	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the 5,585,256 shares of voting stock and non-voting common stock held by non-affiliates of the registrant as of December 31, 2006 was $60,041,502, based upon the last sale price of the registrant’s common stock on December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) of $10.75 per share, as reported by the NASDAQ Stock Market, Inc. On September 30, 2007, there were 37,378,143 shares of common stock, par value $.001 per share, issued and outstanding and no shares of preferred stock, par value $.001 per share, issued and outstanding.

Annual Meeting and Record Dates

Our Annual Meeting of Shareholders will be held on Monday, November 12, 2007 at 10:30 a.m., Eastern Time, at the offices of Kirkpatrick & Lockhart Preston Gates Ellis LLP, 599 Lexington Avenue, New York, New York 10022. The record date for the Annual Meeting is September 28, 2007 and all shareholders of record at the close of business on that day will be entitled to vote at the Annual Meeting.

Our Website

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d), as well as reports filed or furnished pursuant to Section 16, of the Securities Exchange Act of 1934 are available through our website (www.chinaprecisionsteelinc.com under the “Investor Relations” caption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Information relating to corporate governance at China Precision Steel, Inc., including our Code of Conduct and information concerning our executive officers, directors and Board committees (including committee charters), and transactions in our securities by directors and officers, is available on or through our website at www.chinaprecisionsteelinc.com under the “Corporate Governance” caption in the “Investor Relations” section.

We are not including any information on our website as part of, or incorporating it by reference into, our Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Proxy Statement for its 2007 Annual Meeting are incorporated by reference into Part III herein.

CHINA PRECISION STEEL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2007

SIGNATURES
FINANCIAL STATEMENTS
EXHIBITS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.  We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K and in documents incorporated herein describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, including, but not limited to, our critical accounting policies and statements relating to, among others:

•	plans to expand our exports outside of China;

•	plans to increase our production capacity and the anticipated dates that such facilities may commence operations;

•	our ability to obtain additional funding for our continuing operations and to fund our expansion;

•	our ability to meet our financial projections for any financial year;

•	our ability to retain our key executives and to hire additional senior management;

•	continued growth of the Chinese economy and industries demanding our products;

•	our ability to produce and sell cold-rolled precision steel products at high margins;

•	our ability to secure at acceptable prices the raw materials we need to produce our products;

•	political changes in China that may impact our ability to produce and sell our products in our target markets;

•	general business conditions and competitive factors, including pricing pressures and product development; and

•	changes in our relationships with customers and suppliers.

Because the factors discussed in this Form 10-K or documents incorporated by reference could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Form 10-K or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

We are a niche and high value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products and in the provision of heat treatment and cutting of medium and high carbon hot-rolled steel strips. We use commodity steel to create a specialty premium steel intended to yield above-average industry gross margins. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

We conduct our operations principally in China through our wholly-owned operating subsidiary, Shanghai Chengtong Precision Strip Co., Limited, or Chengtong. Most of our sales are made domestically in China; however, during fiscal 2007, we began exporting our cold-rolled steel products to Nigeria, Thailand, Indonesia and the Philippines. We intend to expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

We produce and sell precision ultra-thin and high strength cold-rolled steel products with thicknesses ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting of medium and high carbon hot-rolled steel strips not exceeding 7.5 mm fineness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses, according to customer specifications. Currently, our specialty precision products are mainly used in the manufacture of automobile parts and components, plane friction discs, appliances, food packaging materials, saw blades, textile needles, microelectronics, packing and containers.

As of June 30, 2007, we had an annual production capacity of approximately 115,000 metric tons.  We have been increasing our production capacity for cold-rolled precision steel as demand in China outpaces domestic supply. We began production with our second cold-rolled mill, which has a production design capacity of 150,000 metric tons, in October 2006, and we plan to commence construction of our third mill in 2008, which has an equivalent design capacity. Each mill takes approximately three to four years to reach full operating capacity. Currently, the second mill is operating at 30% capacity and is expected to reach 50% capacity by the end of calendar year 2007.

Our Directors believe that the increased annual production capacity of approximately 300,000 metric tons from the second and third mills will be fully utilized within three to four years after commencement of operation. These facilities will focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our current rolling mill. Our first rolling mill, which has an operating capacity of 70,000 metric tons, will continue to primarily manufacture low carbon cold-rolled steel products.

During the fiscal years ended June 30, 2007, 2006 and 2005, we earned net income before discontinued operations of $7,472,661, $7,514,101 and $6,366,411, respectively. The discontinued operations represent those of OraLabs, Inc. which was spun off from the Company in December of 2006. At June 30, 2007, we had total assets of $82,157,566. Chengtong currently has approximately 280 employees, including 30 senior management and technical staff members, and leases 20,000 square meters of production facilities in Jiading District, Shanghai, on four acres of property.

Corporate History and Structure

We are a Colorado company and became a public company in May 1997 through a reverse merger with SSI Capital Corporation. At that time, we changed our name to OraLabs Holding Corp. and our principal business was the production and sale of consumer products relating to oral care and lip care and the distribution of nutritional supplements through our wholly-owned subsidiary, OraLabs, Inc. In December 2006, we merged with Partner Success Holdings Limited, or PSHL, a British Virgin Islands business company which owns Chengtong. In connection with that transaction, we subsequently redeemed all of the shares of our outstanding common stock owned by our former President, Gary Schlatter, in exchange for all of the issued shares of OraLabs, Inc. Thereafter, we renamed ourselves China Precision Steel, Inc. to reflect our continuing operations.

Our business is conducted principally through Chengtong, in Shanghai, China. Chengtong is a wholly foreign owned enterprise, or WFOE, under Chinese law.

Our corporate headquarters are located at 8th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, and our telephone number is (011) 852-2543-8223. Our agent for service of process in the United States is The Corporation Company, 1675 Broadway, Suite 1200, Denver, Colorado 80202. Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” Although we maintain a website at www.chinaprecisionsteelinc.com, we do not intend that information available on our website be incorporated into this filing. As used herein, the “Group” refers to the Company, PSHL and Chengtong on a consolidated basis.

Growth Strategy

We aim to maintain our position as the leading supplier of high strength and ultra-thin cold-rolled premium specialty steel products in China, while building brand awareness and demand for our products internationally. We have identified six factors critical to the achievement of this goal:

•
Focus on Rapidly Growing Niche Segment. We will continue to focus on niche markets. According to publicly available information, the demand for precision cold-rolled steel products has been growing at a rate of 20% annually over the past five years in China. Export demand, coupled with domestic Chinese demand for automobile parts and components, saw blades, textile needles, microelectronics, packing and containers, is expected to continue, thereby increasing demand for high precision steel products. Moreover, new applications of steel products are continually being developed. Our research and development efforts are focused on advancing processing techniques and production of high strength and ultra-thin, cold-rolled precision steel products to enhance our product offerings and expand our market share.

•
Leverage Our Strengths to Compete Effectively with Imports. Specialty precision steel is a relatively new industry in China with the majority of precision steel imported from Japan, Korea, the European Union and the United States. As a result, the average quality and standards of China’s high precision steel industry lags behind the international norm. Our lower cost base allows us to sell our products at an average of 10% below our international competitors with shorter delivery time and in accordance with customer specifications. We will leverage our lower operating cost base, our state-of-the-art patented manufacturing system and process, and our strategic relationships with our major suppliers to produce cold-rolled steel products with quality similar to international standards at lower cost than international competitors.

•
Focus on High Margin Products. We will continue to manufacture products with high sustainable margins. We increased our gross margin from 5.8% in 2004 to 26.4% in 2007. The average gross margin of our high carbon steel products are 20-40% and 10-30% for our low carbon steel products. We will provide additional services such as heat treatment and cutting to further enhance our margins. We believe these high gross margins are sustainable despite fluctuations in steel prices because of the specialty of the end product which allows price increases of raw material to be passed directly to our customers.

•
Expand Manufacturing Capacity. We will increase our production capacity by adding a third cold-rolled mill with a design capacity of 150,000 metric tons in 2008. This will increase our total production design capacity to approximately 400,000 metric tons. The rolling mill installed in 2006, together with the third mill, will produce high carbon, high strength, cold-rolled steel products and more complex precision steel products.

•
Compete Internationally. We intend to expand our exports to compete in the international marketplace. We believe we are the only non-Japanese company able to compete in the global marketplace with low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm. In addition, we are not aware of any other company that currently manufactures high strength and ultra-thin cold-rolled steel with a width of 1400mm. These products provide us with a unique opportunity to compete in the global marketplace.

•
Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Chief Executive Officer, Wo Hing Li, and the General Manager of Chengtong, Hai Sheng Chen. Their experience in business operations and in Chinese steel manufacturing, respectively, is critical to our continued growth and success.

Overview of The Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the International Iron and Steel Institute, China is the largest steel producing country, producing approximately one-third of the world’s steel. In 2006, China produced 418.8 million metric tons of steel, up 17.7% from 2005. World Steel Dynamics estimates that China’s steel demand for 2007 will be 429 million metric tons and will reach 732 million metric tons by 2017, while global steel demand is projected to be 1,248 million metric tons and 1,829 million metric tons, respectively.

China has increased its steel exports from 7 million metric tons in 2003 to 43 million metric tons in 2006, making it the number one ranked steel exporter globally. Even though the amount exported accounts for only 9% of China’s total 2006 production, Chinese steel exports accounted for 17% of the global steel trade in 2006. Notably, while China is a net exporter of crude steel, it is a net importer of higher value precision steel and ultra-thin steel products such as those produced by Chengtong.

Steel products can be categorized as low-end (long products such as pipes, tubes, wires and rods) and high end (flat products such as hot-rolled steel or cold-rolled steel sheets). Based upon information we obtained from the China Metallurgical Industry Planning and Research Institute, or CMI, we believe that approximately 65% of China’s steel production are low-end long products and approximately 35% are high-end high value cold-rolled steel sheets. The Company operates in the high-end category of this market with its niche precision steel processing and produces and sells high precision cold-rolled steel products.

Based upon estimates from World Steel Dynamics, we believe that the Chinese market for cold-rolled steel coil and sheets will be approximately 58 million metric tons in 2007 and increasing to 78 million metric tons by 2010. During the same period, domestic capacity is estimated to increase from 56 million metric tons in 2007 to 84.7 million metric tons by 2010. Shortfalls in capacity have been filled to date by imports principally from Korea, Japan, the European Union and the United States. However, China is expected to have excess domestic capacity beginning in 2008 and, as a result, is expected to increase its exports of these products.

The Chinese government has historically provided a subsidy by means of a VAT rebate to exporters of steel products. This rebate was reduced in April 2007 in response to international pressure on China to curb its exports. A 5% rebate applies to 76 products including cold-rolled, galvanized, specialty and stainless steel. The rebate has been eliminated for 83 products, including hot-rolled, thin plate, steel wire, section, bar and H-beam. Most Chinese steel exporters have passed on the additional tax to their customers, with little adverse impact due to the overall favorable cost structure for Chinese steel products.

We expect that the Chinese government will continue to impose additional controls on domestic steel producers in order to reduce pollution and further restrict exports. For more information on Chinese regulations, see “Regulation” below.

Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. The Company believes that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Nonetheless, during the last three years, Chengtong believes that it has begun to develop and establish itself as a nationally recognized brand in China. Despite having exported some 7,158 tons of precision steel products to Thailand and the Philippines during the year ended June 30, 2007, Chengtong is not yet an internationally recognized brand for specialty precision steel products.

As of June 30, 2007, Chengtong produced approximately 40 high precision steel products covering a range of over one hundred specifications. The Company currently produces high strength and ultra-thin cold-rolled precision steel coils and sheets with reduced thickness ranging from 7.5 mm to 0.03 mm. The Company also provides heat treatment and cutting and slitting of medium and high carbon hot-rolled steel strips not exceeding 7.5 mm fineness. Chengtong’s precision steel products and services can be categorized into four major categories:

Categories	Uses	Thickness

1. Low carbon steel (cold-rolled, acid wash)	Food packaging, dry batteries, ceiling coverings, electronic devices, kitchen tools	0.03-7.5mm

2. Medium and high carbon steel (cold-rolled, hard-rolled)	Automobile components, grinding pieces, saw blades, weaving needles, spring and mechanism components	0.03-7.5mm

3. Chrome stainless steel	Kitchen tools, automobile components	0.5-7.5mm

4. Steel services	Heat treatment of hot-rolled steel coils; cutting and slitting

In 2006, we made a strategic decision to switch our product mix from a concentration in low carbon cold-rolled steel products with comparatively lower margins to a combination of low carbon and higher end, higher margin, high-carbon cold-rolled steel products as a result of continuous research and development and accumulated experience. We produce our high strength and ultra-thin cold-rolled precision steel strips using a proprietary patented technology process. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, or approximately one-third as thin as the average strand of human hair, and a width between 1000 mm to 1400 mm. We also provide heat treatment and cutting and slitting services for medium and high carbon hot-rolled steel coils with thicknesses not exceeding 7.5 mm. To the best of our knowledge, we are not aware of any other company in China that currently manufactures high strength and ultra-thin cold-rolled steel with a width of or exceeding 1400 mm.

Cold-rolled steel products are manufactured from hot-rolled de-scaled (pickled) steel coils which are processed by cold reduction through a cold-rolling mill to customer specified thicknesses. The process does not involve heating and the primary feature of cold reduction is to reduce the thickness of the steel coils. However, because the cold reduction operation induces very high strains (work hardening) into the steel sheet, the precision steel sheet not only becomes thinner, but also becomes much harder, less ductile and very difficult to form. In order to make the cold-reduced steel products soft and formable, they are annealed, or heated to high temperatures. Cold-rolled sheet products are used in a wide variety of end applications, such as appliances  (refrigerators, washers, dryers, and other small appliances), automobiles (exposed as well as unexposed parts), food packaging materials, electric motors, microelectronics and packaging.

Hard-rolled steel represents steel products manufactured from cold reduction to the desired thinness without annealing. The product is very stiff and is intended for flat work where deformation is very minimal. This type of hard-rolled steel is most often applied to further processing for applications such as continuous galvanizing.

Hard-rolled or cold-rolled steel with low carbon has a carbon content of less than 0.1%.  It is a very versatile and useful material, easily machined and worked into complex shapes, and has low cost and good mechanical properties. Hard-rolled or cold-rolled steel with medium carbon has a carbon content of 0.3%. It is a typical engineered steel product. Hard-rolled or cold-rolled steel with high carbon has a carbon content of 0.8% or more. This precision steel product is very hard and quite brittle and is much less ductile than low carbon steel. High carbon steel has good wear resistance, and is used for railways as well as for cutting tools. Acid wash steel is also known as acid pickling and refers to the process of using liquid acids, for example hydrochloric acid, to remove rust or oxides from the surface of steel. Removing rust prepares the surface for a protective coating.

Products with greater width have more applications and intended uses. Width is an important differentiating factor because certain end products such as washers and automobiles require materials with a certain minimum width. Although materials with smaller width could also be used for these applications through jointing, this increases production costs. As a result, wider products are more flexible and cost efficient, which further reduces the end user’s overall cost.

Sales and Marketing

Our high precision steel products are sold directly to the end-users in various parts of China. Due to the nature of the industry, we do very little formal marketing. The majority of new orders come from current customers reducing imports and new customers who contact us directly or through trading agents.

All of Chengtong’s production is based on confirmed sales orders. Generally, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when the contract is signed. Chengtong has approximately 200 major customers who are primarily located in East China. As a domestic manufacturer, Chengtong’s location in Shanghai is particularly advantageous for meeting with customers to discuss product design. In addition, the delivery time is shorter and our products have lower associated cost than international competitors. We intend to increase our customer base by expanding into the lucrative markets in Guangdong Province, where there is a heavy concentration of light industries, and into the Northeastern region of China, where the automotive industries are concentrated.

Below is a list of Chengtong’s principal customers during the years ended June 30, 2007, and 2006:

Principal Customers	2007	% to sales	2006	% to sales

Shanghai Ruixuefeng Metals Co. Ltd	12,192,219	23	4,634,521	13
Shanghai Changshuo Steel Company Ltd	5,428,110	10	-*	-*
China Railway Materials Shanghai Company	3,498,770	6	-*	-*
Hangzhou Relian Company Limited	3,323,981	6	-*	-*
Sinosteel Company Limited	3,251,450	6	-*	-*
Jiangsu Kaiteer Industrial Stove Co. Ltd	-*	-*	5,212,171	15
Shanghai Yiyi Industrial Co. Ltd	-*	-*	4,305,918	12
Ningbo Eco and Tech Shuntong Trading Co.	-*	-*	2,042,191	6
Shanghai Bayou Industrial Co. Ltd	-*	-*	1,555,204	4
	27,694,530	51	17,750,005	50
Others	26,265,713	49	17,131,136	50

Total	53,960,243	100	34,881,141	100

* Not major customers for the relevant years

Production Facilities

Rolling Mills. As of June 30, 2007, Chengtong had an annual production design capacity of approximately 250,000 metric tons, comprised of:

•	one 1100 mm 12-high cold-rolled reversing mill, with a design capacity of 100,000 metric tons, and

•	one 1400 mm 12-high cold-rolling reversing mill, with a design capacity of 150,000 metric tons.

Construction of a third mill, a 1700 mm 12-high cold-rolling reversing mill, is expected to commence in 2008. This mill will have a design capacity of 150,000 metric tons, increasing our total production design capacity to approximately 400,000 metric tons. The production facilities for the 1400 mm rolling mill were completed in August 2006 and added approximately 10,000 square meters of production area. The production facilities relating to the 1400 mm and 1700 mm mills will primarily focus on high carbon, high strength cold-rolled steel products and more complex precision steel products that cannot be manufactured in our 1100 mm rolling mill, which will primarily manufacture low carbon cold-rolled steel products.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the design capacity of the 1100 mm rolling mill is 100,000 metric tons. However, it is now operating at its full production capacity of 70,000 metric tons since it is manufacturing products that are more complex than those contemplated by the original design. The 1400 mm rolling mill, which began production in October 2006, was operating at 30% of its 150,000 metric ton design capacity at June 30, 2007 and is expected to reach its full operating capacity by the end of calendar year 2009.

Hydrogen Annealing Furnace. Our annealing furnace is the most advanced steel annealing furnace currently in China and automatically controls the complete annealing process. The furnace uses pure hydrogen as protective gas to make the steel surface very smooth with no carbon-off post-annealing. The furnace also includes an oxygen station. In addition to the cold-rolling mills and annealing furnaces, we also have a 1250 mm cleaning machine, a 1000 mm cutting and slitting line and a 1200 mm tension leveller.

 Raw Materials

We are not dependent on any one single supplier for supply of hot-rolled de-scaled (pickled) coils and steel sheet. Several steelmakers supply hot-rolled de-scaled (pickled) coils and steel sheets to Chengtong. High carbon steel materials are imported from Korea. Chengtong’s principal supplier for low carbon materials is Hangzhou Relian Company Limited. The principal suppliers of low carbon steel to Chengtong as of June 30, 2007 are as follows:

Suppliers	2007	2006

Hangzhou Relian Company Limited	8,598,117	-*
Shanghai Pinyun Steel Co., Limited	6,355,445	-*
BaoSteel Trading Co. Ltd	4,633,054	7,138,845
Shanghai Changshuo Steel Company Ltd	3,408,301	-*
Shanghai Bao Gang Dev Co. Ltd	2,917,010	1,389,221
Ningbo Dongming Co. Ltd	-*	5,902,211
Shangahi Baixing Co. Ltd	-*	1,642,024
Shanghai Tianxing Co. Ltd	-*	1,025,946
	25,911,927	17,098,247
Total direct materials consumed	33,809,809	21,417,919
% of major suppliers to total consumption	77%	80%

Based upon information obtained by us from the CMI, in 2006 the price of steel generally decreased. However, the cost of imported iron-ore increased substantially. This apparent anomaly was due to excess supplies arising from excess capacities of the steel producers and, as a result of the downwards pressure on the price of steel, the cost of steel rolls have generally decreased in 2005 and 2006. The CMI website may be viewed in English and the website URL is www.metal.net.cn. As of June 1, 2007, there is a Chinese export tax of 5% on exports of raw materials, including the hot-rolled de-scaled coils and steel sheets used by Chengtong. This has reduced the price of domestic steel as supply has increased.

The prices of steel rolls are very competitive, very volatile and dependent on supply and demand. To provide some protection from the pressure and volatility of the market (i.e., to minimize the amount of purchases that Chengtong must make at high prices during the high demand seasons), Chengtong makes bulk purchases after taking into account customers’ orders on hand whenever steel prices are considered to be lower in the market. Prices are negotiated with each order Chengtong places, enabling Chengtong to pass on price adjustments to its customers. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern and Chengtong may build up its inventory during such periods when prices are low.

Competition

Our business is concentrated in the niche ultra-thin cold-rolled precision steel and high-carbon, high strength cold-rolled steel and low carbon super-thin cold-rolled steel processing and is not in direct competition with large Chinese steelmakers such as BaoSteel Group Corporation and Maan Steel Group. China’s large steelmakers concentrate on the production of hot-rolled de-scaled (pickled) steel coils and steel sheets from iron ore imported from Brazil and Australia. Steel sheets produced by these steelmakers are then supplied as raw materials to high precision steel manufacturers, such as Chengtong, for cold reduction processing to the desired thickness. Cold-rolled products are then sold to manufacturers and other customers in the appliance and automobile industries.

Our business is becoming increasingly competitive and capital intensive, and competition comes primarily from importers. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger steel companies. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment mainly comes from Qinghuangdao Longteng Precision Strip Co., Limited. However, we understand that Longteng’s production capabilities are for cold-rolled steel with widths of approximately 400 mm, whereas our cold-rolled steel mills have a width of 1000 mm to 1400 mm (or up to 1700 mm with the planned addition of the third cold-rolling mill). Consequently, Longteng’s products have different applications and are sold in different market segments than ours and are not considered to be direct competitors. In addition, we compete with imports from Ton Yi Industrial Corp. in Taiwan and Shinwha Special Steel Co., Limited in Korea, as well as CEW, a German steelmaker. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly low-end or long steel products. Chengtong is currently the only supplier of high carbon, high strength products with a thickness up to 7.5 mm. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification.

The low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm is traditionally dominated by Japanese manufacturers with higher production costs. We started exporting low carbon products in this range during fiscal 2007. We are not aware of any other company currently competing in this specific low carbon segment in the global market that is from a non-Japanese background.

Regulation

The Chinese legal system is based upon a civil law system of written statutes. Unlike the common law system in the United States, prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. We are subject to numerous Chinese provincial and local laws and regulations, which may be changed from time to time in response to economic or political conditions and have a significant impact upon overall operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our operations and financial results.

The China Central Government has promulgated a series of ongoing macro-control policies which focus on the improvement of the country’s investment structure, with the goal to secure a fast and sound development of the national economy. Excessive investment in certain sectors is placed under stringent control on one hand while incentives are given to other sectors.

Currency. The value of the Renminbi, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. The official exchange rate had remained stable over the past several years. However, China has adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation and is expected to appreciate against other currencies, including the U.S. dollar.

In addition, the Renminbi is not a freely convertible currency at this time. Except for export sales revenues in United States dollars, we receive all of our local sales revenues in Renminbi. Payments of dividends and other expenditures in foreign currencies outside China by us will require the conversion of Renminbi into other currencies. We are able to make payments (including dividends) in foreign currencies upon presentation of business documents through banks in China authorized to conduct foreign currency transactions without the prior approval from the PRC State Administration of Foreign Exchange (“SAFE”). The Chinese government has indicated that it will consider allowing the free conversion of Renminbi into other currencies. However, there is no assurance that it will not impose foreign exchange controls on normal transactions in the future.

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.

The State Environmental Protection Administration Bureau is responsible for the supervision of environmental protection, the implementation of national standards for environmental quality and discharge of pollutants, and supervision of the environmental management system in China. Environmental protection bureaus at the county level or above are responsible for environmental protection within their jurisdictions. The laws and regulations on environmental protection require each company to prepare environmental impact statements for a construction project to the environmental protection bureaus at the county level. These must be prepared prior to when the construction, expansion or modification commences.

The Environmental Protection Law requires production facilities that may cause pollution or produce other toxic materials to take steps to protect the environment and establish an environmental protection and management system. The system includes the adoption of effective measures to prevent and control exhaust gas, sewage, waste residues, dust and other waste materials. Entities discharging pollutants must register with the relevant environmental protection authorities.

Penalties for breaching the Environmental Protection Law include a warning, payment of a penalty calculated on the damage incurred, or payment of a fine. When an entity has failed to adopt preventive measures or control facilities that meet the requirements of environmental protection standards, it may be required to suspend its production or operations and pay a fine. Material violations of environmental laws and regulations causing property damage or casualties may also be subject to criminal liabilities.

We believe that the current production and operating activities of Chengtong are in compliance with the environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. To the best of our knowledge, Chengtong’s cold-rolled mills produce no impermissible emissions. Our pickling process is outsourced to a local company which is wholly-responsible for any failure to comply with applicable law. In addition, our production facilities in Shanghai are on land formerly used for rice farming. We have no reason to believe that such land has been subjected to any prior contamination.

Patent Protection. The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries, although enforcement of rights may prove difficult and complex. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

•	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

•	Paris Convention for the Protection of Industrial Property (March 19, 1985);

•	Patent Cooperation Treaty (January 1, 1994); and

•	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

Patents are governed by the China Patent Law and its Implementing Regulations, each of which went into effect in 1985 and have been amended subsequently. China is a signatory to the Paris Convention for the Protection of Industrial Property, in accordance with which any person who has duly filed an application for a patent in one signatory country shall enjoy, for the purposes of filing in the other countries, a right of priority during the period fixed in the convention (12 months for inventions and utility models, and 6 months for industrial designs).

The Patent Law covers three kinds of patents, i.e., patents for inventions, utility models and designs, respectively. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country, and should not be in conflict with any prior right of another.

PRC law provides that anyone wishing to exploit the patent of another must conclude a written licensing contract with the patent holder and pay the patent holder a fee. One rather broad exception to this, however, is that where a party possesses the means to exploit a patent but cannot obtain a license from the patent holder on reasonable terms and in a reasonable period of time, the PRC State Intellectual Property Office, or SIPO, is authorized to grant a compulsory license. A compulsory license can also be granted where a national emergency or any extraordinary state of affairs occurs or where the public interest so requires. SIPO, however, has not granted any compulsory license up to now. The patent holder may appeal such decision within three months from receiving notification by filing a suit in the People’s Court.

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount in excess of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $62,500.

Enterprise Income Tax. The Enterprise Income Tax Law was passed on March 16, 2007, and becomes effective on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% will be applicable to enterprises in China.

Previously, certain entities, such as Chengtong, were entitled to preferential tax advantages in China, commonly referred to as “tax holidays.” Under the tax holiday regime, entities received a full exemption on the enterprise income tax generated in the first two years after recovery of previous losses and a one-half reduction of the tax rate for the next three years. Entities subject to a “tax holiday” prior to January 1, 2008, are expected to be able to retain the benefits of the reduced rates for the remaining term.

Labor Contract Law. The new Labor Contract Law will take effect January 1, 2008, and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees with knowledge of trade secrets to two years and imposes restrictions or geographical limits.

Intellectual Property

On December 8, 2004, the State Intellectual Property Office in China granted a ten-year patent right to the “Environment-Conscious Mill Bearing with Inner Circulation Lubricant” to Shanghai Chengtong Precision Strip Co., Limited and Shanghai Te’an-Yikai Bearing Co., Limited. The patented bearing is installed in the Company’s existing cold-roll mill and, together with the Company’s internal know-how complementary to the patented bearing, the Company believes it addresses a number of issues associated with the bearing lubrication in cold-rolling and ensures smooth and effective operation of the cold-roll mill. There is no direct or indirect affiliation between the Company and Shanghai Te’an-Yikai Bearing Co, Limited. The Company and Shanghai Te’an-Yikai Bearing Co., Limited jointly developed the environment-conscious mill bearing with inner circular lubrication. Shanghai Te’an-Yikai Bearing Co., Limited retains the proprietary right to the technology while the Company has the exclusive right to the application of the technology.

We have elected not to register any other patents and internally developed know-how because of the uncertainty over the ability to enforce intellectual property rights in China. Chengtong also protects its internally developed know-how and production process (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff members) to sign non-disclosure and confidentiality contracts.

There can be no assurance that third parties will not assert infringement or other claims against us with respect to any of our existing or future products or processes. There can be no assurance that licenses would be available if any of our technology was successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in its favor.

While we have no knowledge that we are infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products or processes. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product.

Research and Development

As of June 30, 2007, we had three experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on the manufacturing of ultra-thin, high-strength cold-rolled steel strip and the advancement and improvement in manufacturing technique for cold-rolled steel rolls with a ratio of width to thickness at 10,000 times. In addition to the traditional research and development activities, our engineers interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. The amount spent on research and development activities each year is approximately 1% of our revenue for such year. We have budgeted 1% of revenues to be spent for research and development activities for fiscal 2008.

Quality Control

Following the accreditation of the International Organization for Standardization (“ISO”) Technical Standards (“TS”) 16949 on October 8, 2004, Chengtong implemented the Quality Handbook in October 2004. This Quality Handbook was prepared on the basis and standards of the ISO/TS16949 specifications and which ISO Technical Specifications are compatible with existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Together with ISO 9001:2000, ISO/TS 16949 specifies the quality system requirements for the design, development, production, installation and servicing of automotive related products.

Taxes

As a wholly foreign-owned enterprise, Chengtong has been entitled to preferential tax advantages in China, including full tax exemption on the enterprise income tax that was generated in the first two years after the recoveries of previous losses and a one-half reduction in the enterprise income tax to a rate of 13.5% for the next 3 years. The full tax exemption for the enterprise income tax expired on December 31, 2005 and the right to a one-half reduction on the enterprise income tax will expire on December 31, 2008.

As discussed above under “Regulation,” the Enterprise Tax Law will take effect on January 1, 2008. Under this law, a unified tax of 25% will be applicable to most enterprises, including Chengtong. We believe, however, that due to the preferential rates to which Chengtong is currently entitled, it will not be subject to the 25% tax rate until January 1, 2009. In addition, Chengtong is reviewing the feasibility of entering into certain contractual arrangements prior to December 31, 2007 which are designed to extend its preferential tax treatment for an additional five years. There can be no assurance that such arrangements will be feasible or consummated nor, if consummated, that such arrangements will receive the desired preferential tax treatment.

Employees

As of June 30, 2007, we had a total of 280 employees. Our management team is comprised of 30 employees overseen by a General Manager and an Assistant General Manager. Our production employees are not subject to collective bargaining agreements.

Each employee must enter into multiple employment contracts, including a non-competition agreement, with Chengtong which are then filed with the municipal government. All employees receive a base monthly salary. Management are entitled to a year-end bonus up to 100% of their annual salary based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus up to 70% of their base salary and calculated on the basis of the quality of the products produced and volume.

Chengtong’s employees are currently not entitled to participate in our 2006 Omnibus Long-Term Incentive Plan. Benefits are mandated by the Chinese government and include social security, pension benefits, and medical insurance. These benefits are paid in full by us and equate to approximately 45% of our annual salary expenditures.

Property

Chengtong leases for $1 per month the existing 20,000 square meters of production and office facilities in Jiading District, Shanghai on 4 acres of property held by its wholly-owned subsidiary, Shanghai Tuorong Precision Steel Company Limited, which became a wholly-owned subsidiary of the Company in April 2007. There is no formal tenancy agreement between Chengtong and Tuorong Precision for this lease.

ITEM 1A. RISK FACTORS

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

Risks Relating to the Company’s Business

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products has resulted in intense competition, which may have an adverse effect on our profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply. This has led to substantial price decreases during periods of economic weakness, which have not been offset by commensurate price increases during periods of economic strength. Substitute materials are increasingly available for many steel products, which may further reduce demand for steel. Additional overcapacity or the use of alternative products could have a material adverse effect upon our results of operations.

Rapidly growing demand and supply in China and other developing economies may result in additional excess worldwide capacity and falling steel prices, which could adversely impact our results.

Over the last several years steel consumption in China and other developing economies such as India has increased at a rapid pace. Steel companies have responded by developing plans to rapidly increase steel production capability in these countries and entered into long-term contracts with iron ore suppliers in Australia and Brazil. Steel production, especially in China, has been expanding rapidly and could be in excess of Chinese demand depending on continuing growth rates. Because China is now the largest worldwide steel producer, any significant excess in Chinese capacity could have a major impact on domestic and international steel trade and prices.

Environmental compliance and remediation could result in substantially increased capital requirements and operating costs.

Our operating subsidiary, Chengtong, is subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if Chengtong were required to increase expenditures to comply with any new environmental regulations affecting its operations.

We may require additional capital in the future and we cannot assure that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to stockholdings.

The development of high quality specialty precision steel requires substantial funds. Sourcing external capital funds for product development and requisite capital expenditures are key factors that have and may in the future constrain our growth, production capability and profitability. To achieve the next phase of our corporate growth, increased production capacity, successful product development and additional external capital will be necessary. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares of common stock or securities convertible into common stock will cause dilution to the holders of our common stock and could also cause the market price of our common stock to decline.

We face significant competition from competitors who have greater resources than we do, and we may not have the resources necessary to successfully compete with them.

We are one of a few manufacturers of specialty precision steel products in China. Differences in the type and nature of the specialty precision steel products in China’s steel industry are relatively small, and, coupled with intense competition from international and local suppliers, to a limited extent, consumers’ demand can be price sensitive. Competitors may increase their market share through pricing strategies that adversely impact our business. Our business is in an industry that is becoming increasingly competitive and capital intensive, and competition comes from manufacturers located in China as well as from international competition. Our competitors may have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies.

We produce a limited number of products and may not be able to respond quickly to significant changes in the market or new market entrants.

Cold-rolled specialty precision steel is a relatively new industry in China; Chinese manufacturers of durable goods previously relied solely on imports from Japan, Korea, the European Union and the United States. We believe the average quality and standards of products of China’s high precision steel industry lags behind the international norm. During the last three years, we have developed a nationally recognizable brand, however, we are not yet an internationally recognizable brand for our specialty steel products. Although we offer more than 40 high precision steel products, there are many other specialty precision steel products of similar nature in the market, even though none currently compete directly with our products. If there are significant changes in market demands and/or competitive forces, we may not be able to change our product mix or adapt our production equipment quickly enough to meet customers’ needs. Under such circumstances, our narrow band of precision steel products and/or new market entrants may negatively impact our financial performance.

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers, including Chengtong.

Through June 2007, China’s total production of cold-rolled steel sheets increased approximately 54% over the comparable period in 2006. However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

We are dependent on our Chinese manufacturing operations to generate the majority of our income and profits, and the deterioration of any current favorable local conditions may make it difficult or prohibitive to continue to operate or expand in China.

Our current manufacturing operations are located in China, our administrative offices are in Hong Kong and we have additional establishments in the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult.  In addition, because of the location of the manufacturing facilities in China, our operations in China could be affected by, among other things:

•	economic and political instability in China, including problems related to labor unrest,

•	lack of developed infrastructure,

•	variances in payment cycles,

•	currency fluctuations,

•	overlapping taxes and multiple taxation issues,

•	employment and severance taxes,

•	compliance with local laws and regulatory requirements,

•	greater difficulty in collecting accounts receivable, and

•	the burdens of cost and compliance with a variety of foreign laws.

Moreover, inadequate development or maintenance of infrastructure in China, including adequate power and water supplies, transportation, raw materials availability or the deterioration in the general political, economic or social environment could make it difficult, more expensive and possibly prohibitive to continue to operate or expand our facilities in China.

Our operations are international and we are subject to significant worldwide political, economic, legal and other uncertainties that may make it difficult or costly to collect amounts owed to us or to conduct operations should materials needed from certain places be unavailable for an indefinite or extended period of time.

We have subsidiaries in the British Virgin Islands and China. We manufacture all of our products in China and substantially all of the net book value of our total fixed assets is located there. However, we sell our products to customers outside of China as well as domestically. As a result, we have receivables from and goods in transit to locations outside of China. Protectionist trade legislation in the United States or other countries, such as a change in export or import legislation, tariff or duty structures, or other trade policies, could adversely affect our ability to sell products in these markets, or even to purchase raw materials or equipment from foreign suppliers. Moreover, we are subject to a variety of United States laws and regulations, changes to which may affect our ability to transact business with certain customers or in certain product categories.

In China, Chengtong is subject to numerous national, provincial and local governmental regulations, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These include, among others, regulations governing:

•	environmental and waste management,

•	our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions,

•	property ownership and use in connection with our leased facilities in China, and

•	import restrictions, currency restrictions and restrictions on the volume of domestic sales.

The end-use markets for certain of our products are highly competitive and customers are willing to accept substitutes for our products which could reduce our results of operations.

Buyers of certain cold-rolled steel products are in highly competitive markets. Cold-rolled precision steel competes with other materials, such as aluminum, plastics, composite materials and glass, among others, for industrial and commercial applications. Customers have demonstrated a willingness to substitute other materials for cold-rolled steel. The willingness of our customers to accept substitutes for cold-rolled steel products could have a material adverse effect on our financial results.

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly crude steel.

We require substantial amounts of raw materials in our business, consisting principally of steel slabs and strip steel. Any substantial increases in the cost of crude steel could adversely affect our financial condition and results of operations. The availability and price of crude steel depends on a number of factors outside our control, including general economic conditions, domestic and international supply and tariffs. Increased domestic and worldwide demand for crude steel has had and will continue to have the effect of increasing the prices that we pay for these raw materials, thereby increasing our cost of sales. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in the price of raw materials, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Although we are dependent on a steady flow of raw materials for our operations, we do not have in place long-term supply agreements for all of our material requirements.

We rely on several suppliers to provide us with the raw materials used in our operations, although a substantial portion of our raw material requirements is met by BaoSteel Trading Co., Ltd. We do not currently have long-term supply contracts with any particular supplier, including BaoSteel Trading Co., Ltd., to assure a continued supply of the raw materials we need. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2007, our total bank debt outstanding was $22,884,679, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to our stockholders.

At June 30, 2007, the aggregate fair value of our financial instruments with exposure to interest rate risk was approximately $23 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at June 30, 2007.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairman, Wo Hing Li; the General Manager of Chengtong, Hai Sheng Chen; and Chief Financial Officer, Leada Tak Tai Li. We do not currently have in place key man life insurance on Wo Hing Li, Hai Sheng Chen or Leada Tak Tai Li. To the extent that the services of these officers and directors would be unavailable to us, we would be required to recruit other persons to perform the duties performed by Wo Hing Li, Hai Sheng Chen and Leada Tak Tai Li. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

We may not be able to retain, recruit and train adequate management and production personnel. We rely heavily on those personnel to help develop and execute our business plans and strategies, and if we lose such personnel, it would reduce our ability to operate effectively.

Our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China. We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shanghai and our operations. With the economic growth currently being experienced in China, competition for qualified personnel is substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive internationally. The inability to attract such personnel or the increased cost of doing so could reduce our competitive advantage relative to other precision steel producers, reducing or eliminating our growth in revenues and profits.

We may not be able to protect adequately our intellectual property from infringement or unauthorized use by third parties.

Except for a patent on the Environment-Conscious Mill Bearing with Inner Circular Lubrication, we have no patents or licenses that protect our intellectual property. Unauthorized parties may attempt to copy aspects of our processes and know-how or to obtain and use information that we regard as proprietary. Policing unauthorized use of our processes and know-how is difficult. Our experienced key engineers and management staff are extensively involved in all facets of research, design, craftwork, styling and development of the specialty precision products. Potential risks on the divulgence of skills and the development of new products increase should these employees resign, as we rely heavily on them. Chengtong has elected to protect internally developed know-how and production processes (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving, which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff) to sign non-disclosure and confidentiality contracts. However, this means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as do U.S. laws. Our failure to protect adequately our proprietary rights may allow third parties to duplicate our products, production processes or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technologies or design around our proprietary intellectual property.

We are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing products and services and introduce new products and services to meet customers’ needs. Our designs and products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate our services and products on the basis of a number of factors, including, but not limited to:

•	quality,

•	price competitiveness,

•	technical expertise and development capability,

•	innovation,

•	reliability and timeliness of delivery,

•	product design capability,

•	operational flexibility,

•	customer service, and

•	overall management.

Our success depends on our ability to continue to meet our customers’ changing requirements and specifications with respect to these and other criteria. There can be no assurance that we will be able to address technological advances or introduce new designs or products that may be necessary to remain competitive within the precision steel industry.

We depend upon our largest customers for a significant portion of our sales revenue, and we cannot be certain that sales to these customers will continue. If sales to these customers do not continue, then our sales may decline and our business may be negatively impacted.

We currently supply high precision steel products to 12 major customers in the Chinese domestic market. For the years ended June 30, 2007 and 2006, sales revenues generated from the top five major customers amounted to 51% and 50% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 23% and 15% of total sales revenues, respectively. We do not enter into long-term contracts with our customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

Defects in our products could impair our ability to sell products or could result in litigation and other significant costs.

Detection of any significant defects in our precision steel products may result in, among other things, delay in time-to-market, loss of market acceptance and sales of its products, diversion of development resources, injury to our reputation, litigation or fines, or increased costs to correct such defects. Defects could harm our reputation, which could result in significant costs and could impair our ability to sell our products. The costs we may incur in correcting any product defects may be substantial and could decrease our profit margins.

Failure to optimize our manufacturing potential and cost structure could materially increase our overhead, causing a decline in our margins and profitability.

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in, among other things:

•	accurately forecasting demand,

•	predicting volatility,

•	timing volume sales to our customers,

•	balancing our productive resources with product mix, and

•	planning manufacturing services for new or other products that we intend to produce.

Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including, but not limited to:

•	utilization rates of manufacturing lines,

•	downtime due to product changeover,

•	impurities in raw materials causing shutdowns, and

•	maintenance of contaminant-free operations.

Failure to optimize our manufacturing potential and cost structure could materially and adversely affect our business and operating results.

Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China is currently experiencing dramatic growth in its economy. This growth may lead to continued pressure on wages and salaries that may exceed our budget and adversely affect our operating results.

Our production facilities are subject to risks of power shortages which may adversely affect our ability to meet our customers’ needs and reduce our revenues.

Many cities and provinces in China have suffered serious power shortages since the second quarter of 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have occasionally required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels. To date, our operations have not been affected by those administrative measures. However, there is a risk that our operations may be affected by those administrative measures in the future, thereby causing material production disruption and delay in delivery schedule. In such event, our business, results of operation and financial conditions could be materially adversely affected. We do not have any back-up power generation system. Although we have not experienced any power outages in the past, we may be adversely affected by power outages in the future.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Interruptions in our production capabilities will adversely affect our production costs, products available for sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as our various cold-rolling mills, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

Our insurance may not be adequate if our production facilities were destroyed or significantly damaged as a result of fire or some other natural disaster.

All of our products are currently manufactured at our existing facilities located in the Jiading District in Shanghai, China. Fire fighting and disaster relief or assistance in China may not be as developed as in Western countries. While we maintain property damage insurance aggregating approximately $18.5 million covering our raw materials, finished goods, equipment and buildings and another $10.5 million insurance against equipment breakdown, we do not maintain business interruption insurance. Material damage to, or the loss of, our production facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on our financial condition, results of operations, business and prospects.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we might not be able to maintain our profitability or we may incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Manage our expanding operations and product offerings;

•	Maintain adequate control of our expenses;

•	Anticipate and adapt to changing conditions in the precision steel markets in which we operate as well as the impact of any changes in government regulation; and

•	Anticipate mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Our business, business prospects and results of operations will be affected if we are not successful in addressing any or all of these risks and difficulties.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the Stock Exchange Agreement in December 2006. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Substantially all of our current operations are conducted in China. Moreover, all but one of our directors and all of our officers are nationals and residents of China or Hong Kong. All or substantially all of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China or Hong Kong upon these persons. In addition, uncertainty exists as to whether the courts of China or Hong Kong would recognize or enforce judgments of U.S. courts obtained against us or our officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China or Hong Kong against us or such persons predicated upon the securities laws of the United States or any state thereof.

Risks Relating to China

We face significant risks if the Chinese government changes its policies, laws, regulations, tax structure or its current interpretations of its laws, rules and regulations relating to our operations in China.

Chengtong’s manufacturing facility is located in Shanghai, China. As of June 30, 2007, substantially all of our assets are located in China and, except for a small volume of exports, all of our sales revenues are generated in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

•	changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,

•	confiscatory taxation,

•	changes in employment restrictions,

•	restrictions on imports and sources of supply,

•	import duties,

•	corruption,

•	currency revaluation, and

•	the expropriation of private enterprise.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be adversely affected. Chengtong could even be subject to the risk of nationalization, which could result in the total loss of our stockholders’ investment. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.

Chinese laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such Chinese laws and regulations may have a material and adverse effect on our business.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under Chinese laws, and as a result, we are required to comply with Chinese laws and regulations. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Our business, results of operations and overall profitability are linked to the economic, political and social conditions in China.

Substantially all of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy may affect our business operations, results of operations and our financial condition.

A slowdown or other adverse developments in the Chinese economy may materially and adversely affect our customers, demand for our services and our business.

All of our operations are conducted in China and substantially all of our revenues are generated from sales to businesses operating in China. Although the Chinese economy has grown significantly in recent years, such growth may not continue. We do not know how sensitive we are to a slowdown in economic growth or other adverse changes in Chinese economy which may affect demand for precision steel products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in China may materially reduce the demand for our products and in turn reduce our results of operations and our productivity.

Inflation in China could negatively affect our profitability and growth.

While the Chinese economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the Chinese government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austerity policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated increases in interest rates by the central bank will likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Controversies affecting China’s trade with the United States could depress our stock price.

While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies and trade disagreements between the United States and China may arise that have a material adverse effect upon our stock price. Political or trade friction between the United States and China, whether or not actually affecting its business, could also materially and adversely affect the prevailing market price of our common stock.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited.  We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for management to forecast its needs and to present the results of our operations accurately at all times.

Imposition of trade barriers and taxes may reduce our ability to do business internationally, and the resulting loss of revenue could harm our profitability.

We may experience barriers to conducting business and trade in our targeted emerging markets in the form of delayed customs clearances, customs duties and tariffs. In addition, we may be subject to repatriation taxes levied upon the exchange of income from local currency into foreign currency, substantial taxes of profits, revenues, assets and payroll, as well as value-added tax. The markets in which we plan to operate may impose onerous and unpredictable duties, tariffs and taxes on our business and products, and there can be no assurance that this will not reduce the level of sales that we achieve in such markets, which would reduce our revenues and profits.

There can be no guarantee that China will comply with the membership requirements of the World Trade Organization, which could leave us subject to retaliatory actions by other governments and reduce our ability to sell our products internationally.

China has agreed that foreign companies will be allowed to import most products into any part of China.  In the sensitive area of intellectual property rights, China has agreed to implement the trade-related intellectual property agreement of the Uruguay Round. There can be no assurances that China will implement any or all of the requirements of its membership in the World Trade Organization in a timely manner, if at all.  If China does not fulfill its obligations to the World Trade Organization, we may be subject to retaliatory actions by the governments of the countries into which we sell our products, which could render our products less attractive, thus reducing our revenues and profits.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We have recently experienced an increase in the cost of labor. Recent changes in Chinese labor laws that are effective January 1, 2008 are likely to increase costs further and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a material adverse effect upon our business and results of operations.

We currently receive preferential tax treatment under Chinese law which will expire in 2008 and may negatively impact our profitability.

Prior to the adoption of the PRC Enterprise Income Tax Law on March 16, 2007 (the “EIT Law”), Chinese income tax law provided that any foreign-invested enterprise engaged in manufacturing and scheduled to operate for not less than 10 years was entitled to receive an exemption from the entire central government income tax for the two years beginning with its first profitable year and receive a 50% reduced income tax in the third through fifth years. As a wholly foreign owned enterprise, Chengtong has been entitled to such preferential tax treatment. The full tax exemption for the enterprise income tax expired on December 31, 2005 and the one-half reduction on the enterprise profit tax to 13.5% will expire on December 31, 2008. After such tax holidays, our profits will be subject to the full tax rate of 25%, effective as of January 1, 2008 in accordance with the EIT Law passed in 2007. If we are unable to increase gross income by an amount greater than that needed to offset the loss of this preferential tax treatment, such a condition could have a material adverse effect on the results of its operations.

Under the EIT Law, a uniform tax rate of 25.0% has been adopted for all enterprises (including foreign-invested enterprises) and several tax incentives enjoyed by foreign-invested enterprises have been cancelled. However, for foreign-invested enterprises established before the promulgation of the EIT Law, a five-year transition period is provided during which reduced rates will apply but gradually be phased out. Since the PRC government has not announced implementation measures for the transitional policy with regards to such preferential tax rates, we cannot reasonably estimate the financial impact of the new tax law to us at this time. Further, any future increase in the enterprise income tax rate applicable to us or other adverse tax treatments would have a material adverse effect on our results of operations and financial condition.

Fluctuations in exchange rates of the Renminbi, or RMB, could adversely affect the value of and dividends, if any, payable on shares of our common stock or otherwise impact our operations and profitability.

We collect revenue from operations principally in the Chinese Renminbi. Except for recent exports to Nigeria, Thailand, Indonesia and the Philippines, all of our local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when Chengtong’s results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi remained stable against the U.S. Dollar at approximately 8.28 RMB to 1.00 U.S. Dollar for several years until July 21, 2005 when the Chinese currency regime was altered, with a 2.1% revaluation versus the U.S. Dollar. This move initially valued the Renminbi at 8.11 per U.S. Dollar. The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of October 10, 2007, the exchange rate was 7.51 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends, if any, will be in U.S. Dollars, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms. For example, to the extent that we need to convert U.S. Dollars we receive from an offering of our securities into Renminbi for our operations, if the Renminbi appreciates against the U.S. Dollar, the Renminbi equivalent of the US Dollar we convert would be reduced. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. Dollar appreciates against the Renminbi, the U.S. Dollar equivalent of the Renminbi we convert would be reduced. In addition, appreciation of the Renminbi could make our products more expensive relative to those of our competitors or increase our profitability in U.S. Dollar terms.

At June 30, 2007, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $7.5 million (including our non-U.S. Dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.75 million at June 30, 2007.

The ability of our Chinese operating subsidiary to pay certain foreign currency obligations, including dividends, may be restricted due to foreign exchange control regulations of China.

The ability of Chengtong to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances. Since substantially all of our operations are conducted in China and a majority of our revenues are generated in China, a significant portion of our revenue earned and currency received are denominated in Renminbi.

The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Renminbi is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, if any, on our common stock or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The Chinese government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

Risks Relating to Our Common Stock

The market price for shares of our common stock could be volatile and could decline.

Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In some cases, these fluctuations may be unrelated to our operating performance. Many companies with Chinese operations have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

•	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

•	our financial position and results of operations;

•	period-to-period fluctuations in our operating results;

•	changes in estimates of our performance by any securities analysts;

•	substantial sales of our common stock pursuant to Rule 144 or otherwise;

•	new regulatory requirements and changes in the existing regulatory environment;

•	the issuance of new equity securities in a future offering;

•	changes in interest rates; and

•	general economic, monetary and other national conditions, particularly in the U.S. and China.

The trading market in our common stock is limited and illiquid and may cause volatility in the market price.

As of June 30, 2007, 37.4%, or 13,964,883 shares, of our issued and outstanding common stock was not owned by affiliates, of which 10,338,729 were unrestricted and free to trade. The market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations or otherwise. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to a resale prospectus may have an adverse effect on the market price of our common stock.

One stockholder, who is our Chief Executive Officer, exercises significant control over matters requiring shareholder approval.

Wo Hing Li, our Chief Executive Officer, had voting power as of June 30, 2007 equal to approximately 59% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

We may be required to raise additional financing by issuing new securities with terms or rights superior to those of our shares of common stock, which could adversely affect the market price of our shares of common stock.

We may require additional financing to fund future operations, develop and exploit existing and new products and to expand into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

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

Our officers and directors have limited experience with the regulatory requirements for U.S. public companies, which could impair our ability to satisfy public company filing requirements and could increase our securities compliance costs.

All of our officers and most of our directors do not have any prior experience as officers and directors of a U.S. publicly traded company, or in complying with the regulatory requirements applicable to a U.S. public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to U.S. public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher until we have developed or acquired internal expertise in these matters

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards and impose significant additional expenses on us. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process required of our independent registered public accountants is new, and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

 We do not foresee paying cash dividends in the foreseeable future.

We have not paid cash dividends on our stock, and we do not plan to pay cash dividends on our stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Through Chengtong, we lease for $1 per month the existing 20,000 square meters of production and office facilities in Jiading District, Shanghai on four acres of property held by our wholly-owned subsidiary, Shanghai Tuorong Precision Strip Company Limited.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our Common Stock has been quoted for trading on the NASDAQ Capital Market under the symbol “CPSL” since December 29, 2006 and was previously quoted for trading on that market under the symbol “OLAB.” The following table sets forth, for the periods indicated, the available high and low bid quotations for the Common Stock by quarter for the twelve month periods ended June 30, 2007 and June 30, 2006, as reported by The NASDAQ Capital Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended June 30, 2007*		Year Ended June 30, 2006
Quarter ended	High	Low	High	Low
October 31	$ 7.84	$2.51	$3.19	$2.00
December 31	$13.73	$5.34	$4.02	$1.49
March 31	$16.58	$5.68	$2.97	$1.50
June 30	$ 6.66	$2.71	$8.97	$1.65
_____________________
*On December 29, 2006, our Common Stock began to trade under the symbol “CPSL” following the consummation of the Stock Exchange Agreement with Partner Success Holdings Limited on December 28, 2006.

On October 10, 2007, the closing bid price of our Common Stock on The NASDAQ Capital Market was $10.44 per share.

Record Holders

There were approximately 6,054 beneficial holders of our Common Stock as of September 30, 2007.

Dividends

We have not paid dividends on our Common Stock and do not presently plan to pay dividends on our Common Stock for the foreseeable future. We plan to retain all net earnings, if any, to fund the development of our business. Our Board of Directors has sole discretion over the declaration and payment of future dividends, subject to the availability of sufficient funds to pay dividends. Any future dividends will depend upon our profitability, financial condition, cash requirements, future prospects, general business condition, the terms of our debt agreements which currently restrict the payment of dividends and other factors our Board of Directors believes are relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	2,165,220

Stock Performance Graph

The following graph provides a comparison of the cumulative total return on our Common Stock for the period beginning at the market close on June 30, 2002, through and including June 30, 2007, with the cumulative total return for (i) the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and (ii) a peer group selected by us that consists of companies with a similar line-of-business and in the same industry. These companies are Steel Dynamics, Tarpon Industries, Arcelor Mittel, Nucor Corp., and Olympic Steel (the “Peer Index”). Total return values were calculated based on cumulative total return assuming the investment, on June 30, 2002, of $100 in each of our Common Stock, the NASDAQ Index and the Peer Index and are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. Cumulative total returns for the period beginning at the market close on June 30, 2002, through and including December 28, 2006, relate to our prior operations under our former name of OraLabs Holding Corp. We do not believe that such historical information prior to December 28, 2006 is relevant to our continuing operations and is not necessarily indicative of the results to be expected for any future period. On December 29, 2006 our Common Stock began trading under the symbol “CPSL”.

COMPARISON OF CUMULATIVE TOTAL RETURN

The information contained in this Item 5 of this Annual Report on Form 10-K under “Stock Performance Graph” is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Issuer Purchases of Equity Securities

We made no purchases of our Common Stock in the fourth quarter ended June 30, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data are set forth below as of June 30, 2007 and for the years ended June 30, 2003, 2004, 2005, 2006 and 2007 and should be read in conjunction with our audited consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. In conjunction with the consummation of the Stock Exchange Agreement on December 28, 2006, we changed our fiscal year from December 31 to June 30. The historical data presented below and in our historical consolidated financial statement is not necessarily indicative of the results to be expected for any future period.

The scope of our continuing business is substantially different from that conducted by us prior to January 1, 2007. You should not view our historical consolidated financial statements or the financial data derived therefrom as predictive of our future financial position or results of operations.

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Statement of Operations Data
Sales revenues	$53,960	$34,881	$53,145	17,417	2,282
Cost of goods sold	38,926	24,892	45,562	16,410	2,229
Gross profit	15,034	9,989	7,583	1,007	53
Income(loss) from continuing operations	7,406	7,514	6,366	199	(255)
Net income (loss) from discontinued operations	831	900	(341)	(369)	517
Net income (loss)	$8,237	$8,415	$6,026	(170)	262
Income(loss) per share from continuing operations
Basic	$0.26	$0.31	$0.26	$0.01	$(0.01)
Diluted	$0.26	$0.31	$0.26	$0.01	$(0.01)
Income(loss) per share from discontinued operations
Basic	$0.03	$0.04	$(0.01)	$(0.02)	$0.02
Diluted	$0.03	$0.04	$(0.01)	$(0.02)	$0.02
Net income(loss)
Basic	$0.29	$0.35	$0.25	$(0.01)	$0.01
Diluted	$0.29	$0.35	$0.25	$(0.01)	$0.01
Shares used in per share calculation
Basic	28,438,313	24,283,725	24,283,725	24,283,725	24,283,725
Diluted	28,759,553	24,283,725	24,283,725	24,283,725	24,283,725

Balance Sheet Data (at period end)
Current assets	$41,339	$23,154	$13,028	$7,468	$3,392
Total assets	$82,158	$45,571	$25,489	$12,371	$6,619
Working Capital	$14,574	$(7,584)	$(1,326)	$(4,020)	$(95)
Long-term debt	$6,878	$3,152	$7,713	$-	$2,415
Total Stockholder’s equity	$51,104	$11,681	$3,421	$883	$614

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Annual Report on Form 10-K contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, our directors or its officers with respect to events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report on Form 10-K are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond our control, is set forth under Part II, Item 1A, “Risk Factors,” in this Annual Report.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. and our subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2007 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2007. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2007. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

OVERVIEW OF THE COMPANY’S BUSINESS

We are a niche and high value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a specialty premium steel intended to yield above-average industry gross margins. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

We produce and sell precision ultra-thin and high strength cold-rolled steel products ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting of medium and high-carbon hot-rolled steel strips not exceeding 7.5 mm fineness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses according to customer specifications. Currently, our specialty precision products are mainly used in the manufacture of automobile parts and components, plane friction discs, appliances, food packaging materials, saw blades, textile needles, microelectronics, and packing containers.

We conduct our operations principally in China through our wholly-owned operating subsidiary, Shanghai Chengtong Precision Strip Co., Limited, or Chengtong, which, in turn, is a wholly owned subsidiary of our direct subsidiary, Partner Success Holdings Limited, or PSHL. Most of our sales are made domestically in China; however, during fiscal 2007, we began exporting our cold-rolled steel products to Indonesia and the Philippines and, to a lesser extent, Nigeria and Thailand. We intend to expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

Over the course of the past two years, we have begun to alter our product mix to meet market demands in our primary market, China, as well as to expand into overseas markets. We continue to focus on the production of higher margin products, although we have increased production of certain of our lower margin products due to market demand. These changes in our strategy have created increased capital requirements as we have sought to construct additional rolling mills to accommodate our planned growth. In addition, our workforce has increased and, in particular, we have faced a growing need for experienced executive and technical staff.

Our market is highly competitive, although we have focused on a niche market that we consider allows us to compete effectively as we continue to grow our business. We face significant competition for raw materials, especially crude steel, and our financial results may be impacted by changes in the market prices for these materials. Given our size, we do not have the ability to influence the prices at which we must purchase raw materials. However, the nature of our products enable us to pass on all or part of the price fluctuations in raw materials to our customers.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip, Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased for nominal consideration Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. We intend to hold Blessford International Limited as a shell subsidiary that may be used in the future to facilitate optimization of the structure of the Group’s activities.

RESULTS OF OPERATIONS

Fiscal Year 2007 versus Fiscal Year 2006

Net income before tax decreased by $110,461 or 1.3% year-on-year to $8,304,109 for the year ended June 30, 2007 from $8,414,570 for the year ended June 30, 2006, even though gross profit increased by $5,045,269 or 50.5% year-on-year. The decrease in net income is mainly attributable to the creation of an allowance for doubtful accounts in the amount of $3,775,645. The Company created this partial reserve against advances to suppliers where the goods ordered were not received within ninety days of the advance.

Gross Profit

Gross profits in absolute terms increased by $5,045,269 or 50.5% year-on-year to $15,034,256 for the year ended June 30, 2007 from $9,988,987 for the year ended June 30, 2006, while gross profit margin decreased to 27.6% for the year ended June 30, 2007 from 28.6% for the year ended June 30, 2006. The increase in gross profits is mainly attributable to a 56.4% year-on-year increase in sales revenues in relation to a 58.7% year-on-year increase in cost of sales. The decrease in gross profit margin principally resulted from a change in sales mix over the year ended June 30, 2007, which produced increased sales of lower margin low-carbon steel products, and an increase in the cost of sales.

Sales Revenues. Sales volume increased by 24,861 metric tons or 59% year-on-year to 67,021 metric tons for the year ended June 30, 2007 from 42,160 tons for the year ended June 30, 2006 and, as a result, sales revenues increased by $19,079,102 or 54.7% year-on-year to $53,960,243 for the year ended June 30, 2007 from $34,881,141 for the year ended June 30, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand in China among users of precision steel products.

Production volume increased by 23,591 metric tons or 54% year-on-year to 67,112 metric tons at an average cost of production per ton of $580 for the year ended June 30, 2007 compared to 43,521 metric tons at an average cost of production per ton of $574 for the year ended June 30, 2006, representing an increase of $6 per ton, or 1% year-on-year. The new 1400 mm cold-roll mill became operational at the beginning of October 2006, and it will likely take two to three years for the mill to reach its maximum production capacity.

Sales by Product Line. A break-down of our sales by product line for the years ended June 30, 2007 and 2006 is as follows:

	2007			2006
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Year-on-year Qty. Variance

Low carbon cold-rolled	37,066	22,081,636	41	22,540	11,482,265	33	14,526
Low carbon acid wash	14	5,732	-	-	-	-	14
Low carbon hard rolled	1,149	782,835	1	3,238	1,652,638	5	(2,089)
High-carbon cold-rolled	5,287	5,529,717	10	6,531	15,347,852	44	(1,244)
High-carbon hot-rolled	11,918	9,176,414	17	9,851	6,398,386	18	2,067
High end cold-rolled	865	14,618,831	27	-	-	-	865
Sales of Scrap Metal		851,742	2	-	-	-
Subcontracting income	10,722	922,534	2	-	-	-	10,722
Total	67,021	53,960,243	100%	42,160	34,881,141	100	24,861

The break-down of sales among our product lines changed significantly over the year ended June 30, 2007. High-carbon cold-rolled steel products only accounted for 10% of the current sales mix at an average selling price of $1,057 per ton for the year ended June 30, 2007 compared to 43% of the sales mix at an average selling price per ton of $2,279 for the year ended June 30, 2006. The lower priced low-carbon cold-rolled steel products accounted for 40% of the current sales mix at an average selling price of $602 per ton for the year ended June 30, 2007 compared to $11,753,969 or 34% of the sales mix at an average selling price per ton of $521 for the year ended June 30, 2006. A new product line, high end cold-rolled steel, which was not sold during the year ended June 30, 2006, accounted for $14,778,422 or 27% of the current sales mix at an average selling price of $17,085 per ton for the year ended June 30, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows of the low-carbon cold-rolled steel products along with the higher margin provided by high-carbon cold-rolled products. Management continues to take appropriate action to optimize our product mix without adversely affecting overall sales volume. Management believes that there are high barriers to entry in the Chinese domestic precision steel industry and that our unique capabilities give us a competitive advantage to grow sales of higher margin products.

Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	602	521	81	16%
Low-carbon acid wash	415	-	415	100%
Low-carbon hard rolled	689	522	167	32%
High-carbon cold-rolled	1,057	2,279	(1,222)	(56%)
High-carbon hot-rolled	778	665	113	17%
High-end cold-rolled	17,090	-	17,090	100%
Subcontracting income	87	-	87	100%

The average unit selling price per ton generated decreased to $814 per ton for the year ended June 30, 2007 compared to the corresponding period in 2006 of $827, representing a decrease of $13 or 1.6% year-on-year. This decrease was due to an increase in sales volume of low-carbon cold-rolled steel when we changed our sales mix. Sales of low-carbon cold-rolled steel products have increased by 14,526 metric tons or 64% year-on-year to 37,066 metric tons for the year ended June 30, 2007 compared to 22,540 metric tons for the year ended June 30, 2006. This product accounted for $22,322,697 or 40% of the total sales mix for the year ended June 30, 2007 compared to $11,753,969 or 34% of the sales mix for the year ended June 30, 2006.

Geographical Breakdown of Sales.

	Year ended June 30, 2007			Year ended June 30, 2006			Variance
Market mix	$	Qty	Unit cost	$	Qty	Unit cost	Qty	%	Unit cost	%

Local sales	49,299,273	59,863	819	34,881,141	42,160	847	17,703	42	(28)	(3)

Export sales
Philippines	2,919,304	4,598	635	-	-	-	4,598	100	635	100
Thailand	1,741,666	2,560	680	-	-	-	2,560	100	680	100
Subtotal	4,660,970	7,158	651	-	-	-	7,158	100	651	100
Total	53,960,243	67,021	801	34,881,141	42,160	847	24,861	59	(46)	(5)

Sales in the Philippines and Thailand totaled $4,660,970 on 7,158 metric tons for the year ended June 30, 2007, compared to no sales in those countries for the year ended June 30, 2006. However, the average selling price generated for export sales to these countries was $651 per ton compared to an average of $819 per ton for sales within China due to the fact that the Company’s export sales consist predominantly of low-carbon cold-rolled products.

Sales revenues from existing domestic (China) customers increased by $14,418,132 or 43% year-on-year to $49,299,273 for the year ended June 30, 2007 from $34,881,141 for the year ended June 30, 2006. Sales volume increased by 17,703 metric tons or 42% year-on-year to 59,863 metric tons for the year ended June 30, 2007 compared to 42,160 metric tons for the year ended June 30, 2006.

Within 19 major cities/provinces in China, the Company generated average sales revenues of $2,826,188 per city/province and average sales volume of 3,527 tons for the year ended June 30, 2007 compared to $2,231,658 and 2,635 tons for the year ended June 30, 2006, representing an increase in the average of $594,530 and 892 tons. However, the Company continues to rely on four major cities and/or provinces (Shanghai, Zhejiang, Beijing and Jiangsu) for most of its sales volume. Customers in those jurisdictions represented 75% of total sales revenues for the year ended June 30, 2007 compared to 83% for the year ended June 30, 2006. Sales from each of these four jurisdictions averaged $10,098,584 with an average sales volume of 12,496 metric tons for the year ended June 30, 2007 compared to average sales revenues of $7,391,005 and average volume of 8,507 metric tons for the year ended June 30, 2006.

Sales Breakdown by Major Customer.

Customers	2007 ($)	% to sales	2006 ($)	% to sales

Shanghai Ruixuefeng Metals Co. Ltd	12,192,219	21	4,634,521	13
Shanghai Changshuo Steel Company Ltd	5,428,110	10	-*	-*
China Railway Materials Shanghai Company	3,498,770	7	-*	-*
Hangzhou Relian Company Limited	3,323,981	6	-*	-*
Sinosteel Company Limited	3,251,450	6	-*	-*
Jiangsu Kaiteer Industrial Stove Co. Ltd	-*	-*	5,212,171	16
Shanghai Yiyi Industrial Co. Ltd	-*	-*	4,305,918	12
Ningbo Eco and Tech Shuntong Trading Co. Ltd	-*	-*	2,042,191	6
Shanghai Bayou Industrial Co. Ltd	-*	-*	1,555,204	4
	27,694,530	51	17,750,005	51
Others	26,265,713	49	17,131,136	49
Total	53,960,243	100	34,881,141	100
* Not major customers for the relevant years

Sales revenues generated from the top five major customers as a percentage of total sales remained at 51% for the year ended June 30, 2006. With the exception of Shanghai Ruixuefeng Metals Co. Ltd., the top five major customers were different year-on-year. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales

	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	33,809,809	21,417,919	12,391,890	58
- Direct labor	635,885	415,852	220,033	53
- Factory overhead	4,480,293	3,142,658	1,337,635	43
	38,925,987	24,892,154	14,033,833	56

Cost per units sold
Total units sold	67,021	42,160	24,861	59
Average cost per unit sold	581	590	(11)	(2)

Cost of sales increased by $14,033,833 or 56% year-on-year to $38,925,987 for the year ended June 30, 2007 from $24,892,154 for the year ended June 30, 2006. Cost of sales represented 72% of sales revenues for the year ended June 30, 2007 compared to 71% for the year ended June 30, 2006. Average cost per ton sold decreased by $11 or 2% year-on-year to $581 per ton for the year ended June 30, 2007 from $592 per ton for the year ended June 30, 2006. Meanwhile, the average selling price per ton decreased by $46 per ton or 5% year-on-year to $801 per ton for the year ended June 30, 2007 from $847 per ton for the year ended June 30, 2006.

The raw materials cost component relative to sales revenues increased to 63% for the year ended June 30, 2007 compared to 61% for the year ended June 30, 2006. This was attributable to increases in the average purchase price of raw materials per unit produced by $12 or 2% year-on-year to $504 for the year ended June 30, 2007 compared to $492 for the year ended June 30, 2006. Management believes that increases in the purchase price of raw materials were due to the excess of demand over supply of raw materials due to significant increases in infrastructure projects in China.

Management believes that the increase in cost of sales is represented by the combined effect of:

•
significant increases in sales of low-carbon cold-rolled steel to 37,066 metric tons (compared to 22,540 metric tons for the year ended June 30, 2006) was generated at an average selling price of $602 per ton (compared to $521 for the year ended June 30, 2006) for the year ended June 30, 2007;

•
sales of 11,918 metric tons of high-carbon hot-rolled steel (compared to 9,851 metric tons for the year ended June 30, 2006) generated at an average selling price of $778 per ton (compared to $665 per ton for the year ended June 30, 2006) for the year ended June 30, 2007; and

•	sales of 865 metric tons of high end cold-rolled steel at (compared to none for the year ended June 30, 2006) generated at an average selling price of $17,090 per ton for the year ended June 30, 2007.

The cost of raw materials consumed increased by $12,391,890 or 58% year-on-year to $33,809,809 for the year ended June 30, 2007 from $21,417,919 for the year ended June 30, 2006. This increase was mainly attributable to increases in production volume by 23,591 metric tons or 54% year-on-year to 67,112 metric tons for the year ended June 30, 2007 from 43,521 metric tons for the year ended June 30, 2006 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced increased by $12 per ton or 2% year-on-year to $504 per ton for the year ended June 30, 2007 from $492 per ton for the year ended June 30, 2006.

Average unit cost of raw materials consumed based on precision products sold was $504 per ton for the year ended June 30, 2007 compared to $508 per ton for the year ended June 30, 2006 and average unit cost of raw materials consumed based on precision products produced was $504 per ton for the year ended June 30, 2007 compared to $492 per ton for the year ended June 30, 2006. The increase in the quantity of raw materials consumed was directly attributable to differences in sales volume.

Manufacturing overhead costs increased by $1,337,635 or 43% year-on-year to $4,480,293 for the year ended June 30, 2007 from $3,142,658 for the year ended June 30, 2006. The increase was mainly attributable to the combined effect of an increase in depreciation by $809,198 or 103% year-on-year to $1,593,055 for the year ended June 30, 2007 from $783,857 for the year ended June 30, 2006, an increase in utilities by $310,850 or 55% year-on-year to $876,681 for the year ended June 30, 2007 from $565,831 for the year ended June 30, 2006, and an increase in subcontracting fees paid by $425,732 or 93% year-on-year to $883,812 for the year ended June 30, 2007 from $458,080 for the year ended June 30, 2006.

Expenses

Selling Expenses. Selling expenses increased by $123,475, or 101% year-on-year, to $245,695 for the year ended June 30, 2007 compared to the corresponding period in 2006 of $122,220. The increase was mainly attributable to increases in transportation, which rose by 2,440% year-on-year, due to our increased delivery charges of precision steel resulting from a broader customer base, including exports, as well as an increase in the frequency of deliveries. In response to these rising costs, Chengtong has adopted a policy of requiring all new customers to provide for transportation and delivery of goods.

Administrative Expenses. Administrative expenses increased by $1,358,230 or 269% year-on-year, to $1,863,994 for the year ended June 30, 2007 compared to the comparable period in 2006. This increase was chiefly due to increases in the amortization of intangible assets, listing fees relating to the Company’s admission to the NASDAQ Capital Market, directors’ remuneration, and salaries and wages. The increase in directors’ remuneration was mainly attributable to the initial distribution of remuneration to two directors of PSHL totaling $200,000. Increases in salaries and wages were principally due to increases in the average number of Chengtong staff.

Finance Costs. Net finance cost increased 12% year-on-year as a result of increases in total interest expense by $897,162, or 88% year-on-year. These increases in interest expenses were mitigated by increases in capitalized interest of $873,122, or 116% year-on-year. We benefited from an exchange rate translation gain due to the fluctuation of the U.S. dollar to the Renminbi over the period, as well as an exchange difference arising from the increment in registered capital of Chengtong during the year.

Fiscal Year 2006 versus Fiscal Year 2005

Net income before tax increased by $2,682,864 or 42.1% year-on-year to $9,049,305 for the year ended June 30, 2006 from $6,366,441 for the year ended June 30, 2005. The increase in net income was attributable to increased margins as a result of a shift in focus to higher-margin high carbon cold rolled steel products during the year ended June 30, 2006.

Gross Profit

Gross profits in absolute terms increased by $2,406,456 or 31.7% year-on-year to $9,988,987 for the year ended June 30, 2006 from $7,582,531 for the year ended June 30, 2005, while gross profit margin increased to 28% for the year ended June 30, 2006 from 14.3% for the year ended June 30, 2005. The increase in gross profits notwithstanding a decrease in sales was mainly attributable to the increase in gross profit margin. During the year, the Company was able to sell a greater quantity of higher-margin products.

Sales revenues decreased by $17,438,071 or 32.8% year-on-year to $35,706,529 for the year ended June 30, 2006 from $53,144,601 for the year ended June 30, 2005. We believe that the decrease in sales was attributable to our shifting our focus to high precision steel products, which have a longer production time during that period. We also suspended production of low-carbon pickled steel and produced much less lower margin, low-carbon cold rolled steel during that period.

Sales by Product Line.

Our sales mix also changed significantly during fiscal year 2006. Low carbon hard rolled steel products were 5% of the current sales mix at an average selling price of $522 per ton for the year ended June 30, 2006, compared to 45% for the prior year. As the company began to specialize in production of higher gross profit margin products which require more time and precision to produce, we significantly decreased sales of low carbon cold rolled steel products by 32,407 tons, or 91%, to 3,238 tons for the year ended June 30, 2006, compared to 35,645 tons for the year ended June 30, 2005. This also resulted in lower production capacities as measured in tons of production. However, the average selling price per ton increased by an average of $128 per ton, or 18%, to $847 per ton for the year ended June 30, 2006, compared to $719 per ton for the year ended June 30, 2005. This increase in average price mitigated the decrease in sales volume arising from changes to the sales/production mix with concentration on high carbon cold-rolled steel and high carbon hot-rolled steel making up 62% of the sales mix compared to 27% for the year ended June 30, 2005.

Sales Breakdown by Major Customer.

Customers	2006 ($)	% to sales	2005 ($)	% to sales

Jiangsu Kaiteer Industrial Stove Co. Ltd	5,212,171	15	14,880,488	28
Shanghai Ruixuefeng Metals Co. Ltd	4,634,521	13	4,251,568	8
Shanghai Yiyi Industrial Co. Ltd	4,305,918	12	9,034582	17
Ningbo Eco and Tech Shuntong Trading Co. Ltd	2,042,191	6	-*	-*
Shanghai Bayou Industrial Co. Ltd	1,555,204	4	-*	-*
BaoSteel Trading Co. Ltd	-*	-*	6,048,153	11
Shanghai Bayou Industrial Co. Ltd	-*	-*	2,579,680	5
Hangzhou Xinri Steel Materials Co. Ltd	-*	-*	3,888,720	7
Huangshi Dongshan Steel Industry Co. Ltd	-*	-*	3,143,596	6
Jiashan Zhongwei Co. Ltd	-*	-*	3,076,274	6
	17,750,005	50	46,903,061	88
Others	17,131,136	50	6,241,541	12
Total	34,881,141	100	53,144,602	100
* Not major customers for the relevant years

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 50% for the year ended June 30, 2006 compared to 88% for the year ended June 30, 2005. The customer mix was fairly consistent from year to year, but major customers such as BaoSteel Trading Co. Ltd and Hangzhou Xinri Steel Materials Co. Ltd. decreased purchases for the year ended June 30, 2006. This was likely the result of the Company’s shift in product mix to higher margin precision steel products during the year.

Cost of Sales

Cost of goods decreased by $20,669,916, or 45%, to $24,892,154 for the year ended June 30, 2006, from $45,562,070 in 2005. The decrease is due in part to a 34% decrease in sales combined with a 23% per ton average decrease in raw materials costs. Average unit cost of raw materials decreased by $58 per ton or 10% year-on-year to $508 per ton for the year ended June 30, 2006, compared to $566 per ton for 2005.

Expenses

Selling Expenses. Selling expenses increased by $35,628, or 41%, to $122,220 for the year ended June 30, 2006, compared to $86,592 for the year ended June 30, 2005. The increase was due to increases in wages of $13,609, welfare expenses of $4,891, traveling expense of $12,078 and other costs of $5,050.

Administrative Expenses. Administrative expenses decreased by $38,407, or 7%, to $505,764 for the year ended June 30, 2006, compared to $544,171 for the year ended June 30, 2005. The decrease was due to increases in legal and professional expenses of $163,286 offset by decreases in directors’ remuneration of $199,546.

Finance Costs. For the years ended June 30, 2006 and 2005, PSHL incurred $1,021,607 and $508,313 respectively, in interest and financing costs associated with debt. Interest cost of $749,914 incurred during the year ended June 30, 2006 were capitalized as part of the construction-in-progress leaving $271,693 in interest expense. This increase was due primarily to increased borrowings to finance the construction in progress and plant and machinery, specifically for the purpose of increasing production capacity.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt.

Current assets. Current assets increased significantly by $18,184,879 or 78.5% year-on-year to $41,338,994 as of June 30, 2007 from $23,154,115 as of June 30, 2006 principally as a result of increases in cash and equivalents by $5,317,907 or 2,844% year-on-year, inventory by $9,439,794 or 150% year-on-year and net advances to suppliers by $8,561,159 or 273% year-on-year. We also raised gross proceeds of $22,354,995 in February of 2007 through the private sale of our common stock.

Current liabilities. Current liabilities decreased by $4,481,754 or 14.6% year-on-year to $26,256,157 as of June 30, 2007 from $30,737,911 as of June 30, 2006. The decrease was due to decreases in advances from customers, tax payables and amounts due to directors and was mitigated by increases in accounts payable, other payables, short-term loans and provision for taxation.

As of June 30, 2007, we had $9,842,520 in short term bank debt. We expect to refinance such debt during the current year, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures.   During the year ended June 30, 2007, we invested $22,245,494 in property, production plants and equipment, which included additions to buildings of $8,606,050 and plants and machinery of $13,639,444. In addition, the Group obtained a land use right with respect to its facilities at No. 123 Lao Dong Road, Jia Ding District, Xuhang Town, Shanghai through the acquisition of all the registered equity in Tuorong at an acquisition cost of $2,119,981 on April 9, 2007. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

During the current year, we expect to make additional investments in a new hydrogen annealing furnace and a new 1700mm cold roll mill at our facilities in Jia Ding. We estimate that these investments could total up to $18 million. We intend to fund these investments through a combination of funds from operations, working capital, bank debt and the sale of debt and/or equity securities. The actual combination of sources of funds will be dependant upon market conditions at the time of implementation.

OFF-BALANCE SHEET ARRANGEMENTS

For the year ended June 30, 2007, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Contractual obligations:
Long-Term Debt Obligations	$	$19,407,916	$8,254,000	$—	$—
Construction Commitments		4,414,714	—	—	—
	$	$23,822,630	$8,254,000	$—	$—

Bank Debt

Bank and other loans increased by $950,383 or 4.2% year-on-year to $22,884,409 as of June 30, 2007 from $21,934,026 as of June 30, 2006. The increase was attributable to the inception of other loans and additional draw-downs of long-term bank loans.

Short-term bank loans

Short-term loans increased by $958,721 or 5% year-on-year to $19,213,708 as of June 30, 2007 from $18,254,987 as of June 30, 2006.

Other loans decreased by $20,152 year-on-year to $9,842,520 as of June 30, 2007 from $9,862,672 as of June 30, 2006 solely due to a loan of $2,767,192 (RMB 21,086,000) extended by DaLong Medical & Technology (Shenzhen) Co., Limited.

Hai Sheng Chen, an officer and director of the Company, provided an unsecured loan to Chengtong in 2003 with a maximum drawdown of $656,168 (RMB 5,000,000) for business development purposes. The loan is interest free and has no fixed terms of repayment. No further drawdown on this loan was made during the year, and as of June 30, 2007, $408,620 (RMB 3,357,000) remained outstanding.

Long-term bank loans

Long-term bank loans increased by $970,805 or 12% year-on-year to $13,042,159 as of June 30, 2007 compared to $12,070,354 as of June 30, 2006.

Land Use Rights

Tuorong has agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 20-acre parcel for a lease term of 50 years at a cost of $472,441. Additionally, Chengtong has agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 27.4-acre parcel for a lease period of 50 years at a cost of $497,795. In connection with the aforementioned land use rights, Tuorong entered into a Compensation Agreement with the Shanghai Municipal Housing, Land and Resource Management Bureau to pay an aggregate amount of $831,680.

Inflation

We believe that inflation has not had a material effect on our results of operations. We generally manufacture our products to match orders from our customers. Due to the specialized nature of our products, we are able to purchase raw materials based upon customer orders. This operating model allows us to effectively pass along fluctuations in the price of raw materials to our customers. For commonly used raw materials, we purchase larger quantities when we believe prices are likely to increase in the short term in order to minimize the impact of any such price increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Functional Currency and Translating Financial Statements -- The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

•
Advances to Suppliers and from Customers - As is common practice in China, Chengtong will often make advance payments to its suppliers for materials, or receive advance payments from its customers. In some cases, the same party may be both a supplier to, and customer of, Chengtong. In such cases, Chengtong may make an advance to a third party as supplier and receive an advance from the same party as a customer. Chengtong’s practice is to offset such amounts against each other. We have established an allowance for doubtful accounts as a reserve against advances made to suppliers to the extent that the related goods are not received within ninety (90) days of the advance.

•	Other Policies - Other accounting policies used by the Company are set forth in the notes accompanying our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of SAB No. 108 had no impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to several types of market risk: changes in foreign currency exchange rates, interest rates and commodity prices. We neither hold nor issue financial instruments for trading purposes nor do we make use of derivative instruments to hedge the risks discussed below.

The following sections provide quantitative information on our exposure to market risks. Our use of sensitivity analyses are inherently limited in estimating actual losses in fair value that can occur from changes in market conditions.

Foreign Currency Exchange Rates

The Group collects revenues from operations principally in the Chinese Renminbi. Except for limited exports to Thailand and the Philippines, all of our local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when Chengtong’s results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of June 29, 2007 the exchange rate was 7.62 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At June 30, 2007, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $7.5 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $.75 million at June 30, 2007.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At June 30, 2007, the Group’s total bank debt outstanding was $24,010,963, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At June 30, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $23 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $.1 million at June 30, 2007.

Commodity Prices

The steel coils and other raw materials used by Chengtong, require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal - as well as large amounts of energy to produce. Additionally, Chengtong also uses large amounts of energy in its operations. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

The Group has no open derivative commodity instruments as of June 30, 2007 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Changes in Shareholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc.and Subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Companies Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Precision Steel, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended June 30, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
October 11, 2007

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30,	June 30,
	2007	2006
Assets
Current assets
Cash and equivalents	$5,504,862	$186,955
Accounts receivable
Trade, net of allowances of $273,461 and $138,837
at June 30, 2007 and 2006, respectively	8,242,044	13,399,003
Other	85,708	69,913
Inventory	15,723,704	6,283,910
Deposits	82,758	75,575
Advances to suppliers, net of allowance of $3,502,184 and
$0 at June 30,	11,699,918	3,138,759
Total current assets	41,338,994	23,154,115
Property and equipment
Land use rights	1,124,583	-
Property and equipment, net	29,238,227	8,664,417
Construction-in-progress	10,355,763	13,752,954
	40,718,573	22,417,371
Goodwill	99,999	-
Total assets	$82,157,566	$45,571,486

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$4,855,932	$1,801,466
Advances from customers	1,720,812	1,859,773
Other taxes payables	816,553	862,914
Current income taxes payable	1,892,866	-
Deferred income taxes payable	1,064,028	1,535,204
Amounts due to directors	408,620	5,896,943
Current portion of long-term debt	6,163,445	8,918,939
Notes payable	9,842,520	9,862,672

Total current liabilities	26,764,776	30,737,911

Long-term debt, net of current portion shown above	6,878,714	3,152,415
Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at June 30, 2007 and 2006
Ordinary stock: $0.001 par value, 62,000,000 shares
authorized, 37,378,143 and 24,283,725 issued and
outstanding June 30, 2007 and 2006	37,378	24,284
Additional paid-in capital	31,867,063	1,375,716
Accumulated other comprehensive income	2,192,160	745,583
Retained earnings	17,008,238	9,535,577
Total stockholders' equity	51,104,839	11,681,160
Amounts due from directors	(2,590,763)	-
Total liabilities and stockholders' equity	$82,157,566	$45,571,486

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30. 2007, 2006 and 2005

	2007	2006	2005

Revenues
Sales revenues	$53,960,243	$34,881,141	$53,144,601
Cost of goods sold	38,925,987	24,892,154	45,562,070

Gross profit	15,034,256	9,988,987	7,582,531

Operating expenses
Selling expenses	245,695	122,220	86,592
Administrative expenses	1,863,994	505,764	544,171
Provision for bad debts	3,775,645	-	-
Depreciation and amortization expense	44,375	40,005	142,127

Total operating expenses	5,929,709	667,989	772,890

Income from continuing operations	9,104,547	9,320,998	6,809,641

Other income (expense)
Other revenues	103,388	-	12,077
Other expenses	(1,362)	-	-
Interest and finance costs	(312,222)	(271,693)	(455,277)

Total other income (expense)	(210,196)	(271,693)	(443,200)

Net income from continuing operations
before income tax	8,894,351	9,049,305	6,366,441

Provision for (benefit from) income tax
Current	1,892,866	-	-
Deferred	(471,176)	1,535,204	-

Total income tax expense	1,421,690	1,535,204	-

Net income before discontinued operations	7,472,661	7,514,101	6,366,441

Net income from discontinued operations	831,448	900,469	(340,586)

Net income	$8,304,109	$8,414,570	$6,025,855

Basic earnings per share
From continuing operations	$0.26	$0.31	$0.26
From discontinued operations	$0.03	$0.04	$(0.01)
Total	$0.29	$0.35	$0.25

Basic weighted average shares outstanding	28,438,313	24,283,725	24,283,725

Diluted earnings per share
From continuing operations	$0.26	$0.31	$0.26
From discontinued operations	$0.03	$0.04	$(0.01)
Total	$0.29	$0.35	$0.25

Diluted weighted average shares outstanding	28,759,553	24,283,725	24,283,725

The Components of comprehensive income:
Net income	$8,304,109	$8,414,570	$6,025,855
Foreign currency translation adjustment	1,446,577	745,583	-

Comprehensive income	$9,750,686	$9,160,153	$6,025,855

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2007, 2006 and 2005

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2004	50,000	50,000	950,000	-	(3,904,855)	(2,904,855)

Effects of recapitalization	24,233,725	(25,716)	425,716	-	(400,000)	-
Net income for the year	-	-	-	-	6,025,855	6,025,855
Less discontinued operations
sold to former shareholder	-	-	-	-	300,476	300,476
Balance at June 30, 2005	24,283,725	24,284	1,375,716	-	2,021,476	3,421,476

Foreign currency translation
adjustment	-	-	-	745,583	-	745,583
Net income for the year	-	-	-	-	8,414,570	8,414,570
Less discontinued operations
sold to former shareholder	-	-	-	-	(900,469)	(900,469)

Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contribution from
waiver of dividend	-	-	3,953,794			3,953,794
Foreign currency translation
adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operations
sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	$37,378	$31,867,063	$2,192,160	$17,008,238	$51,104,839

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from operating activities
Net Income	$8,304,109	$8,414,570	$6,025,855
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	1,527,211	823,862	507,710
Less income from discontinued operations - Oralabs, Inc	(831,448)	(900,469)	340,586
Provision for doubtful accounts	3,775,645	-	-
Warrants issued for consulting	447,993	-	-
Net changes in assets and liabilities:
Accounts receivable, net	5,523,369	(6,790,827)	(5,808,987)
Inventories	(9,133,893)	(4,018,854)	5,931
Advances to suppliers	(10,677,692)	(1,440,047)	(185,323)
Deposits	(3,504)	(75,575)	-
Accounts payable and accrued expenses	2,966,771	435,337	655,076
Advances from customers	(229,495)	1,296,647	(2,000,883)
Deferred income taxes	(471,176)	1,135,204	-
Current income taxes	1,892,866	-	-
Taxes payable	(188,367)	670,313	312,300

Net cash provided by operating activities	2,902,389	(449,839)	(147,735)

Cash flows from investing activities
Purchase of goodwill	(99,999)	-	-
Purchases of fixed assets including construction in progress	(9,896,145)	(10,049,870)	(4,833,001)

Net cash (used in) investing activities	(9,996,144)	(10,049,870)	(4,833,001)

Cash flows from financing activities
Advances to Directors, net	(7,610,426)	(1,763,994)	(320,041)
Notes payable proceeds	10,040,633	13,245,762	14,318,444
Repayments of notes payable	(10,157,728)	(4,251,719)	(6,122,131)
Proceeds from sale of common stock	19,326,878	-	-

Net cash provided by financing activities	11,599,357	7,230,049	7,876,272

Effect of exchange rate	812,305	323,289	-

Net increase (decrease) in cash	5,317,907	(2,946,371)	2,895,536

Cash and cash equivalents, beginning of year	186,955	3,133,326	237,790

Cash and cash equivalents, end of year	$5,504,862	$186,955	$3,133,326

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years ended June 30, 2007, 2006 and 2005

	2007	2006	2005

Supplemental disclosure of cash flow information

Interest paid	$312,222	$395,134	$202,955

Taxes paid	$-	$-	$-

Issuance of 2,798,191 shares of stock for syndication fees	$8,394,573	$-	$-

Issuance of 100,000 warrants for services	$447,993	$-	$-

Issuance of 1,216,667 warrants for syndication fees	$2,770,349	$-	$-

Contribution of director's loans to additional paid in capital	$3,953,794	$-	$-

Shareholder loans for contributed construction costs	$8,840,990	$-	$-

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.

•	Notes to the Consolidated Financial Statements

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company”) under its former name, Oralabs Holding Corp., issued 25,363,002 shares of its common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited, a British Virgin Islands Business Company (“PSHL”) pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of Oralabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to Oralabs, Inc in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spin off of Oralabs, Inc. and the supplement payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior Oralabs, Inc operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spin off of Oralabs, Inc was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid in capital to the extent of the additional cash received which was also $558,797. See Note 15 of Notes to Condensed Consolidated Financial Statements.

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2006 and 2005. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Co., Limited (“Tourong”), and Blessford International Limited (“Blessford”).

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip, Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities utilized by Chengtong. On April 10, 2007, PSHL purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. We intend to hold Blessford International Limited as a shell subsidiary that may be used in the future to facilitate optimization the tax structure of the Group’s activities.

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

As used herein, the “Group” refers to the Company, PSHL and Chengtong, Tuorong and Blessford on a consolidated basis.

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

2.     Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see paragraph “Foreign Currency” below).

The accompanying financial statements differ from the financial statements used for statutory purposes in PRC in that they reflect certain adjustments, recorded on the entities’ books, which are appropriate to present the financial position, results of operations and cash flows in accordance with US GAAP. The principal adjustments are related to revenue recognition, foreign currency translation, deferred taxation, consolidation, and depreciation and valuation of property and equipment and intangible assets.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheet for cash and cash equivalents approximate their fair value.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At June 30, 2007 and 2006, the Company had $273,461 and $138,837 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $3,502,184 and $0 at June 30, 2007 and 2006 respectively.

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

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended June 30, 2007 and 2006 .

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2007, 2006. and 2005, the Company capitalized $826,101, $749,914 and $0, respectively, of interest to construction-in-progress.

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

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27%. The Group is currently enjoying a 50% reduction in the statutory rates due to the classification of Chengtong as a “Wholly Foreign Owned Enterprise”. This reduced rate applies to the fiscal years ended June 30, 2007, 2008, and 2009. Subsequent to June 30, 2009, Chengtong will be subject to enterprise income taxes at the prevailing statutory rates. The Enterprise Income Tax Law was passed on March 16, 2007, and becomes effective on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% will be applicable to enterprises in China. Entities subject to a “tax holiday” prior to January 1, 2008, are expected to be able to retain the benefits of the reduced rates for the remaining term.

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

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the state. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

For the years ended June 30, 2007, 2006 and 2005 the Company’s pension cost charged to the statements of operations under the plan amounted to $149,179, $54,285 and $27,729, respectively, all of which have been paid to the State Pension Fund.

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

Recent Accounting Pronouncements -

The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potentialimpact on our financial statements upon adoption.

In June 2006, the FASB issued FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes—an Interpretation of FASBStatement No. 109("FIN 48"). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109,Accounting forIncome Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognizedin the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 iseffective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results ofoperations or cash flows.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses howcompanies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally acceptedaccounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fairvalue measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management isassessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measuredas the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statementof financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes inthe funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit planand the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assetsand benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending afterDecember 15, 2008. SFAS No. 158 has no current applicability to the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresseshow the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approachresults in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material,companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of eachindividual error being corrected in the cumulative adjustment. Complying with the requirements of SAB No. 108 had no impact on the Company'sfinancial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"("SFAS No. 159"), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments andcertain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differentlywithout having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlieradoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

4.  Concentrations of Business and Credit Risk

Chengtong provides credit in the normal course of business. Chengtong performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $8,242,044 and $13,399,003 as of June 30, 2007 and 2006, respectively.

Chengtong’s list of customers whose purchases exceeded 10% of total sales during the years June 30, 2007, 2006, and 2005 were as follows:

Customers	2007	% to sales	2006	% to sales	2005	% to sales
Shanghai Ruixuefeng Metals Co., Limited	12,192,219	23	4,634,521	13	--	--
Shanghai Changshuo Steel Company, Ltd	5,428,110	10	--	--	--	--
Shanghai Yiyi Industrial Limited	--	--	4,305,918	12	--	--
Jiangsu Kaiteer Industrial Stove Limited	--	--	5,212,171	15	--	--
BaoSteel Trading Co. Ltd	--	--	-	-	6,048,153	11

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended June 30, 2007.

4. Concentrations of Business and Credit Risk (Continued)

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2007 AND 2006

	2007	2006

Cash and cash equivalents	$2,034,403	$400,000
Investment in subsidiary, reported on equity method	20,765,197	11,681,160
Advances to subsidiary	28,748,626	-

Total assets	$51,548,226	$12,081,160

Current liabilities:
Accounts payable	$1,505	$-
Taxes payable	-	400,000
Refund due to Ora Labs, Inc	441,377	-

Total current liabilities	443,387	400,000

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized;
37,378,143 and 24,283,725 shares issued and outstanding
at June 30, 2007 and 2006, respectively	37,378	24,284
Additional paid-in capital	31,867,063	1,375,716
Retained earnings	19,200,398	10,281,160

Total stockholders' equity	51,104,839	11,681,160

Total liabilities and stockholders' equity	$51,548,226	$12,081,160

4. Concentrations of Business and Credit Risk (Continued)

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

SALES	$--	$--

OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	883,316	--

Income from operations	(883,316)	--

OTHER INCOME (EXPENSE):
Interest income	103,388
Equity in earnings of unconsolidated subsidiary	9,084,037	7,514,101

INCOME BEFORE INCOME TAXES	8,304,109	7,514,101

(PROVISION FOR) BENEFIT FROM
INCOME TAXES	--	--

NET INCOME	$8,304,109	$7,514,101

4. Concentrations of Business and Credit Risk (Continued)

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,304,109	$7,514,101
Adjustments to reconcile net income to operating activities -
Warrants issued for consulting	447,993
Less: Equity in earnings of unconsolidated subsidiary	(9,034,087)	(7,514,101)
Net changes in assets and liabilities
Due to Oralabs	441,377
Accounts Payable	1,505	--

Net cash (used in) operating activities	160,897	--

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	19,328,878	--
Advances to subsidiary	(17,455,372)	--
Net cash provided by financing activities	1,873,506	--

Effect of exchange rate change on cash and cash equivalents	--	--

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,034,403	--

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	--	--

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,034,403	$--

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$--	$--
Income taxes paid	$--	$--
Issuance of 2,798,191 shares of stock for syndication fees	$8,394,573	$--
Issuance of 100,000 warrants for services	$447,993	$--
Issuance of 1,216,667 warrants for syndication fees	$2,770,349	$--
Contribution of directors advance to additional paid in capital	$3,953,794	$--

China Precision Steel, Inc.
Notes to Condensed Parent Company Only Financial Statements

Note 1 - These condensed parent company only financial statements should be read in connection with the Company’s consolidated financial statements and notes thereto.

5.    Inventories

As of June 30, 2007 and June 30, 2006 inventory consisted of the following:

	June 30, 2007	June 30, 2006
Raw materials	$13,026,530	$3,688,773
Work in progress	--	573,465
Finished goods	2,697,174	2,021,672
	$15,723,704	$6,283,910

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2007	June 30, 2006
Plant and machinery	$21,087,245	$7,526,395
Buildings	11,361,207	2,755,157
Motor vehicles	283,534	239,219
Office equipment	85,560	51,281
	32,817,546	10,572,052
Less: Accumulated depreciation	(3,579,319)	(1,907,635)
	$29,238,227	$8,664,417

As of June 30, 2007, property, plant and equipment at a net book value of $29,041,518, along with all construction-in-progress, had been pledged as securities on loans with combined outstanding balances of $22,884,679.

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2007, 2006 and 2005, depreciation totaling $1,482,836, $783,857 and $408,918, respectively, was included as a component of cost of goods sold.

7.  Construction-In-Progress

As of June 30, 2007 and 2006, construction-in-progress consisted of the following:

	June 30, 2007	June 30, 2006
Construction costs of plant and machinery	$10,355,763	$7,059,943
Construction on factory building (Phase 2)	--	6,693,011
	$10,355,763	$13,752,954

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue. As of June 30, 2007 and 2006, there were advances from customers of $1,720,812 and $1,859,773, respectively.

9.    Transactions with Related Parties

Amounts due to (from) directors as of June 30, 2007 and 2006 are as follows:

Name	June 30, 2007	June 30, 2006
Li Wo Hing	$(2,590,763)	$5,464,907
Chen Hai Sheng	408,620	432,036
	$(2,182,143)	$5,896,943

Amounts due are unsecured, non-interest bearing and have no fixed repayment terms.

Li Wo Hing, a director and the President of the Company, executed an agreement with the Company and certain other parties, dated as of February 13, 2007, as amended (the “Debt Conversion Agreement”), such that, upon the occurrence of the transfer to Chengtong of Tuorong, he contributed $3,953,794 as additional paid in capital to the Company and agreed to convert current debt outstanding and payable to him of $6,775,776 into shares of the Company's common stock at a price of $3.36 per share. This transaction was completed on May 19, 2007. When Chengtong acquired Tuorong, Tuorong had a preexisting receivable from Wo Hing Li, and the Group offset remaining amounts owed to Wo Hing Li against this receivable.

10.  Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2007	June 30, 2006
Bank loan dated September 22, 2005, due December 31, 2007 with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$9,842,520	$4,119,850
Bank loan dated December 14, 2004, rolled over October 21, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439
Bank loan dated December 14, 2004, rolled over November 11, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,248,439
Bank loan dated December 12, 2005, due in one year with a interest rate of 5.58%, guaranteed by a related company	-	1,747,815
Bank loan dated May 19, 2006, due in one year with a interest rate of 5.85%, guaranteed by a related company	-	1,498,129
	$9,842,520	$9,862,672

12.  Long-Term Debts - Secured

	June 30, 2007	June 30, 2006
Long-term debts:
Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$6,163,445	$7,973,215
Bank loan dated September 22, 2005, due August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	6,878,714	4,098,139
Total long-term debt	13,042,159	12,071,354
Less: Current portion of long-term debts	6,163,445	8,918,939
Long-term debts	$6,878,714	$3,152,415

Maturities on long-term debt for each of the next five years and thereafter are as follows:

2008	$6,163,445
2009	6,878,714
2010	--
2011	--
2012	--

$13,042,159

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

The tax holiday resulted in tax savings as follows:

	Years ended June 30,
	2007	2006	2005
Tax savings	$1,191,743	$1,221,656	1,718,939

Benefit per share
Basic	$.04	$.05	$.07
Diluted	$.04	$.05	$.07

As explained above, there were not significant deferred tax assets or liabilities as of June 30, 2005. Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2007 and 2006 are as follows:

Deferred tax assets:	June 30, 2007	June 30, 2006

Book depreciation in excess of tax depreciation	$43,460	$25,753

Deferred tax liability

Timing differences resulting form cash basis reporting for tax purposes	(1,107,488)	(1,560,957)

Net deferred income tax (liability)	$(1,064,028)	$(1,535,204)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Year Ended June 30,
	2007	2006	2005
Computed tax at the federal statutory rate of 34%	$3,024,079	$3,076,764		$2,164,590
Less adjustment to EIT statutory rate of 27%	(622,604)	(633,452)		(445,651)

Benefit of tax holiday	(979,785)	(908,108)		1,718,939

Income tax expense per books	$1,421,690	$1,535,204	$

14.  Stock Exchange Agreement

On March 31, 2006, the Company entered into a Stock Exchange Agreement (the “Agreement”) under which all of the issued and outstanding shares of PSHL would be acquired by it in consideration for the issuance to the owner of PSHL and his designees (the “PSHL Shareholder”) of common stock representing a 94% ownership interest in the Company (the “Share Exchange")

On December 27, 2006, the Company held its annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, shareholders owning a majority of the issued and outstanding shares of the Company approved:

·	the Share Exchange;

·	the Redemption (as defined below);

·	a 2006 Directors Option Plan and the and the issuance to non-employee directors of 300,000 shares of the Company’s common stock;

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

Pursuant to the Agreement the Company entered into a Redemption Agreement, dated December 28, 2006 (the “Redemption Agreement”), with its President, Gary H. Schlatter, individually (“Schlatter”), whereby the Company redeemed (the “Redemption”) 3,629,350 shares of its outstanding common stock owned by Schlatter in exchange for all of the issued and outstanding shares of OraLabs, Inc., the Company’s wholly owned subsidiary. OraLabs, Inc. purchased 100,000 shares of the Company’s common stock and paid certain amounts in cash to the Company to satisfy a tax indemnity obligation of OraLabs, Inc. in connection with the Redemption.

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

15.  Shanghai Tuorong Precision Strip Co., Ltd. Purchase

On April 9, 2007, approval was received from the Shanghai Business and Commercial Administration Authority, Jiading Districut Board, to transfer all of the share capital of Shanghai Tuorong Precision Strip Co., Ltd. to Chengtong. The total purchase price was $2,119,981 and was allocated as follows:

Current assets	$247,385
Land use rights	1,124,583
Inter-company accounts receivable	1,385,450
Liabilities assumed	(637,437)

$2,119,981

16.  Blessford International, Limited

On April 10, 2007, the Company purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. The purchase price was allocated $1 to cash and $99,000 to goodwill.

17.  Equity

On February 22, 2007, the Company issued 7,451,665 shares of its common stock for $3.00 per share in a Private Placement in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder, and in reliance on similar exemptions under the applicable state securities laws, to certain institutional accredited and other investors.  The net proceeds to the Company from the private placement were $18,905,653. The Company also issued 100,000 shares to the U.S. placement agent in the Private Placement as partial compensation. In addition, each of the U.S. and International placement agents received an amount in cash equal to 5% of the gross proceeds

On February 22, 2007, the Company issued 827,963 shares to certain existing shareholders pursuant to pre-existing anti-dilution rights triggered by the Private Placement in reliance upon exemptions from the registration requirements of the Act provided by Section 4(2) of the Act and Regulation D and Regulation S thereunder and in reliance upon exemptions from applicable state securities laws. The shareholders receiving these additional shares acquired their original shares along with the anti-dilution rights for services rendered in connection with the private placement and were treated as offering costs for financial reporting purposes.

On May 18, 2007 the Company issued 2,016,600 shares for conversion of debt to Wo Hing Li, the Company’s Chairman and Chief Executive Officer, of $6,775,776.

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

Information with respect to stock warrants outstanding are as follows:

Exercise Price	Outstanding June 30, 2006	Granted	Expired or Exercised	Outstanding June 30, 2007	Expiration Date
$3.00	-0-	1,300,059	-0-	1,300,059	02/22/2011
$3.60	-0-	100,000	-0-	100,000	02/22/2010

The Company has entered into an agreement with a financial advisor to act as the exclusive financial advisor with respect to certain of  in the Company’s private placement offerings. The agreement call for cash fees equal to (10% of) of the gross proceeds of the first $25 million and eight percent (8%) of the gross proceeds of the other $25 million thereafter received from the sale of securities. In respect of any capital raised in excess of $50 million or following the consummation of the offering of $50 million contemplated, the Company would pay in cash a fee equal to nine percent (9%) of the gross proceeds after the first $50 million has been raised.

After the closing of any applicable offering, the Company will issue to the advisor warrants to purchase shares equivalent to eight and one half percent (8.5%) of the securities issued at the closing share price in the Offering. The Warrants will be exercisable into the same class of common stock as issued as part of the Offering, have a strike price equal to 100% of the Company’s common stock on the closing date of the Offering and have a term of 3 years. In the event that warrants are issued as part of the offering, the terms and conditions of the Warrants shall be the same as investor warrants.

Pursuant to the terms of this agreement and in connection with the private placement offering of February 22, 2007 the advisor was paid 10% of the proceeds of and 1,300,059 shares of common stock was issued. These fees were treated as syndication costs and charged against additional paid-in capital.

18.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended June 30, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and warrants to purchase 100,000 shares at an exercise price of $3.60.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2007:
Net income	$8,304,109
Less Net income from discontinued operations	$(831,448)
Basic EPS income available to common shareholders	$7,472,661	28,438,313	$0.26
Effect of dilutive securities:
Warrants	--	321,240
Diluted EPS income available to common shareholders	$1,396,217	28,759,553	$0.26

For the year ended June 30, 2006:
Net income	$8,414,570
Less net income from discontinued operations	$(900,469)
Basic EPS income available to common shareholders	$7,514,101	24,283,725	$0.31
Effect of dilutive securities:
Warrants	--	--
Diluted EPS income available to common shareholders	$7,514,101	24,283,725	$0.31

For the year ended June 30, 2005:
Net income	$6,025,855
Add net loss from discontinued operations	$340,586
Basic EPS income available to common shareholders	$6,366,441	24,283,725	$0.26
Effect of dilutive securities:
Warrants	--	--
Diluted EPS income available to common shareholders	$6,366,441	24,283,725	$0.26

19.  Discontinued Operations

The operations of Oralabs Inc prior to December 28, 2006 are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock as described further in Note 14 of Notes to Consolidated Financial Statements, above. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations for the years ended June 30, 2007, 2006 and 2005 is as follows:

	Years ended:
	June 30,	June 30,	June 30,
	2007	2006	2005

Revenues	$9,404,000	$16,380,000	$12,464,000
Income before tax	831,000	972,000	(462,000)
Income taxes	192,000	538,000	(135,000)
Income from discontinued operations	$639,000	$434,000	$(597,000)

As of June 30, 2007, there were no assets or liabilities associated with OraLabs, Inc.

20.  Commitments

As of June 30, 2007, the Company had $4,414,714, in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

However, management also concluded that, although no significant deficiencies or material weaknesses were found, additional controls and procedures were required to improve the recordkeeping systems at Chengtong to ensure timely and effective reporting of information. In addition, management also concluded that additional financial personnel were required, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States.

To address these concerns, we intend to engage a consultant to evaluate our internal controls and procedures and to assist us in making improvements to the quality of our controls, policies and procedures. In addition, we have initiated a search for a senior financial executive with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.

We do not consider that the deficiencies and weaknesses that we have identified jeopardize the quality of our financial statements for the period under review or for prior periods.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period under review that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report by our registered public accounting firm due to a transition period established by the rules of the SEC.

ITEM 9B. OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than October 28, 2007 (120 days after June 30, 2007).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than October 28, 2007 (120 days after June 30, 2007).

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than October 28, 2007 (120 days after June 30, 2007).

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than October 28, 2007 (120 days after June 30, 2007).

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2007 annual meeting of stockholders, which will be filed no later than October 28, 2007 (120 days after June 30, 2007).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit List:

(1) Financial Statements and Schedules: See “Index to Consolidated Financial Statements” at Item 8 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

(2) The list below sets out the exhibits required by Item 601 of Regulation S-K to be filed as a part of this Form 10-K. The Exhibit Index following the signature page to this Annual Report on Form 10-K identifies those documents which are exhibits filed herewith or incorporated by reference.

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, dated March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006, dated February 13, 2007, Exhibit 3.1)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.1)

EXHIBIT NO.	DESCRIPTION

10.2	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.2)

10.3	2006 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.3)

10.4	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to the Company’s Definitive Proxy Statement, dated November 27, 2006, Annex 3)

10.5
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.4)

10.6
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Steel Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.5)

10.7	Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated October 14, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.6)

10.8
Amendment No. 1 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated December 28, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.7)

10.9
Amendment No. 2 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated May 10, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.8)

10.10
Amendment No. 3 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG,  dated July 26, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.9)

10.11
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

EXHIBIT NO.	DESCRIPTION

10.12
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Co., Ltd. (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.2)

10.13
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.4)

10.14
Form of Stock Purchase Agreement, by and among the Company and the Investors, dated February 16, 2007 (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.1)

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

21	Subsidiaries of the Registrant

22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, Exhibit 99.1)

23.1	Consent of Murrell Hall McIntosh & Co. LLP.

31.1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

By:  /s/ Wo Hing Li

Name: Wo Hing Li
Title:   Chief Executive Officer
Date:   October 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	October 12, 2007
Wo Hing Li

Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	October 12, 2007
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	October 12, 2007
Hai Sheng Chen

/s/ Che Kin Lui	Director	October 12, 2007
Che Kin Lui

/s/ David Peter Wong	Director	October 12, 2007
David Peter Wong

/s/ Tung Kuen Tsui	Director	October 12, 2007
Tung Kuen Tsui

EXHIBIT INDEX (A)
for the fiscal year ended June 30, 2007

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, dated March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006, dated February 13, 2007, Exhibit 3.1)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.1)

10.2	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.2)

10.3	2006 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.3)

10.4	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to the Company’s Definitive Proxy Statement, dated November 27, 2006, Annex 3)

10.5
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.4)

10.6
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Steel Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.5)

10.7	Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated October 14, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.6)

10.8
Amendment No. 1 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated December 28, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.7)

10.9
Amendment No. 2 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated May 10, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.8)

10.10
Amendment No. 3 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG,  dated July 26, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.9)

10.11
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.12
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Co., Ltd. (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.2)

10.13
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.4)

10.14
Form of Stock Purchase Agreement, by and among the Company and the Investors, dated February 16, 2007 (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.1)

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

21	Subsidiaries of the Registrant

22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, Exhibit 99.1)

23.1	Consent of Murrell Hall McIntosh & Co. LLP.

31.1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.