Form 10-K/A
period 2007-06-30
China Precision Steel, Inc.
filed 2007-10-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

As of June 30, 2007, we had an annual production capacity of approximately 115,000 metric tons.  We have been increasing our production capacity for cold-rolled precision steel as demand in China outpaces domestic supply. We began production with our second cold-rolled mill, which has a production design capacity of 150,000 metric tons, in October 2006, and we plan to commence construction of our third mill in 2008, which has an equivalent design capacity. Each mill takes approximately three to four years to reach full operating capacity. As of June 30,2007, the second mill was operating at 30% capacity and is expected to reach 50% capacity by the end of calendar year 2007.

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

	Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share amounts)

Statement of Operations Data
Sales revenues	$53,960	$34,881	$53,145	17,417	2,282
Cost of goods sold	38,926	24,892	45,562	16,410	2,229
Gross profit	15,034	9,989	7,583	1,007	53
Income(loss) from continuing operations	7,473	7,514	6,366	199	(255)
Net income (loss) from discontinued operations	831	900	(341)	(369)	517
Net income (loss)	$8,304	$8,415	$6,026	(170)	262
Income(loss) per share from continuing operations
Basic	$0.26	$0.31	$0.26	$0.01	$(0.01)
Diluted	$0.26	$0.31	$0.26	$0.01	$(0.01)
Income(loss) per share from discontinued operations
Basic	$0.03	$0.04	$(0.01)	$(0.02)	$0.02
Diluted	$0.03	$0.04	$(0.01)	$(0.02)	$0.02
Net income(loss)
Basic	$0.29	$0.35	$0.25	$(0.01)	$0.01
Diluted	$0.29	$0.35	$0.25	$(0.01)	$0.01
Shares used in per share calculation
Basic	28,438,313	24,283,725	24,283,725	24,283,725	24,283,725
Diluted	28,759,553	24,283,725	24,283,725	24,283,725	24,283,725

Balance Sheet Data (at period end)
Current assets	$41,339	$23,154	$13,028	$7,468	$3,392
Total assets	$82,158	$45,571	$25,489	$12,371	$6,619
Working Capital	$14,574	$(7,584)	$(1,326)	$(4,020)	$(95)
Long-term debt	$6,878	$3,152	$7,713	$-	$2,415
Total Stockholder’s equity	$51,104	$11,681	$3,421	$883	$614

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

Gross Profit

Gross profits in absolute terms increased by $5,045,269 or 50.5% year-on-year to $15,034,256 for the year ended June 30, 2007 from $9,988,987 for the year ended June 30, 2006, while gross profit margin decreased to 27.9% for the year ended June 30, 2007 from 28.6% for the year ended June 30, 2006. The increase in gross profits is mainly attributable to a 56.4% year-on-year increase in sales revenues in relation to a 58.7% year-on-year increase in cost of sales. The decrease in gross profit margin principally resulted from a change in sales mix over the year ended June 30, 2007, which produced increased sales of lower margin low-carbon steel products, and an increase in the cost of sales.

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

The average unit selling price per ton generated decreased to $814 per ton for the year ended June 30, 2007 compared to the corresponding period in 2006 of $827, representing a decrease of $13 or 1.6% year-on-year. This decrease was due to an increase in sales volume of low-carbon cold-rolled steel when we changed our sales mix. Sales of low-carbon cold-rolled steel products have increased by 14,526 metric tons or 64% year-on-year to 37,066 metric tons for the year ended June 30, 2007 compared to 22,540 metric tons for the year ended June 30, 2006. This product accounted for $22,081,636 or 41% of the total sales mix for the year ended June 30, 2007 compared to $11,482,265 or 33% of the sales mix for the year ended June 30, 2006.

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

Cost of sales increased by $14,033,833 or 56% year-on-year to $38,925,987 for the year ended June 30, 2007 from $24,892,154 for the year ended June 30, 2006. Cost of sales represented 72% of sales revenues for the year ended June 30, 2007 compared to 71% for the year ended June 30, 2006. Average cost per ton sold decreased by $11 or 2% year-on-year to $581 per ton for the year ended June 30, 2007 from $590 per ton for the year ended June 30, 2006. Meanwhile, the average selling price per ton decreased by $46 per ton or 5% year-on-year to $801 per ton for the year ended June 30, 2007 from $847 per ton for the year ended June 30, 2006.

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

Sales revenues decreased by $18,263,460 or 34.4% year-on-year to $34,881,141 for the year ended June 30, 2006 from $53,144,601 for the year ended June 30, 2005. We believe that the decrease in sales was attributable to our shifting our focus to high precision steel products, which have a longer production time during that period. We also suspended production of low-carbon pickled steel and produced much less lower margin, low-carbon cold rolled steel during that period.

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

Current liabilities. Current liabilities decreased by $3,973,173 or 12.9% year-on-year to $26,764,776 as of June 30, 2007 from $30,737,911 as of June 30, 2006. The decrease was due to decreases in advances from customers, tax payables and amounts due to directors and was mitigated by increases in accounts payable, other payables, short-term loans and provision for taxation.

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

Consolidated Statement of Changes in Shareholders’ Equity

Consolidated Statement of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2006 and 2005. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Co., Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 iseffective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of SAB No. 108 had no impact on the Company's financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

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

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China; therefore in accordance with Rule 504/4.08(e)(3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended June 30, 2007.

4. Concentrations of Business and Credit Risk (Continued)

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2007 AND 2006

	2007	2006

Cash and cash equivalents	$2,034,403	$400,000
Investment in subsidiary, reported on equity method	20,765,197	11,681,160
Advances to subsidiary	28,748,121	-

Total assets	$51,547,721	$12,081,160

Current liabilities:
Accounts payable	$1,505	$-
Taxes payable	-	400,000
Refund due to Oralabs, Inc.	441,377	-

Total current liabilities	442,882	400,000

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized;
37,378,143 and 24,283,725 shares issued and outstanding
at June 30, 2007 and 2006, respectively	37,378	24,284
Additional paid-in capital	31,867,063	1,375,716
Retained earnings	19,200,398	10,281,160

Total stockholders' equity	51,104,839	11,681,160

Total liabilities and stockholders' equity	$51,547,721	$12,081,160

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

9.    Transactions with Related Parties

Amounts due to (from) directors as of June 30, 2007 and 2006 are as follows:

Name	June 30, 2007	June 30, 2006
Wo Hing Li	$(2,590,763)	$5,464,907
Hai Sheng Chen	408,620	432,036
	$(2,182,143)	$5,896,943

Amounts due are unsecured, non-interest bearing and have no fixed repayment terms.

Wo Hing Li, a director and the President of the Company, executed an agreement with the Company and certain other parties, dated as of February 13, 2007, as amended (the “Debt Conversion Agreement”), such that, upon the occurrence of the transfer to Chengtong of Tuorong, he contributed $3,953,794 as additional paid in capital to the Company and agreed to convert current debt outstanding and payable to him of $6,775,776 into shares of the Company's common stock at a price of $3.36 per share. This transaction was completed on May 19, 2007. When Chengtong acquired Tuorong, Tuorong had a preexisting receivable from Wo Hing Li, and the Group offset remaining amounts owed to Wo Hing Li against this receivable.

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

11.  Long-Term Debts - Secured

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

12.  Income Tax

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

13.  Stock Exchange Agreement

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

14.  Shanghai Tuorong Precision Strip Co., Ltd. Purchase

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

$2,119,981

15.  Blessford International, Limited

On April 10, 2007, the Company purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. The purchase price was allocated $1 to cash and $99,999 to goodwill.

16.  Equity

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

The Company has entered into an agreement with a financial advisor to act as the exclusive financial advisor with respect to certain of  the Company’s private placement offerings. The agreement calls for cash fees equal to (10% of) of the gross proceeds of the first $25 million and eight percent (8%) of the gross proceeds of the other $25 million thereafter received from the sale of securities. In respect of any capital raised in excess of $50 million or following the consummation of the offering of $50 million contemplated, the Company would pay in cash a fee equal to nine percent (9%) of the gross proceeds after the first $50 million has been raised.

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

Pursuant to the terms of this agreement and in connection with the private placement offering of February 22, 2007 the advisor was paid 10% of the proceeds of and 1,300,059 shares of common stock were issued. These fees were treated as syndication costs and charged against additional paid-in capital.

17.  Earnings Per Share

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

18.  Discontinued Operations

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

19.  Commitments

As of June 30, 2007, the Company had $4,414,714, in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

20. Subsequent events

Pursuant to Section 5.1 of the Stock Purchase Agreement, dated February 16, 2007, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ending June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. As the Company’s net income as set forth in these audited financial statements was less than US$10.4 million, the Company is required to issue the 2,000,000 shares of Common Stock to such investors.

In conjunction with the Company’s final audit of the Tuorong acquisition, certain post-closing adjustments were required. In light of such adjustments and consistent with the purposes and intentions of the Debt Reduction Agreement, dated February 13, 2007, as amended February 20, 2007, it was determined that 771,060 shares of the Company’s Common Stock issued to directors pursuant to such Agreement would be required to be cancelled in order to eliminate the $2,590,763 reflected on the June 30, 2007 audited financial statements as amounts due from directors.

The net effect of these transactions on earnings per share had they been retroactively applied to these audited financial statements would have been a reduction in basic and diluted earnings per share of $(0.01).

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

22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, dated February 13, 2007, Exhibit 99.1)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

By:  /s/ Wo Hing Li

Name: Wo Hing Li
Title:   Chief Executive Officer
Date:   October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	October 15, 2007
Wo Hing Li

Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	October 15, 2007
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	October 15, 2007
Hai Sheng Chen

/s/ Che Kin Lui	Director	October 15, 2007
Che Kin Lui

/s/ David Peter Wong	Director	October 15, 2007
David Peter Wong

/s/ Tung Kuen Tsui	Director	October 15, 2007
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

22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, dated February 13, 2007, Exhibit 99.1)

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