Form 10-K/A
period 2007-06-30
China Precision Steel, Inc.
filed 2007-10-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

+1-852-2543-8223
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

Explanatory Note

The purpose of this amendment is to update the Report of Independent Registered Public Accounting Firm and to correct certain typographical errors. No other items are amended hereby.

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

/s/Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
October 11, 2007
(October 15, 2007 as to subsequent events disclosed in Note 20)

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

These transactions were treated for financial reporting purposes as a recapitalization, with prior Oralabs, Inc. operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spin off of Oralabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid in capital to the extent of the additional cash received which was also $558,797. See Note 13 of Notes to Condensed Consolidated Financial Statements.

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

18.  Discontinued Operations

The operations of Oralabs Inc prior to December 28, 2006 are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock as described further in Note 13 of Notes to Consolidated Financial Statements, above. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

By:  /s/ Wo Hing Li

Name: Wo Hing Li
Title:   Chief Executive Officer
Date:   October 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	October 16, 2007
Wo Hing Li

Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	October 16, 2007
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	October 16, 2007
Hai Sheng Chen

/s/ Che Kin Lui	Director	October 16, 2007
Che Kin Lui

/s/ David Peter Wong	Director	October 16, 2007
David Peter Wong

/s/ Tung Kuen Tsui	Director	October 16, 2007
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