Form 10-K/A
period 2007-06-30
China Precision Steel, Inc.
filed 2007-10-26
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 3)
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

Gross Profit

Gross profits in absolute terms increased by $5,045,269 or 50.5% year-on-year to $15,034,256 for the year ended June 30, 2007 from $9,988,987 for the year ended June 30, 2006, while gross profit margin decreased to 27.9% for the year ended June 30, 2007 from 28.6% for the year ended June 30, 2006. The increase in gross profits is mainly attributable to a 54.7% year-on-year increase in sales revenues in relation to a 56.4% year-on-year increase in cost of sales. The decrease in gross profit margin principally resulted from a change in sales mix over the year ended June 30, 2007, which produced increased sales of lower margin low-carbon steel products, and an increase in the cost of sales.

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

Sales by Product Line. A break-down of our sales by product line for the years ended June 30, 2007 and 2006 is as follows:

	2007			2006
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Year-on-year Qty. Variance

Low carbon cold-rolled	37,066	22,072,438	41	22,540	11,482,265	33	14,526
Low carbon acid wash	14	5,732	-	-	-	-	14
Low carbon hard rolled	1,149	782,835	1	3,238	1,652,638	5	(2,089)
High-carbon cold-rolled	5,287	5,529,717	10	6,531	15,347,852	44	(1,244)
High-carbon hot-rolled	11,918	9,176,414	17	9,851	6,398,386	18	2,067
High end cold-rolled	865	14,618,831	27	-	-	-	865
Sales of Scrap Metal		851,742	2	-	-	-
Subcontracting income	10,722	922,534	2	-	-	-	10,722
Total	67,021	53,960,243	100%	42,160	34,881,141	100	24,861

The break-down of sales among our product lines changed significantly over the year ended June 30, 2007. High-carbon cold-rolled steel products only accounted for 10% of the current sales mix at an average selling price of $1,046 per ton for the year ended June 30, 2007 compared to 44% of the sales mix at an average selling price per ton of $2,350 for the year ended June 30, 2006. The lower priced low-carbon cold-rolled steel products accounted for 41% of the current sales mix at an average selling price of $595 per ton for the year ended June 30, 2007 compared to $11,482,265 or 33% of the sales mix at an average selling price per ton of $510 for the year ended June 30, 2006. A new product line, high end cold-rolled steel, which was not sold during the year ended June 30, 2006, accounted for $14,618,831 or 27% of the current sales mix at an average selling price of $16,900 per ton for the year ended June 30, 2007.

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

Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	595	509	86	17%
Low-carbon acid wash	409	-	409	100%
Low-carbon hard rolled	681	510	171	33%
High-carbon cold-rolled	1,046	2,350	(1,304)	(55%)
High-carbon hot-rolled	770	650	120	19%
High-end cold-rolled	16,900	-	16,900	100%
Subcontracting income	86	-	86	100%

The average unit selling price per ton generated increased to $927 per ton for the year ended June 30, 2007 compared to the corresponding period in 2006 of $827, representing a increase of $100 or 12% year-on-year. This increase was due to an increase in sales volume of low-carbon cold-rolled steel when we changed our sales mix. Sales of low-carbon cold-rolled steel products have increased by 14,526 metric tons or 64% year-on-year to 37,066 metric tons for the year ended June 30, 2007 compared to 22,540 metric tons for the year ended June 30, 2006. This product accounted for $22,072,438 or 41% of the total sales mix for the year ended June 30, 2007 compared to $11,482,265 or 33% of the sales mix for the year ended June 30, 2006.

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

Sales revenues from existing domestic (China) customers increased by $14,418,132 or 41% year-on-year to $49,299,273 for the year ended June 30, 2007 from $34,881,141 for the year ended June 30, 2006. Sales volume increased by 17,703 metric tons or 42% year-on-year to 59,863 metric tons for the year ended June 30, 2007 compared to 42,160 metric tons for the year ended June 30, 2006.

Although the Company had sales in 19 major cities/provinces in China, the Company continues to rely on four major cities and/or provinces (Shanghai, Zhejiang, Beijing and Jiangsu) for most of its sales volume. Customers in those jurisdictions represented 75% of total sales revenues for the year ended June 30, 2007 compared to 83% for the year ended June 30, 2006. Sales from each of these four jurisdictions averaged $10,098,584 with an average sales volume of 12,496 metric tons for the year ended June 30, 2007 compared to average sales revenues of $7,391,005 and average volume of 8,507 metric tons for the year ended June 30, 2006.

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

Cost of Sales

	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	33,809,809	21,333,644	12,476,165	58
- Direct labor	635,885	415,852	220,033	53
- Factory overhead	4,480,293	3,142,658	1,337,635	43
	38,925,987	24,892,154	14,033,833	56

Cost per units sold
Total units sold	67,021	42,160	24,861	59
Average cost per unit sold	581	590	(9)	(2)

Cost of sales increased by $14,033,833 or 56% year-on-year to $38,925,987 for the year ended June 30, 2007 from $24,892,154 for the year ended June 30, 2006. Cost of sales represented 72% of sales revenues for the year ended June 30, 2007 compared to 71% for the year ended June 30, 2006. Average cost per ton sold decreased by $9 or 2% year-on-year to $581 per ton for the year ended June 30, 2007 from $590 per ton for the year ended June 30, 2006. Meanwhile, the average selling price per ton decreased by $46 per ton or 5% year-on-year to $801 per ton for the year ended June 30, 2007 from $847 per ton for the year ended June 30, 2006.

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

Management believes that the increase in cost of sales is represented by the combined effect of:

•
significant increases in sales of low-carbon cold-rolled steel to 37,066 metric tons (compared to 22,540 metric tons for the year ended June 30, 2006) was generated at an average selling price of $595 per ton (compared to $509 for the year ended June 30, 2006) for the year ended June 30, 2007;

•
sales of 11,918 metric tons of high-carbon hot-rolled steel (compared to 9,851 metric tons for the year ended June 30, 2006) generated at an average selling price of $770 per ton (compared to $650 per ton for the year ended June 30, 2006) for the year ended June 30, 2007; and

•	sales of 865 metric tons of high end cold-rolled steel at (compared to none for the year ended June 30, 2006) generated at an average selling price of $16,900 per ton for the year ended June 30, 2007.

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

Finance Costs. Net finance cost increased 15% year-on-year as a result of increases in total interest expense by $312,222 for 2007 compared to $271,693 for 2006.

Fiscal Year 2006 versus Fiscal Year 2005

Net income before tax increased by $2,682,864 or 42.1% year-on-year to $9,049,305 for the year ended June 30, 2006 from $6,366,441 for the year ended June 30, 2005. The increase in net income was attributable to increased margins as a result of a shift in focus to higher-margin high carbon cold rolled steel products during the year ended June 30, 2006.

Gross Profit

Gross profits in absolute terms increased by $2,406,456 or 31.7% year-on-year to $9,988,987 for the year ended June 30, 2006 from $7,582,531 for the year ended June 30, 2005, while gross profit margin increased to 29% for the year ended June 30, 2006 from 14.3% for the year ended June 30, 2005. The increase in gross profits notwithstanding a decrease in sales was mainly attributable to the increase in gross profit margin. During the year, the Company was able to sell a greater quantity of higher-margin products.

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

Sales by Product Line.

Our sales mix also changed significantly during fiscal year 2006. Low carbon hard rolled steel products were 5% of the current sales mix at an average selling price of $510 per ton for the year ended June 30, 2006, compared to 45% for the prior year. As the company began to specialize in production of higher gross profit margin products which require more time and precision to produce, we significantly decreased sales of low carbon cold rolled steel products by 32,407 tons, or 91%, to 3,238 tons for the year ended June 30, 2006, compared to 35,645 tons for the year ended June 30, 2005. This also resulted in lower production capacities as measured in tons of production. However, the average selling price per ton increased by an average of $128 per ton, or 18%, to $847 per ton for the year ended June 30, 2006, compared to $719 per ton for the year ended June 30, 2005. This increase in average price mitigated the decrease in sales volume arising from changes to the sales/production mix with concentration on high carbon cold-rolled steel and high carbon hot-rolled steel making up 62% of the sales mix compared to 27% for the year ended June 30, 2005.

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

Cost of Sales

Cost of goods decreased by $20,669,916, or 45%, to $24,892,154 for the year ended June 30, 2006, from $45,562,070 in 2005. The decrease is due in part to a 34% decrease in sales combined with a 10% per ton average decrease in raw materials costs. Average unit cost of raw materials decreased by $58 per ton or 10% year-on-year to $508 per ton for the year ended June 30, 2006, compared to $566 per ton for 2005.

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

Bank Debt

Bank and other loans increased by $950,653 or 4.3% year-on-year to $22,884,679 as of June 30, 2007 from $21,934,026 as of June 30, 2006. The increase was attributable to the inception of other loans and additional draw-downs of long-term bank loans.

Short-term bank loans

The current portion of long-term debt decreased by $2,755,494 or 31% from $8,918,939 at June 30, 2006 to $6,163,445 at June 30, 2007.

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

Long-term bank loans

Long-term bank loans increased by $970,805 or 8% year-on-year to $13,042,159 as of June 30, 2007 compared to $12,071,354 as of June 30, 2006.

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

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At June 30, 2007, the Group’s total bank debt outstanding was $22,884,679, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

By:  /s/ Wo Hing Li

Name: Wo Hing Li
Title:   Chief Executive Officer
Date:   October 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 3 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	October 26, 2007
Wo Hing Li

Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	October 26, 2007
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	October 26, 2007
Hai Sheng Chen

/s/ Che Kin Lui	Director	October 26, 2007
Che Kin Lui

/s/ David Peter Wong	Director	October 26, 2007
David Peter Wong

/s/ Tung Kuen Tsui	Director	October 26, 2007
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