Form 10-Q
period 2007-09-30
China Precision Steel, Inc.
filed 2007-11-19
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 000-23039

CHINA PRECISION STEEL, INC.

(Exact name of registrant as specified in charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

8th Floor, Teda Building, 87 Wing Lok Street, Sheungwan

Hong Kong, The People’s Republic of China

(Address of principal executive offices)

+852-2543-8223

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 6, 2007, there were 45,896,288 shares of the Company’s common stock outstanding.

China Precision Steel, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended September 30, 2007

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and June 30, 2007 (audited)

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the three months ended September 30, 2007 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Item 1. Financial Statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2007	2007

Assets

Current assets
Cash and equivalents	$6,049,792.00	$5,504,862
Accounts receivable
Trade, net of allowances of $908,008 and $273,461 at September 30, and June 30, 2007, respectively	14,103,862	8,242,044
Bank acceptance notes	14,862,667
Other	19,362	85,708
Inventory	7,827,785	15,723,704
Deposits	—	82,758
Prepaid expenses	14,702	—
Advances to suppliers, net of allowance of $2,305,637 and $3,502,184 at September 30, and June 30, 2007, respectively	11,521,415	11,699,918

Total current assets	54,399,585	41,338,994

Property and equipment
Land use rights	1,475,342	1,124,583
Property and equipment, net	29,290,837	29,238,227
Construction-in-progress	10,846,113	10,355,763

	41,612,292	40,718,573

Goodwill	99,999	99,999

Total assets	$96,111,876	$82,157,566

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$3,537,985.00	$4,855,932
Advances from customers	8,286,100	1,720,812
Other taxes payables	2,054,814	816,553
Current income taxes payable	2,197,655	1,892,866
Deferred income taxes payable	1,791,265	1,064,028
Amounts due to directors	845,523	408,620
Current portion of long-term debt	—	6,163,445
Notes payable	16,490,833	9,842,520

Total current liabilities	35,204,175	26,764,776

Long-term debt, net of current portion shown above	6,008,889	6,878,714

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30, and June 30, 2007 Ordinary stock: $0.001 par value, 62,000,000 shares authorized, 37,378,143 issued and outstanding September 30, and June 30, 2007	37,378	37,378
Additional paid-in capital	31,867,063	31,867,063
Accumulated other comprehensive income	3,085,407	2,192,160
Retained earnings	19,908,964	17,008,238

Total stockholders’ equity	54,898,812	51,104,839

Amounts due from directors	—	(2,590,763)

Total liabilities and stockholders’ equity	$96,111,876	$82,157,566

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended September 30. 2007 and 2006

(Unaudited)

	2007	2006

Revenues
Sales revenues	$25,312,698	$10,503,348
Cost of goods sold	20,245,135	6,800,098

Gross profit	5,067,563	3,703,250

Operating expenses
Selling expenses	100,705	39,697
Administrative expenses	486,377	186,188
Provision for bad debts	625,998	—
Depreciation and amortization expense	13,632	10,417

Total operating expenses	1,226,712	236,302

Income from continuing operations	3,840,851	3,466,948

Other income (expense)
Other revenues	9,155	—
Interest and finance costs	(442,141)	(203,339)

Total other income (expense)	(432,986)	(203,339)

Net income from continuing operations before income tax	3,407,865	3,263,609

Provision for (benefit from) income tax
Current	(182,977)	929,370
Deferred	690,116	(475,009)

Total income tax expense	507,139	454,361

Net income before discontinued operations	2,900,726	2,809,248

Net income from discontinued operations	—	155,072

Net income	$2,900,726	$2,964,320

Basic earnings per share
From continuing operations	$0.08	$0.11
From discontinued operations	$—	$0.01
Total	$0.08	$0.12

Basic weighted average shares outstanding	37,378,143	24,283,725

Diluted earnings per share
From continuing operations	$0.08	$0.11
From discontinued operations	$—	$0.01
Total	$0.08	$0.12

Diluted weighted average shares outstanding	38,397,325	24,283,725

The Components of comprehensive income:
Net income	$2,900,726	$2,964,320
Foreign currency translation adjustment	893,247	745,583

Comprehensive income	$3,793,973	$3,709,903

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Cash flows from operating activities
Net Income	$2,900,726	$2,964,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	493,613	260,892
Less income from discontinued operations - OraLabs, Inc	—	(155,072)
Provision for doubtful accounts	625,998	—
Net changes in assets and liabilities:
Accounts receivable, net	(21,208,354)	981,606
Inventories	8,039,005	(8,236,768)
Advances to suppliers	284,972	(4,506,824)
Deposits	82,758	(196,233)
Prepayments	(14,702)	—
Accounts payable and accrued expenses	(1,362,136)	10,805,570
Advances from customers	6,549,629	2,976,867
Deferred income taxes	690,166	(475,009)
Current income taxes	(182,977)	929,370
Taxes payable	1,826,668	139,996

Net cash (used in) provided by operating activities	(1,274,634)	5,488,715

Cash flows from investing activities
Purchases of fixed assets including construction in progress	(1,016,793)	(5,230,112)

Net cash (used in) investing activities	(1,016,793)	(5,230,112)

Cash flows from financing activities
Advances from directors, net	2,946,615	(3,894,566)
Notes payable proceeds	16,490,833	4,233,252
Repayments of notes payable	(17,084,041)	—

Net cash provided by financing activities	2,353,407	338,686

Effect of exchange rate	482,950	97,772

Net increase in cash	544,530	695,061

Cash and cash equivalents, beginning of year	5,504,862	186,955

Cash and cash equivalents, end of year	$6,049,392	$882,016

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended June 30, 2007 and the Three Months Ended September 30, 2007

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	—	—	22,354,994
Syndication fees	—	—	(3,028,116)	—	—	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	—	—	—
Anti-dilution rights stock	827,962	828	(828)	—	—	—
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	—	—	447,993	—	—	447,993
Capital contribution from waiver of dividend	—	—	3,953,794			3,953,794
Foreign currency translation adjustment	—	—	—	1,446,577	—	1,446,577
Net income	—	—	—	—	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	—	—	—	—	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Foreign currency translation adjustment				893,247		893,247
Net income					2,900,726	2,900,726

Balance at September 30, 2007	37,378,143	$37,378	$31,867,063	$3,085,407	$19,908,964	$54,898,812

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company” or “we”) under its former name, Oralabs Holding Corp., issued 25,363,002 shares of its common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited, a British Virgin Islands Business Company (“PSHL”) pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of Oralabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to Oralabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spin off of OraLabs, Inc. and the supplement payment received. The Company then changed its name to China Precision Steel, Inc.

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

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip, Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities utilized by Chengtong. On April 10, 2007, PSHL purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. We intend to hold Blessford International Limited as a shell subsidiary that may be used in the future to facilitate optimization of the tax structure of the Group’s activities.

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

2.     Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended June 30, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Precision Steel, Inc. and subsidiaries as of September 30, 2007 and June 30, 2007 and the results of their operations for the three months ended September 30, 2007 and 2006, and cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At September 30, 2007 and June 30, 2006, the Company had $908,008 and $273,461 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,305,637 and $3,502,184 at September 30, 2007 and June 30, 2007 respectively.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2007 and 2006, the Company capitalized $0 and $192,767, respectively, of interest to construction-in-progress.

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

Foreign Currencies - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

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

For the three months ended September 30, 2007 and 2006 the Company’s pension cost charged to the statements of operations under the plan amounted to $60,599 and $34,698, respectively, all of which have been paid to the State Pension Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30, 2007 and June 30, 2007 because of the relatively short-term maturity of these instruments.

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

Reclassifications - Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements -

The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

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

Chengtong’s list of customers whose purchases exceeded 10% of total sales during the three months ended September 30, 2007 and 2006 were as follows:

Customers	September 30, 2007	% to sales	September 30, 2006	% to sales
Shanghai Ruixuefeng Metals Co., Limited	—	—	3,888,986	37
Shanghai Changshuo Steel Company, Ltd	8,648,752	34	—	—
Shanghi Shengdejia Metal Products Limited	3,288,926	13	—	—
Hangzhou Relian Company Limited	—	—	1,285,775	12
Sinosteel Company Limited	—	—	1,082,329	10

5.    Inventories

As of September 30, 2007 and June 30, 2007 inventory consisted of the following:

	September 30, 2007	June 30, 2007
Raw materials	$5,735,871	$13,026,530
Work in progress	724,962	—
Finished goods	1,366,952	2,697,174
	$7,827,785	$15,723,704

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2007	June 30, 2007
Plant and machinery	$21,473,439	$21,087,245
Buildings	11,542,987	11,361,207
Motor vehicles	316,445	283,534
Office equipment	89,444	85,560
	33,422,315	32,817,546
Less: Accumulated depreciation	(4,131,478)	(3,579,319)
	$29,290,837	$29,238,227

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2007 and 2006, depreciation totaling $477,980 and $250,475, respectively, was included as a component of cost of goods sold.

7.  Construction-In-Progress

As of September 30, 2007 and June 30, 2007, construction-in-progress consisted of the following:

	September 30, 2007	June 30, 2007
Construction costs of plant and machinery	$10,846,113	$10,355,763
	$10,846,113	$10,355,763

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent year are carried forward as deferred revenue. As of September 30, 2007 and June 30, 2007, there were advances from customers of $8,286,100 and $1,720,812, respectively.

9.    Transactions with Related Parties

Amounts due to (from) directors as of September 30, 2007 and June 30, 2007 are as follows:

Name	September 30, 2007	June 30, 2007
Wo Hing Li	$434,365	$(2,590,763)
Hai Sheng Chen	411,158	408,620
	$845,523	$(2,182,143)

Amounts due are unsecured, non-interest bearing and have no fixed repayment terms.

Wo Hing Li, a director and the President of the Company, executed an agreement with the Company and certain other parties, dated as of February 13, 2007, as amended (the “Debt Conversion Agreement”), such that, upon the occurrence of the transfer to Chengtong of Tuorong, he contributed $3,953,794 as additional paid in capital to the Company and agreed to convert current debt outstanding and payable to him of $6,775,776 into shares of the Company’s common stock at a price of $3.36 per share. This transaction was completed on May 19, 2007. When Chengtong acquired Tuorong, Tuorong had a preexisting receivable from Wo Hing Li, and the Group offset remaining amounts owed to Wo Hing Li against this receivable.

10.  Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2007	June 30, 2007
Bank loan dated September 22, 2005, due December 31, 2007 with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$9,842,520

Bank loan dated August 1, 2007, due in one year with a interest rate of SIBOR plus 3%	5,344,166	—

Bank loan dated August 1, 2007, due in one year with a interest rate of 13% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery	2,666,667	—

Bank loan dated July 26, 2007, due in one year with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery	8,480,000	—

	$16,490,833	$9,842,520

11.  Long-Term Debts - Secured

	September 30, 2007	June 30, 2007
Long-term debts:

Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$6,163,445

Bank loan dated September 22, 2005, due August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	6,008,889	6,878,714

Total long-term debt	6,008,889	13,042,159
Less: Current portion of long-term debts	—	6,163,445

Long-term debts	$6,008,889	$6,878,714

Maturities on long-term debt for each of the next five years and thereafter are as follows:

2008	$—
2009	6,008,889
2010	—
2011	—
2012	—
2013 and after	—
$6,008,889

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

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2007	2006
Tax savings	$545,720	$454,361

Benefit per share
Basic	$.01	$.02
Diluted	$.01	$.02

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2007 and June 30, 2007 are as follows:

Deferred tax assets:	September 30, 2007	June 30, 2007

Book depreciation in excess of tax depreciation	$43,460	$39,918

Deferred tax liability

Timing differences resulting form cash basis reporting for tax purposes	(1,834,725)	(1,103,946)

Net deferred income tax (liability)	$(1,791,265)	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended September 30,
	2007	2006
Computed tax at the federal statutory rate of 34%	$1,158,674	$1,109,627
Less adjustment to EIT statutory rate of 27%	(238,550)	(228,453)
Tax effect of US losses not deductible in PRC	132,735	27,548
Benefit of tax holiday	(545,720)	(454,361)

Income tax expense per books	$507,139	$454,361

13.  Blessford International, Limited

On April 10, 2007, the Company purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. The purchase price was allocated $1 to cash and $99,999 to goodwill.

14.  Equity

In connection with the Private Placement, on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement.

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company’s investor relations consultants valued at $447,993.

Information with respect to stock warrants outstanding are as follows:

Exercise Price	Outstanding June 30, 2007	Granted	Expired or Exercised	Outstanding September 30, 2007	Expiration Date
$3.00	1,300,059	-0-	-0-	1,300,059	02/22/2011
$3.60	100,000	-0-	-0-	100,000	02/22/2010

The Company entered into an agreement with a financial advisor to act as the exclusive financial advisor with respect to certain of  the Company’s private placement offerings. The agreement called for cash fees equal to (10% of) of the gross proceeds of the first $25 million and eight percent (8%) of the gross proceeds of the other $25 million thereafter received from the sale of securities. In respect of any capital raised in excess of $50 million or following the consummation of the offering of $50 million contemplated, the Company would pay in cash a fee equal to nine percent (9%) of the gross proceeds after the first $50 million has been raised.

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

15.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended September 30, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and warrants to purchase 100,000 shares at an exercise price of $3.60.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2007:
Net income	$2,900,726
Less Net income from discontinued operations	$-0-
Basic EPS income available to common shareholders	$2,900,726	37,378,143	$0.08
Effect of dilutive securities:
Warrants	—	1,019,182
Diluted EPS income available to common shareholders	$2,900,726	38,397,325	$0.08

For the three months ended September 30, 2006:
Net income	$2,964,320
Less net income from discontinued operations	$(155,072)
Basic EPS income available to common shareholders	$2,809,248	24,283,725	$0.11
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$2,809,248	24,283,725	$0.11

16.  Discontinued Operations

The operations of Oralabs Inc prior to December 28, 2006 are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations for the three months ended September 30, 2007, and 2006 is as follows:

	Three months ended:
	September 30,	September 30,
	2007	2006

Revenues	$-0-	$4,386,000
Income before tax	-0-	244,000
Income taxes	-0-	89,000
Income from discontinued operations	$-0-	$155,000

As of September 30, 2007, there were no assets or liabilities associated with OraLabs, Inc.

17.  Commitments

As of September 30, 2007, the Company had $4,270,236, in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

18. Subsequent events

Pursuant to Section 5.1 of the Stock Purchase Agreement, dated February 16, 2007, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ending June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors.  Such issuance was effected on October 15, 2007.

In conjunction with the Company’s final audit of the Tuorong acquisition, certain post-closing adjustments were required. In light of such adjustments and consistent with the purposes and intentions of the Debt Reduction Agreement, dated February 13, 2007, as amended February 20, 2007, it was determined that 771,060 shares of the Company’s Common Stock issued to directors pursuant to such Agreement would be required to be cancelled in order to eliminate the $2,590,763 reflected on the June 30, 2007 audited financial statements as amounts due from directors.  Such cancellation was effected on November 8, 2007.

The net effect of these transactions on earnings per share had they been retroactively applied to these audited financial statements would have been a reduction in basic and diluted earnings per share of $(0.01).

On November 1, 2007, the Company entered into a Subscription Agreement (the “Agreement”) with the buyers named therein (the “Investors” and each individually as an “Investor”) pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its common stock (“Common Stock”) at a price of $6.75 per share (the “Purchase Price”) and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”).  The Warrants have an exercise price of $8.45 per share.  The Warrants may not be exercised prior to May 6, 2008.  The Securities (including the shares issuable upon exercise of the Warrants) are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3.  In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

On October 31, 2007, in connection with the Agreement, the Company entered into a Placement Agency Agreement (the “Placement Agreement”) with Roth Capital Partners, LLC, (“Roth Capital”) pursuant to which Roth Capital agreed to act as placement agent for the Company in connection with the Offering.

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering.  The Company intends to use the net proceeds for repayment of certain existing bank debt in the amount of approximately $22 million, capital expenditures related to the completion of the second reverse rolling mill and annealing furnace and construction of the third reverse rolling mill and related capital expenditures in the amount of approximately $18 million, and the balance for general corporate purposes.

On the Closing Date, pursuant to the Placement Agreement and in connection with the completion of the Offering, Roth Capital received an amount in cash equal to 7.0% of the gross proceeds of the Offering and warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock.  Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and are not exercisable prior to May 6, 2008.  Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue.

On November 12, 20007, at the Annual Meeting of the Company’s shareholders, the Company’s shareholders approved the reincorporation of the Company in the state of Delaware.  The reincorporation was effected on November 16, 2007 through a merger with and into the Company’s wholly-owned subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at September 30, 2007 (unaudited) and June 30, 2007, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three month periods ended September 30, 2007 and 2006.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. and our subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•               Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the three months ended September 30, 2007 and are important in understanding the results of operations and financial condition or disclose known trends.

•               Results of Operations - This section provides an analysis of our results of operations for the three months ended September 30, 2007. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•               Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the three months ended September 30, 2007. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Net income before tax increased by $144,256, or 4.4%, period-on-period to $3,407,865 for the three months ended September 30, 2007 from $3,263,609 for the three months ended September 30, 2006 and gross profit increased by $1,364,313, or 36.8%, period-on-period.

Gross Profit

Gross profits in absolute terms increased by $1,364,313, or 36.8%, period-on-period to $5,067,563 for the three months ended September 30, 2007 from $3,703,250 for the three months ended September 30, 2006, while gross profit margin decreased to 20.0% for the three months ended September 30, 2007 from 35.3% for the three months ended September 30, 2006. The increase in gross profits is mainly attributable to a 140.9% period-on-period increase in sales revenues in relation to a 197.7% period-on-period increase in cost of sales. The decrease in gross profit margin principally resulted from a change in sales mix over the three months ended September 30, 2007, which produced increased sales of lower margin products in the high-carbon cold-rolled steel product line and an increase in the cost of sales due to higher depreciation costs associated with the addition of a second mill.

Sales Revenues. Sales volume increased by 18,824 metric tons, or 191%, period-on-period to 28,683 metric tons for the three months ended September 30, 2007 from 9,859 tons for the three months ended September 30, 2006.  As a result, sales revenues increased by $14,809,350, or 141%, period-on-period to $25,312,698 for the three months ended September 30, 2007 from $10,503,348 for the three months ended September 30, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand in China among users of precision steel products.

Average cost of production per ton increased to $706 for the three months ended September 30, 2007 compared to an average cost of production per ton of $690 for the three months ended September 30, 2006, representing an increase of $16 per ton, or 2.0%, period-on-period. The new 1400 mm cold-roll mill became operational at the beginning of October 2006, and it will likely take two to three years for the mill to reach its maximum production capacity.

Sales by Product Line. A break-down of our sales by product line for the three months ended September 30, 2007 and 2006 is as follows:

	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	14,321	8,455,500	34	6,182	3,668,242	35	8,139
Low carbon hard rolled	2,387	1,531,850	6	—	—	—	2,387
High-carbon cold-rolled	8,936	13,637,161	54	1,208	4,840,658	47	7,728
High-carbon hot-rolled	1,897	1,355,408	5	2,378	1,809,410	17	(481)
Sales of Scrap Metal		258,774	1	—	155,182	1
Subcontracting income	1,142	73,945	—	91	29,856	—	1,051
Total	28,683	25,312,698	100%	9,859	10,503,348	100	18,824

There were various changes in the break-down of sales among our product lines over the three months ended September 30, 2007 as we are now operating an additional mill and are in the process of developing new markets. High-carbon hot-rolled steel products only accounted for 6% of the current sales mix at an average selling price of $715 per ton for the three months ended September 30, 2007 compared to 17% of the sales mix at an average selling price per ton of $761 for the three months ended September 30, 2006. The lower priced low-carbon cold-rolled steel products accounted for 36% of the current sales mix at an average selling price of $590 per ton for the three months ended September 30, 2007 compared to $3,668,242 or 35% of the sales mix at an average selling price per ton of $593 for the three months ended September 30, 2006. Low carbon hard-rolled steel, which was not sold during the three months ended September 30, 2006, accounted for $1,531,850, or 6%, of the current sales mix at an average selling price of $689 per ton for the three months ended September 30, 2007.

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

Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	590	593	(3)	(1)%
Low-carbon hard rolled	642	—	642	100%
High-carbon cold-rolled	1,526	4,007	(2,481)	(42)%
High-carbon hot-rolled	714	761	(47)	(6)%
Subcontracting income	64	327	(263)	(80)%

The average unit selling price per ton generated decreased to $883 per ton for the three months ended September 30, 2007 compared to the corresponding period in 2006 of $1,065, representing a decrease of $183, or 17.2%, period-on-period. This decrease was due to a non-repeated order for a highly specialized type of high-carbon cold-rolled steel in the three months ended September 30, 2006 which favorably impacted average price for this product line and overall margins and an increase in sales volume of lower margin products in the high-carbon cold-rolled steel product line as we are operating an additional mill and developing new markets. Sales of high-carbon cold-rolled steel products have increased by 7,728 metric tons or 640% period-on-period to 8,936 metric tons for the three months ended September 30, 2007 compared to 1,208 metric tons for the three months ended September 30, 2006. While the volume increased of high-carbon cold-rolled steel increased, the average sales price declined $2,481, or 62%, to $1,526 in the three months ended September 30, 2007 as compared to an average selling of $4,007 in the three months ended September 30, 2006. This product accounted for $13,637,161, or 54%, of the total sales mix for the three months ended September 30, 2007 compared to $4,840,658, or 47%, of the sales mix for the three months ended September 30, 2006.

Sales Breakdown by Major Customer.

	September 30
Customers	2007 ($)		% to sales		2006 ($)		% to sales

Shanghai Changshuo Steel Company Ltd	8,648,752		34		—	*	—	*
Shanghai Shengdejia Metal Products Limited	3,288,926		13		—	*	—	*
Beijing Beimo Aircraft Material Technology Ltd Co	1,746,538		7
Hangzhou Relian Company Limited	1,393,982		6		1,285,775		12
Shangdong Province Boxing County Longhua Material Limited	1,277,358		5
Shanghai Ruixuefeng Metals Co. Ltd	—	*	—	*	3,888,986		37
China Railway Materials Shanghai Company	—	*	—	*	—	*	—	*
Sinosteel Company Limited	—	*	—	*	1,082,329		10
Shanghai BaoGang XinBao Industrial Co., Ltd	—	*	—	*	481,307		5
Shanghai Xin Zhong Da Trading Co. Limited	—	*	—	*	286,997		3
	16,355,556		65		7,025,394		67
Others	8,957,142		35		3,477,954		33
Total	25,312,698		100		10,503,348		100

* Not major customers for the relevant years

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 65% for the three months ended September 30, 2007 as compared to 67% for the three months ended September 30, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales

	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	18,487,907	5,717,139	12,770,768	223
- Direct labor	176,906	151,925	24,981	16
- Factory overhead	1,580,322	931,034	649,288	70
	20,245,135	6,800,098	13,445,037	198

Cost per units sold
Total units sold	28,683	9,859	18,824	191
Average cost per unit sold	706	690	16	2

Cost of sales increased by $13,445,037 or 198% period-on-period to $20,245,135 for the three months ended September 30, 2007 from $6,800,098 for the three months ended September 30, 2006. Cost of sales represented 80% of sales revenues for the three months ended September 30, 2007 compared to 64.7% for the three months ended September 30, 2006. Average cost per ton sold increased by $16, or 2%, period-on-period to $706 per ton for the three months ended September 30, 2007 from $690 per ton for the three months ended September 30, 2006. Meanwhile, the average selling price per ton decreased by $183 per ton, or 17.2%, period-on-period to $883 per ton for the three months ended September 30, 2007 from $1,065 per ton for the three months ended September 30, 2006.

The raw materials cost component relative to sales revenues increased to 73% for the three months ended September 30, 2007 compared to 54% for the three months ended September 30, 2006. This was attributable to increases in the average purchase price of raw materials per unit produced by $65, or 11%, period-on-period to $645 for the three months ended September 30, 2007 compared to $580 for the three months ended September 30, 2006. Management believes that increases in the purchase price of raw materials were due to the excess of demand over supply of raw materials due to significant increases in infrastructure projects in China.

Management believes that the increase in cost of sales is represented by the combined effect of:

•                  significant increases in sales of low-carbon cold-rolled steel to 14,321 metric tons (compared to 6,182 metric tons for the three months ended September 30, 2006) was generated at an average selling price of $634 per ton (compared to $593 for the three months ended September 30, 2006) for the three months ended September 30, 2007;

•                  sales of 8,936 metric tons of high-carbon cold-rolled steel (compared to 1,208 metric tons for the three months ended September 30, 2006) generated at an average selling price of $1,639 per ton (compared to $4,007 per ton for the three months ended September 30, 2006) for the three months ended September 30, 2007; and

•                  sales of 2,387 metric tons of low-carbon hard-rolled steel at (compared to none for the three months ended September 30, 2006) generated at an average selling price of $689 per ton for the three months ended September 30, 2007.

The cost of raw materials consumed increased by $12,770,768, or 223%, period-on-period to $18,487,907 for the three months ended September 30, 2007 from $5,717,139 for the three months ended September 30, 2006. This increase was mainly attributable to increases in sales volume by 18,824 metric tons, or 191%, period-on-period to 28,683 metric tons for the three months ended September 30, 2007 from 9,859 metric tons for the three months ended September 30, 2006 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced increased by $65 per ton, or 11%, period-on-period to $645 per ton for the three months ended September 30, 2007 from $580 per ton for the three months ended September 30, 2006.

Manufacturing overhead costs increased by $649,288, or 70%, period-on-period to $1,580,322 for the three months ended September 30, 2007 from $931,034 for the three months ended September 30, 2006. The increase was mainly attributable to the combined effect of an increase in depreciation by $227,505, or 91%, period-on-period to $477,980 for the three months ended September 30, 2007 from $250,475 for the three months ended September 30, 2006, an increase in utilities by $220,851, or 175%, period-on-period to $346,994 for the three months ended September 30, 2007 from $126,143 for the three months ended September 30, 2006, and an increase in consumables by $259,281, or 113%, period-on-period to $488,238 for the three months ended September 30, 2007 from $228,957 for the three months ended September 30, 2006.

Expenses

Selling Expenses. Selling expenses increased by $61,008, or 154%, period-on-period, to $100,705 for the three months ended September 30, 2007 compared to the corresponding period in 2006 of $39,697. The increase was mainly attributable to increases in transportation, which rose by 697% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, including exports, as well as an increase in the frequency of deliveries. In response to these rising costs, Chengtong has adopted a policy of requiring all new customers to provide for transportation and delivery of goods.

Administrative Expenses. Administrative expenses increased by $300,189, or 161%, period-on-period, to $486,377 for the three months ended September 30, 2007 compared to the comparable period in 2006. This increase was chiefly due to increases in the amortization of intangible assets, listing fees relating to the Company’s admission to the NASDAQ Capital Market, and salaries and wages. Increases in salaries and wages were principally due to increases in the average number of Chengtong staff.

Finance Costs. Net finance cost increased 117% period-on-period as a result of increases in total interest expense by $238,802 for 2007 compared to $203,339 for 2006.

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

Current assets. Current assets increased significantly by $13,060,591, or 32%, period-on-period to $54,399,585 as of September 30, 2007 from $41,338,994 as of June 30, 2007 principally as a result of increases in cash and equivalents by $544,930, or 10%, period-on-period, accounts receivable  by $20,658,139, or 248%, period-on-period offset by a decline in inventories of $7,895,919, or 50%, period-on-period. We also raised gross proceeds of $22,354,995 in February of 2007 through the private sale of our common stock.

Current liabilities. Current liabilities increased by $8,948,018, or 34%, period-on-period to $35,204,175 as of September 30, 2007 from $26,256,157 as of June 30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in accounts payable.

As of September 30, 2007, we had $16,490,833 in short term bank debt. We expect to refinance such debt during the current year, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures.   During the three months ended September 30, 2007, we invested $1,016,793 in property, production plants and equipment. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

For the three months ended September 30, 2007, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

	Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Contractual obligations:
Debt Obligations	$24,296,761	$17,810,101	$6,486,600	$—	$—
Construction Commitments	4,270,236	4,270,236	—	—	—
	$28,566,997	$22,080,337	$6,486,600	$—	$—

Bank Debt

Bank and other loans decreased by $384,957 or 1.7% period-on-period to $22,499,722 as of September 30, 2007 from $22,884,679 as of June 30, 2007. The decrease was attributable to the partial payoff of outstanding loans.

Short-term bank loans

The current portion of long-term debt decreased by $6,163,445, or 100%, from $6,163,445 at June 30, 2007 to none at September 30, 2007.

Hai Sheng Chen, an officer and director of the Company, provided an unsecured loan to Chengtong in 2003 with a maximum drawdown of $656,168 (RMB 5,000,000) for business development purposes. The loan is interest free and has no fixed terms of repayment. No further drawdown on this loan was made during the year, and as of September 30, 2007, $447,600 (RMB 3,357,000) remained outstanding.

Long-term bank loans

Long-term bank loans decreased by $7,033,270, or 54%, period-on-period to $6,008,889 as of September 30, 2007 compared to $13,042,159 as of June 30, 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•               Functional Currency and Translating Financial Statements — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of September 30, 2007 the exchange rate was 7.5 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At September 30, 2007, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $5.2 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.52 million at September 30, 2007.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At September 30, 2007, the Group’s total bank debt outstanding was $22,499,722, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At September 30, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $23 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at September 30, 2007.

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

Item 4.   Controls and Procedures.

(a) Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

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

To address these concerns, we have recently engaged an outside management consultant who will review the Company’s overall financial and accounting systems, with a recommendation to document and implement an accounting manual that will strengthen and improve the systems of controls, reconciliations, procedures, books and records. In addition, we have initiated a search for a senior financial executive with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.  Further resources will be added to the accounting department that is currently understaffed.

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

This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report by our registered public accounting firm due to a transition period established by the rules of the SEC.

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

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At September 30, 2007, our total bank debt outstanding was $22,499,722, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.8 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $240,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to our stockholders.

At September 30, 2007, the aggregate fair value of our financial instruments with exposure to interest rate risk was approximately $23 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at September 30, 2007.

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

We currently supply high precision steel products to 12 major customers in the Chinese domestic market. For the three months ended September 30, 2007 and 2006, sales revenues generated from the top five major customers amounted to 65% and 67% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 34% and 37% of total sales revenues, respectively. We do not enter into long-term contracts with our customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

Chengtong’s manufacturing facility is located in Shanghai, China. As of September 30, 2007, substantially all of our assets are located in China and, except for a small volume of exports, all of our sales revenues are generated in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

•                  changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,

•                  confiscatory taxation,

•                  freezes on commercial bank lending,

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

The Chinese Renminbi remained stable against the U.S. Dollar at approximately 8.28 RMB to 1.00 U.S. Dollar for several years until July 21, 2005 when the Chinese currency regime was altered, with a 2.1% revaluation versus the U.S. Dollar. This move initially valued the Renminbi at 8.11 per U.S. Dollar. The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of September 28, 2007, the exchange rate was 7.49 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

At September 30, 2007, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $5.2 million (including our non-U.S. Dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.52 million at September 30, 2007.

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

As of September 2007, 37.4% or 13,964,883 shares, of our issued and outstanding common stock was not owned by affiliates, of which 10,338,729 were unrestricted and free to trade. The market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

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

Wo Hing Li, our Chief Executive Officer, had voting power as of September 30, 2007 equal to approximately 59.2% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

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

None.

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

(a)  None.

(b)   None.

Item 6.   Exhibits

(a)   Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

2.1	Certificate of Ownership and Merger

2.2	Agreement and Plan of Merger

3.1	Certificate of Incorporation

3.2	Bylaws

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

23	Consent of Murrell, Hall, McIntosh & Co. PLLP

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date: November 19, 2007	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

2.1	Certificate of Ownership and Merger

2.2	Agreement and Plan of Merger

3.1	Certificate of Incorporation

3.2	Bylaws

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

23	Consent of Murrell, Hall, McIntosh & Co. PLLP

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002