Form 10-Q
period 2007-12-31
China Precision Steel, Inc.
filed 2008-02-14
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

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

Yes ☐ No ☒

As of February 14, 2008, there were 45,896,288 shares of the Company’s common stock outstanding.

China Precision Steel, Inc.

Index to Quarterly Report

on Form 10-Q

Quarter Ended December 31, 2007

Part I - Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at, December 31, 2007 (unaudited) and June 30, 2007 (audited)

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the six months ended December 31, 2007 (unaudited)

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

Signatures

Item 1. Financial Statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

		(Unaudited)
		December 31,	June 30,
	Notes	2007	2007

Assets

Current assets
Cash and equivalents		$40,205,111	$5,504,862
Accounts receivable
Trade, net of allowances of $955,086 and $273,461 at December 31, and June 30, 2007, respectively		19,888,272	8,242,044
Bank acceptance notes		15,383,562	—
Other		469,925	85,708
Inventories	5	10,671,635	15,723,704
Deposits		68,493	82,758
Prepaid expenses		326,065	—
Advances to suppliers, net of allowance of $2,368,805 and $3,502,184 at December 31, and June 30, 2007, respectively		10,256,715	11,699,918

Total current assets		97,269,778	41,338,994

Property, plant and equipment
Land use rights		1,795,461	1,124,583
Property and equipment, net	6	32,305,573	29,238,227
Construction-in-progress	7	11,503,835	10,355,763

		45,604,869	40,718,573

Goodwill	13	99,999	99,999

Total assets		$142,974,646	$82,157,566

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities		$6,196,315	$4,855,932
Advances from customers	8	3,807,354	1,720,812
Other taxes payables		2,946,169	716,554
Current income taxes payable		3,171,889	1,892,866
Deferred income taxes payable	12	1,981,121	1,064,028
Amounts due to directors	9	2,543,019	—
Current portion of long-term debt		3,086,758	6,163,445
Notes payable	10	16,713,720	9,842,520

Total current liabilities		40,446,345	26,256,157

Long-term debt, net of current portion shown above	11	2,315,069	6,878,714

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at December 31, and June 30, 2007;		—	—
Common stock: $0.001 par value, 62,000,000 shares authorized, 45,896,288 and 37,378,143 issued and outstanding December 31, and June 30, 2007		45,896	37,378
Additional paid-in capital	14	73,701,004	31,867,063
Accumulated other comprehensive income		4,196,499	2,192,160
Retained earnings		22,269,833	17,008,238

Total stockholders’ equity		100,213,232	51,104,839

Amounts due from directors	9	—	(2,082,144)

Total liabilities and stockholders’ equity		$142,974,646	$82,157,566

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended December 31. 2007 and 2006

(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2007	2006	2007	2006

Revenues
Sales revenues		$11,913,718	$15,007,582	$37,226,416	$25,510,930
Cost of goods sold		8,528,852	11,594,852	28,773,987	18,394,950

Gross profit		3,384,866	3,412,730	8,452,429	7,115,980

Operating expenses
Selling expenses		180,744	64,693	281,449	104,390
Administrative expenses		846,218	498,737	1,332,595	684,925
Provision for bad debts		25,782	—	651,780	—
Depreciation and amortization expense		15,798	10,845	29,430	21,262

Total operating expenses		1,068,542	574,275	2,295,254	810,577

Income from continuing operations		2,316,324	2,838,455	6,157,175	6,305,403

Other income (expense)
Other revenues		783,255	—	792,410	—
Interest and finance costs		(316,860)	(114,743)	(759,001)	(318,082)

Total other income (expense)		466,395	(114,743)	33,409	(318,082)

Net income from continuing operations before income tax		2,782,719	2,723,712	6,190,584	5,987,321

Provision for (benefit from) income tax
Current	12	194,873	(34,057)	11,896	895,313
Deferred	12	226,977	389,604	917,093	(85,405)

Total income tax expense		421,850	355,547	928,989	809,908

Net income before discontinued operations		2,360,869	2,368,165	5,261,595	5,177,413

Net income from discontinued operations	16	—	519,879	—	639,072

Net income		$2,360,869	$2,888,044	$5,261,595	$5,816,485

Basic earnings per share	15
From continuing operations		$0.05	$0.09	$0.13	$0.19
From discontinued operations		$—	$0.02	$—	$0.03
Total		$0.05	$0.11	$0.13	$0.22

Basic weighted average shares outstanding		43,031,346	26,981,916	40,204,745	26,981,916

Diluted earnings per share	15
From continuing operations		$0.05	$0.09	$0.13	$0.19
From discontinued operations		$—	$0.02	$—	$0.03
Total		$0.05	$0.11	$0.13	$0.22

Diluted weighted average shares outstanding		43,639,342	26,981,916	40,809,437	26,981,916

The Components of comprehensive income:
Net income		$2,360,869	$2,888,044	$5,261,595	$5,816,485
Foreign currency translation adjustment		557,213	557,213	2,004,339	654,985

Comprehensive income		$2,918,082	$3,445,257	$7,265,934	$6,471,470

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2007 and 2006

(Unaudited)

	2007	2006

Cash flows from operating activities
Net Income	$5,261,595	$5,816,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	992,570	617,405
Less income from discontinued operations - Oralabs, Inc	—	(639,072)
Allowance for bad and doubtful debts	651,780	—
Net changes in assets and liabilities:
Accounts receivable, net	(27,990,004)	4,059,814
Inventories	5,195,155	(8,207,665)
Deposits	15,018	(3,661)
Prepayments	(326,065)	—
Advances to suppliers	1,549,672	(4,410,823)
Accounts payable and accrued expenses	1,296,194	4,622,396
Advances from customers	2,070,883	2,919,124
Other taxes payable	2,223,094	(152,086)
Current income taxes	1,261,798	937,307
Deferred income taxes	907,410	(85,405)

Net cash (used in) provided by operating activities	(6,890,900)	5,473,819

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(5,508,327)	(10,212,328)

Net cash (used in) investing activities	(5,508,327)	(10,212,328)

Cash flows from financing activities
Sale of common stock	44,433,222	—
Capital and restructuring contributions	—	558,797
Advances from directors, net	2,053,348	(3,237,243)
Notes payable proceeds	16,446,667	7,748,990
Repayments of notes payable	(17,424,050)	—

Net cash provided by financing activities	45,509,187	5,070,544

Effect of exchange rate	1,590,289	654,985

Net increase in cash	34,700,249	987,020

Cash and cash equivalents, beginning of year	5,504,862	186,955

Cash and cash equivalents, end of year	$40,205,111	$1,173,975

Supplemental disclosure of cash flow information

Interest paid	$759,001	$318,082
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Year Ended June 30, 2007 and the Six Months Ended December 31, 2007 (Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	—	—	22,354,994
Syndication fees	—	—	(3,028,116)	—	—	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	—	—	—
Anti-dilution rights stock	827,962	828	(828)	—	—	—
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	—	—	447,993	—	—	447,993
Capital contribution from waiver of dividend	—	—	3,953,794			3,953,794
Foreign currency translation adjustment	—	—	—	1,446,577	—	1,446,577
Net income	—	—	—	—	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	—	—	—	—	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	—	—	44,505,750
Syndication fees	—	—	(72,528)	—	—	(72,528)
Make good shares	2,000,000	2,000	(2,000)	—	—	—
Exercise of warrants	189,205	189	(189)	—	—	—
Cancellation of stock	(771,060)	(771)	(2,589,992)	—	—	(2,590,763)
Foreign currency translation adjustment	—	—	—	2,004,339	—	2,004,339
Net income	—	—	—	—	5,261,595	5,261,595

Balance at December 31, 2007	45,896,288	$45,896	$73,701,004	$4,196,499	$22,269,833	$100,213,232

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc.

Notes to the Condensed Consolidated Financial Statements

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company” or “we”), under our former name, OraLabs Holding Corp., issued 25,363,002 shares of common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spin off of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior OraLabs, Inc. operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spin-off of OraLabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid-in capital to the extent of the additional cash received which was also $558,797.

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2007 and 2006. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Co., Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

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

Chengtong was registered on July 2, 2002 in Shanghai, in the People’s Republic of China (“PRC”) with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000 and on December 11, 2007, the authorized registered capital was further increased to $42,440,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL was approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

As used herein, the “Group” refers to the Company, PSHL and Chengtong, Tuorong and Blessford on a consolidated basis.

The Company’s principal activities are conducted through its principal subsidiary, Chengtong. Chengtong is a niche precision steel processing company principally engaged in the manufacture and sales of cold-rolled and hot-rolled precision steel products and plates for down-stream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls and plates in different cuts and thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Precision Steel, Inc. and subsidiaries as of December 31, 2007 and June 30, 2007 and the results of their operations for the three and six months ended December 31, 2007 and 2006, and cash flows for the six months ended December 31, 2007 and 2006. The results of operations for the three and six months ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At December 31, 2007 and June 30, 2007, the Company had $955,086 and $273,461 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,368,805 and $3,502,184 at, December 31, 2007 and June 30, 2007, respectively.

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

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended June 30, 2007 and 2006.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the six months ended December 31, 2007 and 2006, the Company capitalized $0 and $497,686, respectively, of interest to construction-in-progress.

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

A contingent liability is not recognized but is disclosed in the notes to the financial statements. When a change in the probability of an outflow occurs so that outflow is probable, the contingency is then recognized as a provision.

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

Advances from customers - Revenue from the sale of goods or services is recognized at the time that goods are delivered or services are rendered. Receipts in advance for goods to be delivered or services to be rendered in a subsequent period are carried forward as deferred revenue.

Revenue Recognition - Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered and invoiced. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

Foreign Currencies - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

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

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27%. The Group is currently enjoying a 50% reduction in the statutory rates due to the classification of Chengtong as a “Wholly Foreign Owned Enterprise”. This reduced rate applies to the fiscal years ended June 30, 2007, 2008, and 2009. Subsequent to June 30, 2009, Chengtong will be subject to enterprise income taxes at the prevailing statutory rates. The Enterprise Income Tax Law was passed on March 16, 2007, and became effective on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% will be applicable to enterprises in China. Entities subject to a “tax holiday” prior to January 1, 2008, are expected to be able to retain the benefits of the reduced rates for the remaining term.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amounts of unrecognized tax benefits as of December 31 and June 30, 2007, are not material to its results of operations, financial condition or cash flows. The Company also believes that the total amounts of unrecognized tax benefits as of December 31 and June 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three and six months ended December 31, 2007, the Company’s pension cost charged to the statements of operations under the plan amounted to $72,059 and $132,658, respectively, all of which have been paid to the State Pension Fund (2006: $39,466 and $74,163, respectively).

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31 June 30, 2007 because of the relatively short-term maturity of these instruments.

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

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

4.   Concentrations of Business and Credit Risk

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $19,888,272 and $8,242,044 as of December 31,

2007 and June 30, 2007, respectively.

The Company’s list of customers whose purchases exceeded 10% of total sales during the six months ended December 31, 2007 and 2006 is as follows:

Customers	December 31, 2007	% to sales	December 31, 2006	% to sales
Shanghai Changshuo Steel Company, Ltd	11,076,780	30
Shanghai Shengdejia Metal Products Limited	6,492,562	17
Shanghai Ruixuefeng Metals Co., Limited			9,254,127	36
Sinosteel Company Limited			3,219,796	13

5.    Inventories

Inventory consisted of the following:

	December 31, 2007	June 30, 2007
Raw materials	$3,560,539	$13,026,530
Work in progress	2,403,644	—
Finished goods	4,707,452	2,697,174
	$10,671,635	$15,723,704

6.    Property and Equipment

Property and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2007	June 30, 2007
Plant and machinery	$19,053,914	$21,087,245
Buildings	17,568,240	11,361,207
Motor vehicles	345,350	283,534
Office equipment	66,268	85,560
	37,033,772	32,817,546
Less: Accumulated depreciation	(4,728,199)	(3,579,319)
	$32,305,573	$29,238,227

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and six months ended December 31, 2007, depreciation totaling $483,482 and $961,462, respectively, was included as a component of cost of goods sold (2006: $345,669 and $596,143, respectively).

7.   Construction-In-Progress

Construction-in-progress consisted of the following:

	December 31, 2007	June 30, 2007
Construction costs of plant and machinery	$11,503,835	$10,355,763

Construction-in-progress represents construction and installations of the new plant and machinery and factory buildings.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue. As of December 31, 2007 and June 30, 2007, there were advances from customers of $3,807,354 and $1,720,812, respectively.

9.    Transactions with Related Parties

Amounts due to (from) directors are as follows:

Name	December 31, 2007	June 30, 2007
Wo Hing Li	$2,120,596	$(2,590,763)
Hai Sheng Chen	422,423	408,619
	$2,543,019	$(2,182,144)

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

10.  Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2007	June 30, 2007
Bank loan dated September 22, 2005, due December 31, 2007 with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$9,842,520

Bank loan dated August 1, 2007, due in one year with a interest rate of the Singapore Interbank Offered Rate (SIBOR) plus 3% (7.73% at December 31, 2007)	5,300,000	—

Bank loan dated August 1, 2007, due in one year with a interest rate of 13% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery (8.24% at December 31, 2007)	2,701,391	—

Bank loan dated July 26, 2007, due in one year with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery (8.38% at December 31, 2007)	8,712,329	—

	$16,713,720	$9,842,520

The weighted average interest rate on short-term loans at December 31, 2007 was 8.15%.

11.  Long-Term Debts - Secured

	December 31, 2007	June 30, 2007
Long-term debts:

Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$6,163,445

Bank loan dated September 22, 2005, due August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery (8.38% at December 31, 2007)	5,401,827	6,878,714

Total long-term debt	5,401,827	13,042,159
Less: Current portion of long-term debts	3,086,758	6,163,445

Long-term debts	$2,315,069	$6,878,714

Maturities on long-term debt for each of the next five years and thereafter are as follows:

2008	$3,086,758
2009	2,315,069
2010
2011
2012
2013 and after
$5,401,827

12.   Income Tax

For enterprise income tax reporting purposes, the Company reports income and expenses on a tax basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expense.

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

The tax holiday resulted in tax savings as follows:

	Three months ended December 31,		Six months ended December 31
	2007	2006	2007	2006
Tax savings	$459,759	$367,701	$1,005,469	$806,669

Benefit per share
Basic	$0.01	$0.01	$0.03	$0.03
Diluted	$0.01	$0.01	$0.02	$0.03

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2007 and June 30, 2007 are as follows:

Deferred tax liabilities:	December 31, 2007	June 30, 2007

Book depreciation in excess of tax depreciation	$86,306	$39,918

Timing differences resulting form cash basis reporting for tax purposes	(2,067,427)	(1,103,946)

Net deferred income tax (liability)	$(1,981,121)	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Computed tax at the federal statutory rate of 34%	$946,124	$926,062	$2,104,799	$2,035,689
Less adjustment to EIT statutory rate of 27%	(194,790)	(190,660)	(433,341)	(419,112)
Tax effect of US losses not deductible in PRC	130,275	—	263,000	—
Benefit of tax holiday	(459,759)	(379,855)	(1,005,469)	(806,669)

Income tax expense per books	$421,850	$355,547	$928,989	$809,908

Income tax expense (benefit) consists of:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Income tax expense (benefit) for the current year – PRC	$194,873	$(34,057)	$11,896	$895,313
Deferred income tax expense (benefit) – PRC	226,977	389,604	917,093	(85,405)
Income tax expense per books	$421,850	$355,547	$928,989	$809,908)

13.  Blessford International Limited

On April 10, 2007, the Company purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. The purchase price was allocated $1 to cash and $99,999 to goodwill.

14.  Equity

In connection with a Stock Purchase Agreement, dated February 16, 2007 (the “Stock Purchase Agreement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement.  The value of the warrants was considered syndication fees and was recorded to additional paid-in capital.

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company’s investor relations consultants valued at $447,993.  The value of these was considered syndication fees in association with the Private Placement and was recorded to additional paid-in capital.

On November 6, 2007, in connection with a Subscription Agreement, dated November 1, 2007 (the “Subscription Agreement”), the Company issued to certain institutional accredited investors warrants to purchase 1,420,000 shares of Common Stock valued at $5,374,748.  In connection with the transaction, Roth Capital Partners, LLC, as placement agent, received warrants to purchase 225,600 shares of Common Stock valued at $887,504.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2007	Granted	Expired or Exercised	Outstanding December 31, 2007	Expiration Date
$3.00	1,300,059	-0-	(275,000)	1,025,059	02/22/2011
$3.60	100,000	-0-	-0-	100,000	02/22/2010
$8.45	-0-	1,420,000	-0-	1,420,000	11/06/2010
$7.38	-0-	225,600	-0-	225,600	11/06/2010

Pursuant to Section 5.1 of the Stock Purchase Agreement, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ending June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors.  Such issuance was effected on October 15, 2007.  No additional consideration was received by the Company in connection with this issuance of shares of Common Stock.

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

Pursuant to the Subscription Agreement, on November 6, 2007, the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its common stock (“Common Stock”) at a price of $6.75 per share (the “Purchase Price”) and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”).  The Warrants have an exercise price of $8.45 per share.  The Warrants may not be exercised prior to May 6, 2008.  The Securities (including the shares issuable upon exercise of the Warrants) are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3.  In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering.  The warrants were valued at $5.3 million and were recorded to additional paid-in capital.  The Company intends to use the net proceeds for repayment of certain existing bank debt in the amount of approximately $22 million, capital expenditures related to the completion of the second reverse rolling mill and annealing furnace and construction of the third reverse rolling mill and related capital expenditures in the amount of approximately $18 million, and the balance for general corporate purposes.

On the Closing Date, pursuant to a Placement Agency Agreement entered into between the Company and Roth Capital Partners LLC on October 31, 2007, Roth Capital received an amount in cash equal to 7.0% of the gross proceeds of the Offering and warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock valued at $887,504 and were recorded as syndication fees offsetting additional paid-in capital.  Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and are not exercisable prior to May 6, 2008.  Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue.

15.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the six months ended December 31, 2007 , dilutive shares include outstanding warrants to purchase 1,025,059 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45; and 225,600 shares at an exercise price of $7.38. There were no dilutive shares outstanding at December 31, 2006.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2007:
Net income	$2,360,869
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$2,360,869	43,031,346	$0.05
Effect of dilutive securities:
Warrants		607,996
Diluted EPS income available to common shareholders	$2,360,869	43,639,342	$0.05

For the three months ended December 31, 2006:
Net income	$2,888,044
Less net income from discontinued operations	$(519,879)
Basic EPS income available to common shareholders	$2,368,165	26,981,916	$0.09
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$2,368,165	26,981,916	$0.09

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2007:
Net income	$5,261,595
Less Net income from discontinued operations	$—

Basic EPS income available to common shareholders	$5,261,595	40,204,745	$0.13
Effect of dilutive securities:
Warrants		604,692
Diluted EPS income available to common shareholders	$5,261,595	40,809,437	$0.13

For the six months ended December 31, 2006:
Net income	$5,816,485
Less net income from discontinued operations	$(639,072)
Basic EPS income available to common shareholders	$5,177,413	26,981,916	$0.19
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$5,177,413	26,981,916	$0.19

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

Summarized selected financial information for discontinued operations for the three and six months ended December 31, 2007, and 2006 is as follows:

	Three months ended		Six months ended
	December 31,		December 31
	2007	2006	2007	2006
	($ ‘000)	($ ‘000)	($ ‘000)	($ ‘000)
Revenues	$-0-	$5,019	$-0-	$9,404
Income before tax	-0-	676	-0-	831
Income taxes	-0-	156	-0-	192
Income from discontinued operations	$-0-	$520	$-0-	$639

As of December 31, 2007, there were no assets or liabilities associated with OraLabs, Inc.

17.  Commitments

As of, December 31, 2007, the Company had $4,235,722 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

18. Other events

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2007 (unaudited) and June 30, 2007, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six month periods ended December 31, 2007 and 2006.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. and our subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•               Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the six months ended December 31, 2007 and are important in understanding the results of operations and financial condition or disclose known trends.

•               Results of Operations - This section provides an analysis of our results of operations for the three and six months ended December 31, 2007 and 2006. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•               Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the six months ended December 31, 2007 and 2006. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net income before tax increased by $59,007, or 2%, period-on-period to $2,782,719 for the three months ended December 31, 2007 from $2,723,712 for the three months ended December 31, 2006 and gross profit decreased by $27,864, or 1%, period-on-period.

Gross Profit

Gross profits in absolute terms decreased by $27,864, or 1%, period-on-period to $3,384,866 for the three months ended December 31, 2007 from $3,412,730 for the three months ended December 31, 2006, while gross profit margin increased to 28.4% for the three months ended December 31, 2007 from 23.0% for the three months ended December 31, 2006. The increase in gross profit margin principally resulted from production of higher quality products with more complexity and higher margins, which is also associated with longer production times and thus a lower volume.

Sales Revenues. Sales volume decreased by 5,624 metric tons, or 28.6%, period-on-period to 14,010 metric tons for the three months ended December 31, 2007 from 19,634 tons for the three months ended December 31, 2006.  As a result, sales revenues decreased by $3,093,864, or 20.6%, period-on-period to $11,913,718 for the three months ended December 31, 2007 from $15,007,582 for the three months ended December 31, 2006. We believe that the decreases in sales and sales revenues are a direct result of changes in our sales mix during the quarter to focus on high quality high margin products, and thus less volume was produced due to the complexity and longer production times required for the higher margin products. The decrease in sales revenue was also attributed to an under provision of VAT and sales tax during the first quarter of fiscal 2008 in the amount $1,991,671, which was accounted for in the second quarter.

Average cost of production per ton increased to $609 for the three months ended December 31, 2007 compared to an average cost of production per ton of $591 for the three months ended December 31, 2006, representing an increase of $18 per ton, or 3%, period-on-period. The 1400 mm cold-roll mill which became operational at the beginning of October 2006 is now operating at approximately 50% of design capacity and will likely take two to three years to reach its maximum production capacity.

Sales by Product Line. A break-down of our sales by product line for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,
	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	3,442	2,478,690	20.8	11,836	7,146,805	47.6	(8,394)
Low carbon hard rolled	4,897	3,110,265	26.1	1,724	18,721	0.1	3,173
High-carbon cold-rolled	3,520	3,706,176	31.1	936	4,759,443	31.8	2,584
High-carbon hot-rolled	1,171	814,223	6.8	5,138	3,082,613	20.5	(3,967)
Sales of Scrap Metal	—	391,735	3.3	—	—	—	—
Subcontracting income	980	1,412,629	11.9	—	—	—	980
Total	14,010	11,913,718	100.0	19,634	15,007,582	100

There were various changes in the break-down of sales among our product lines over the three months ended December 31, 2007 as we are now operating an additional mill and are in the process of developing new products and new markets. High-carbon hot-rolled steel products only accounted for 6.8% of the current sales mix at an average selling price of $695 per ton for the three months ended December 31, 2007 compared to 20.5% of the sales mix at an average selling price per ton of $600 for the three months ended December 31, 2006. The lower priced low-carbon cold-rolled steel products accounted for 20.8% of the current sales mix at an average selling price of $720 per ton for the three months ended December 31, 2007 compared to  47.6% of the sales mix at an average selling price per ton of $604 for the three months ended December 31, 2006. Low carbon hard-rolled steel, which is also our exported precision steel products, was 0.1% of sales during the three months ended December 31, 2006, accounted for $3,110,265, or 26.1%, of the current sales mix at an average selling price of $635 per ton for the three months ended December 31, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows of the low-carbon cold-rolled steel products along with the higher margin provided by high-carbon cold-rolled products. Management continues to take appropriate action to optimize our product mix without adversely affecting overall sales volume and margins. Management believes that there are high barriers to entry in the Chinese domestic precision steel industry and that our unique capabilities give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments and customers

	Three Months Ended December 31,
Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	720	604	116	19.2
Low-carbon hard rolled	635	11	624	> 100
High-carbon cold-rolled	1,053	5,085	(4,032)	(79.3)
High-carbon hot-rolled	695	600	95	15.8
Subcontracting income	1,441	—	1,441	100

The average unit selling price per ton generated increased to $850 per ton for the three months ended December 31, 2007 compared to the corresponding period in 2006 of $764, representing an increase of $86, or 11.3%, period-on-period. This increase was due to changes in our sales mix during the quarter to focus on high quality high margin products, and thus less volume was produced due to the complexity and longer production times required for the higher margin products.. Sales of high-carbon cold-rolled steel products have increased by 2,584 metric tons,or 276%, period-on-period to 3,520 metric tons for the three months ended December 31, 2007 compared to 936 metric tons for the three months ended December 31, 2006. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $4,032, or 79.3%, to $1,053 in the three months ended December 31, 2007 as compared to an average selling of $5,085 in the three months ended December 31, 2006. This product accounted for $3,706,176, or 31.1%, of the total sales mix for the three months ended December 31, 2007 compared to $4,759,443, or 31.8%, of the sales mix for the three months ended December 31, 2006.

Sales Breakdown by Major Customer.

	Three Months Ended December 31
Customers	2007 ($ )		% to sales		2006 ($ )		% to sales

Shanghai Changshuo Steel Company Ltd	2,370,370		20			*		*
Shanghai Shengdejia Metal Products Limited	3,181,709		27			*		*
Beijing Beimo Aircraft Material Technology Ltd Co	85,468		1			*		*
Hangzhou Relian Company Limited	266,970		2		648,757		4
Shangdong Province Boxing County Longhua Material Limited	381,227		3			*		*
Shanghai Ruixuefeng Metals Co. Ltd		*		*	5,365,141		36
Nuoying International (HK) Co. Limited		*		*	1,582,510		11
Sinosteel Company Limited		*		*	2,137,467		14
Shanghai Xin Zhong Da Trading Co. Limited		*		*	933,762		6
	6,285,744		53		10,667,637		71
Others	5,627,974		47		4,339,945		29
Total	11,913,718		100		15,007,582		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 53% for the three months ended December 31, 2007 as compared to 71% for the three months ended December 31, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales.

	Three Months Ended December 31,
	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	6,362,758	10,618,130	(4,255,372)	(40.1)
- Direct labor	167,926	184,467	(16,541)	(8.9)
- Factory overhead	1,998,168	792,255	1,205,913	152.2
	8,528,852	11,594,852	(3,066,000)	(26.4)

Cost per units sold				(28.6)
Total units sold	14,010	19,634	(5,624)
Average cost per unit sold	609	591	18	3.0

Cost of sales decreased by $3,066,000, or 26.4%, period-on-period to $8,528,852 for the three months ended December 31, 2007 from $11,594,852 for the three months ended December 31, 2006. Cost of sales represented 71.6% of sales revenues for the three months ended December 31, 2007 compared to 77.3% for the three months ended December 31, 2006. Average cost per ton sold increased by $18, or 3%, period-on-period to $609 per ton for the three months ended December 31, 2007 from $591 per ton for the three months ended December 31, 2006. Meanwhile, the average selling price per ton increased by $86 per ton, or 11.3%, period-on-period to $850 per ton for the three months ended December 31, 2007 from $764 per ton for the three months ended December 31, 2006.

The raw materials cost component relative to sales revenues decreased to 57.4% for the three months ended December 31, 2007 compared to 70.7% for the three months ended December 31, 2006. This was attributable to production of higher profit margin products during the three months ended December 31, 2007 as compared to the same period in 2006.

Management believes that the decrease in cost of sales is represented by the combined effect of:

•                  significant decreases in sales of low-carbon cold-rolled steel to 3,442 metric tons (compared to 11,836 metric tons for the three months ended December 31, 2006) was generated at an average selling price of $720 per ton (compared to $604 for the three months ended December 31, 2006) for the three months ended December 31, 2007;

•                  sales of 3,520 metric tons of high-carbon cold-rolled steel (compared to 936 metric tons for the three months ended December 31, 2006) generated at an average selling price of $1,053 per ton (compared to $5,085 per ton for the three months ended December 31, 2006) for the three months ended December 31, 2007; and

•                  sales of 4,897 metric tons of low-carbon hard-rolled steel at (compared to 1,724 for the three months ended

December 31, 2006) generated at an average selling price of $635 per ton for the three months ended December 31, 2007.

The cost of raw materials consumed decreased by $4,255,372, or 40.1%, period-on-period to $6,362,758 for the three months ended December 31, 2007 from $10,618,130 for the three months ended December 31, 2006. This decrease was mainly attributable to decreases in sales volume by 5,624 metric tons, or 28.6%, period-on-period to 14,010 metric tons for the three months ended December 31, 2007 from 19,634 metric tons for the three months ended December 31, 2006 resulting in lower input of raw materials utilized in production. Average unit cost of raw materials per unit produced decreased by $87 per ton, or 16.1%, period-on-period to $454 per ton for the three months ended December 31, 2007 from $541 per ton for the three months ended December 31, 2006.

Manufacturing overhead costs increased by $1,205,913, or 152.2%, period-on-period to $1,998,168 for the three months ended December 31, 2007 from $792,255 for the three months ended December 31, 2006. The increase was mainly attributable to the combined effect of an increase in utilities by $190,792, or 147%, period-on-period to $320,736 for the three months ended December 31, 2007 from $129,944 for the three months ended December 31, 2006, an increase in consumables by $547,404, or 764%, period-on-period to $619,088 for the three months ended December 31, 2007 from $71,684 for the three months ended December 31, 2006 and an increase in pension costs of $32,020, or 115%, period-on-period to $59,741 for the three months ended December 31, 2007, from $27,731 for the three months ended December 31, 2006.

Expenses

Selling Expenses. Selling expenses increased by $116,051, or 179%, period-on-period, to $180,744 for the three months ended December 31, 2007 compared to the corresponding period in 2006 of $64,693. The increase was mainly attributable to increases in transportation, which rose by 287% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B. and we incur transportation costs to the port of shipment, plus loading costs, as well as an increase in the frequency of deliveries.

Administrative Expenses. Administrative expenses increased by $347,981, or 69.6%, period-on-period, to $846,218 for the three months ended December 31, 2007 compared to the comparable period in 2006. This increase was chiefly due to increases in costs associated with our NASDAQ listing and SEC compliance obligations. There were also increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs. Net finance cost increased 176% period-on-period as a result of the increase in total interest expense by $202,117 for 2007 compared to $114,743 for 2006.

Six Months Ended December 31, 2007 Compared To Six Months Ended December 31, 2006

Net income before tax increased by $203,263, or 3.4%, period-on-period to $6,190,584 for the six months ended December 31, 2007 from $5,987,321 for the six months ended December 31, 2006 and gross profit increased by $1,336,449, or 18.8%, period-on-period.

Gross Profit

Gross profits in absolute terms increased by $1,336,449, or 18.8%, period-on-period to $8,452,429 for the six months ended December 31, 2007 from $7,115,980 for the six months ended December 31, 2006, while gross profit margin decreased to 22.7% for the six months ended December 31, 2007 from 27.9% for the six months ended December 31, 2006. The increase in gross profits is mainly attributable to increase in sales during the six months ended December 31, 2007. The decrease in gross profit margin principally resulted from a change in sales mix over the six months ended December 31, 2007, which produced increased sales of lower margin low-carbon steel products and an increase in the cost of sales.

Sales Revenues. Sales volume increased by 23,885 metric tons, or 80.9%, period-on-period to 53,378 metric tons for the six months ended December 31, 2007 from 29,493 tons for the six months ended December 31, 2006.  As a result, sales revenues increased by $11,715,486, or 45.9%, period-on-period to $37,226,416 for the six months ended December 31, 2007 from $25,510,930 for the six months ended December 31, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the continuous building of our brand both inside and outside China among users of precision steel products.

Average cost of production per ton decreased to $539 for the six months ended December 31, 2007 compared to an average cost of production per ton of $624 for the six months ended December 31, 2006, representing an decrease of $85 per ton, or 13.6%, period-on-period. The 1400 mm cold-roll mill which became operational in October 2006 is now operating at approximately 50% of design capacity. Greater production capacity and more flexibility in our sales mix has resulted in a decrease in the average cost of production during the six months ended December 31, 2007.

Sales by Product Line. A break-down of our sales by product line for the six months ended December 31, 2007 and 2006 is as follows:

	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	17,762	10,957,553	29.4	17,819	10,813,463	42.4	(57)
Low carbon hard rolled	7,284	4,708,053	12.6	—	—	—	7,284
High-carbon cold-rolled	12,456	17,372,822	46.7	2,178	9,625,855	37.7	10,278
High-carbon hot-rolled	5,254	2,183,041	5.9	7,516	4,892,024	19.2	(2,262)
Sales of Scrap Metal	—	485,887	1.3	—	—	—	—
Subcontracting income	10,622	1,519,060	4.1	1,980	179,588	0.7	8,642
Total	53,378	39,226,416	100.0	29,493	25,510,930	100.0

There were various changes in the break-down of sales among our product lines over the six months ended December 31, 2007 as we are now operating an additional mill and are in the process of developing new markets. High-carbon hot-rolled steel products only accounted for 5.9% of the current sales mix at an average selling price of $416 per ton for the six months ended December 31, 2007 compared to 19.3% of the sales mix at an average selling price per ton of $651 for the six months ended December 31, 2006. The lower priced low-carbon cold-rolled steel products accounted for 29.4% of the current sales mix at an average selling price of $617 per ton for the six months ended December 31, 2007 compared to 42.4% of the sales mix at an average selling price per ton of $607 for the six months ended December 31, 2006. Low carbon hard-rolled steel, which was not sold during the six months ended December 31, 2006, accounted for $4,708,053, or 12.6%, of the current sales mix at an average selling price of $646 per ton for the six months ended December 31, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows of the low-carbon cold-rolled steel products along with the higher margin provided by high-carbon cold-rolled products. Management continues to take appropriate action to optimize our product mix without adversely affecting overall sales volume and margins. Management believes that there are high barriers to entry in the Chinese domestic precision steel industry and that our unique capabilities give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments and customers.

	Six Months Ended December 31,
Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	617	607	10	1.6%
Low-carbon hard rolled	646	—	646	100%
High-carbon cold-rolled	1,395	4,420	(3,025)	(68.4%)
High-carbon hot-rolled	416	651	95	36.1%
Subcontracting income	143	91	1,441	57%

The average unit selling price per ton generated decreased to $697 per ton for the six months ended December 31, 2007 compared to the corresponding period in 2006 of $865, representing a decrease of $168, or 19.4%, period-on-period. This decrease was due to changes in the sales mix for the six months ended December 31, 2007 as compared to 2006. Sales of high-carbon cold-rolled steel products have increased by 10,278 metric tons, or 472%, period-on-period to 12,456 metric tons for the six months ended December 31, 2007 compared to 2,178 metric tons for the six months ended December 31, 2006. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $3,025, or 68.4%, to $1,395 in the six months ended December 31, 2007 as compared to an average selling of $4,420 in the six months ended December 31, 2006. This product accounted for $17,372,822, or 46.7%, of the total sales mix for the six months ended December 31, 2007 compared to $9,625,855, or 37.7%, of the sales mix for the six months ended December 31, 2006.

Sales Breakdown by Major Customer.

	Six Months Ended December 31
Customers	2007 ($ )		% to sales		2006 ($ )		% to sales

Shanghai Changshuo Steel Company Ltd	11,076,780		30			*		*
Shanghai Shengdejia Metal Products Limited	6,492,562		17			*		*
Beijing Beimo Aircraft Material Technology Ltd Co	1,843,650		5			*		*
Hangzhou Relian Company Limited	1,670,246		4		1,934,532		7
Shangdong Province Boxing County Longhua Material Limited	1,667,100		4			*		*
Shanghai Ruixuefeng Metals Co. Ltd		*		*	9,254,127		36
Nuoying International (HK) Co. Limited		*		*	1,708,265		7
Sinosteel Company Limited		*		*	3,219,796		13
Shanghai Xin Zhong Da Trading Co. Limited		*		*	1,507,757		7
	22,750,338		60		10,667,637		69
Others	14,476,078		40		7,886,453		31
Total	37,226,416		100		25,510,930		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 60% for the six months ended December 31, 2007 as compared to 69% for the six months ended December 31, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales.

	Six Months Ended December 31,
	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	24,973,918	16,335,269	8,638,649	52.9
- Direct labor	346,011	336,392	9,619	2.9
- Factory overhead	3,454,058	1,723,289	1,730,769	100.4
	28,773,987	18,394,950	10,379,037	56.4

Cost per units sold
Total units sold	53,378	29,493	23,885	81.0
Average cost per unit sold	539	624	(85)	(13.6)

Cost of sales increased by $10,379,037, or 56.4%, period-on-period to $28,773,987 for the six months ended December 31, 2007 from $18,394,950 for the six months ended December 31, 2006. Cost of sales represented 77.3% of sales revenues for the six months ended December 31, 2007 compared to 72.1% for the six months ended December 31, 2006. Average cost per ton sold decreased by $85, or 13.6%, period-on-period to $539 per ton for the six months ended December 31, 2007 from $624 per ton for the six months ended December 31, 2006. Meanwhile, the average selling price per ton decreased by $168 per ton, or 19.4%, period-on-period to $697 per ton for the six months ended December 31, 2007 from $865 per ton for the six months ended December 31, 2006.

The raw materials cost component relative to sales revenues increased to 67.1% for the six months ended December 31, 2007 compared to 64% for the six months ended December 31, 2006. This was attributable to changes in the production mix of products with different gross margins in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.  This mix of lower margin products, primarily produced in the first quarter, was related to a decision by management to reduce levels of raw materials inventory to a more healthy level.

Management believes that the increase in cost of sales is represented by the combined effect of:

•                  sales of 12,456 metric tons of high-carbon cold-rolled steel (compared to 2,178 metric tons for the six months ended December 31, 2006) generated at an average selling price of $1,395 per ton (compared to $4,420 per ton for the six months ended December 31, 2006) for the six months ended December 31, 2007; and

•                  sales of 7,284 metric tons of low-carbon hard-rolled steel (compared to none for the six months ended December 31,

2006) generated at an average selling price of $646 per ton for the six months ended December 31, 2007.

The cost of raw materials consumed increased by $8,638,649, or 52.9%, period-on-period to $24,973,918 for the six months ended December 31, 2007 from $16,335,269 for the six months ended December 31, 2006. This increase was mainly attributable to increases in sales volume by 23,885 metric tons, or 81%, period-on-period to 53,378 metric tons for the six months ended December 31, 2007 from 29,493 metric tons for the six months ended December 31, 2006 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced decreased by $86 per ton, or 15.5%, period-on-period to $468 per ton for the six months ended December 31, 2007 from $554 per ton for the six months ended December 31, 2006.

Manufacturing overhead costs increased by $1,730,769, or 100.4%, period-on-period to $3,454,058 for the six months ended December 31, 2007 from $1,723,289 for the six months ended December 31, 2006. The increase was mainly attributable to the combined effect of an increase in depreciation by $365,665, or 61.3%, period-on-period to $961,808 for the six months ended December 31, 2007 from $596,143 for the six months ended December 31, 2006, an increase in utilities by $413,956, or 161.6%, period-on-period to $670,043 for the six months ended December 31, 2007 from $256,087 for the six months ended December 31, 2006, and an increase in consumables by $684,404, or 181.7%, period-on-period to $1,061,171 for the six months ended December 31, 2007 from $376,767 for the six months ended December 31, 2006.

Expenses

Selling Expenses. Selling expenses increased by $177,059, or 170%, period-on-period, to $281,449 for the six months ended December 31, 2007 compared to the corresponding period in 2006 of $104,390. The increase was mainly attributable to increases in transportation, which rose by 444% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B.  and we incur transportation costs to the port of shipment, plus loading costs, as well as an increase in the frequency of deliveries.

Administrative Expenses. Administrative expenses increased by $647,670, or 94.6%, period-on-period, to $1,332,595 for the six months ended December 31, 2007 compared to $684,925 in the comparable period in 2006. This increase was chiefly due to expenses relating to the Company’s SEC and NASDAQ compliance obligations. There were also increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs. Net finance cost increased 138% period-on-period as a result of increases in total interest expense by $440,919 to $759,001 in 2007 compared to $318,082 for 2006.

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

Net cash flows used in operating activities for the six months ended December 31, 2007 was $6,890,900 as compared with $5,473,819 provided by operating activities for the six months ended December 31, 2006, for a net decrease of $12,364,719.  This increase was due primarily to an increase in bank acceptance notes not previously held at June 30, 2007.

Net cash flows used in investing activities for the six months ended December 31, 2007 was $5,508,327 as compared with $10,212,328 for the six months ended December 31, 2006.  The decrease in investing activity was due to reduced construction during the six months ended December 31, 2007 as compared to the same period in 2006.

Net cash flows provided by financing activities for the six months ended December 31, 2007, was $45,509,187 as compared with $5,070,544 provided by financing activities for the six months ended December 31, 2006. The six months ended December 31, 2006 reflect borrowings which were incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2006 partially offset the bank borrowings. During the six months ended December 31, 2007, the Company received $44 million in net proceeds from the sale of its equity securities, which will be used for repayment of certain bank debt, capital expenditures relating to the new facilities and working capital. Also during the six months ended December 31, 2007, a director cancelled stock in the amount of  $2 million which was applied against amounts owed by the director at June 30, 20007.

Current assets. Current assets increased significantly by $55,930,784, or 135%, period-on-period to $97,269,778 as of December 31, 2007 from $41,338,994 as of June 30, 2007, principally as a result of increases in cash and equivalents by $34,700,249, or 630%, period-on-period, accounts receivable by $11,646,228, or 141%, period-on-period, bank acceptance notes of $15,383,562, or 100%,

period on period offset by a decline in inventories of $5,052,069, or 32.1%, period-on-period. We also raised gross proceeds of $44 million in November of 2007 through the private sale of our equity securities.

Current liabilities. Current liabilities increased by $14,190,188, or 54%, period-on-period to $40,446,345 as of December 31, 2007 from $26,256,157 as of June 30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in current portion of long-term debt.

As of December 31, 2007, we had $16,713,720 in short term bank debt. We expect to refinance such debt during the current year, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures.   During the three months ended December 31, 2007, we invested $5,508,327 in property, production plants and equipment. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

During the current year, we expect to make additional investments in a new continuous annealing line and a new 1700mm cold roll mill at our facilities in Shanghai. We estimate that these investments could total up to $20 million. We intend to fund these investments through a combination of funds from operations, working capital, bank debt and the recent $47.9 million financing which was completed in November 2007. The actual combination of sources of funds will be dependant upon market conditions at the time of implementation.

OFF-BALANCE SHEET ARRANGEMENTS

For the three and six months ended December 31, 2007, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

	At December 31, 2007 Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Contractual obligations:
Debt Obligations	$23,078,655	$20,601,531	$2,477,124	$—	$—
Construction Commitments	4,270,236	4,270,236	—	—	—
	$27,348,891	$24,871,767	$2,477,124	$—	$—

Bank Debt

Bank and other loans decreased by $769,132, or 3.3% period-on-period to $22,115,547 as of December 31, 2007 from $22,884,679 as of June 30, 2007. The decrease was attributable to the partial payoff of outstanding loans.

Short-term bank loans

Short-term bank loans increased by $6,871,200 or 69.8%, period on period to $16,713,720 as of December 31, 2007 compared to $9,842,520 as of June 30, 2007.

Long-term bank loans

The current portion of long-term debt decreased 49.9% from $6,163,445 at June 30, 2007 to $3,086,758 at December 31, 2007.

Long-term portion of bank loans decreased by $4,563,645, or 66.3%, period-on-period to $2,315,069 as of December 31, 2007 compared to $6,878,714 as of June 30, 2007.

Land Use Rights

In October 2004, Tuorong agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 20-acre parcel for a lease period of 50 years at a cost of $472,441. Additionally in November 2005, Chengtong agreed to purchase a land use right from the Shanghai Xuhang Industrial Development Co., Ltd. with respect to a 27.04-acre parcel for a lease period of 50 years at a cost of $497,795. In November 2006, Chengtong entered into an agreement with the Shanghai Labor and Economic Development Council which supersedes the aforementioned Tuorong agreement to purchase a total of 21.34-acre parcel for a lease period of 50 years at an aggregate amount of $672,126. In December 2006, Tuorong entered into a Compensation Agreement with the Shanghai Jiading Housing, Land and Resource Management Bureau to pay an aggregate amount of $637,294 in connection to the two aforementioned parcels.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of December 31, 2007 the exchange rate was 7.2946 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At December 31, 2007, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $5 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million at December 31, 2007.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At December 31, 2007, the Group’s total bank debt outstanding was $22,115,547, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.6 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $220,000. As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At December 31, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $22 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at December 31, 2007.

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

The Group has no open derivative commodity instruments as of December 31, 2007 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

ITEM 4.   CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

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

To address these concerns, we have engaged an outside management consultant to review the Company’s overall financial and accounting systems, and to document and implement an accounting manual that will strengthen and improve the systems of controls, reconciliations, procedures, books and records. In addition, we are continuing our search for a senior financial executive with experience with U.S. GAAP and U.S. public company reporting and compliance obligations.  Further resources will be added to the accounting department that is currently understaffed. In January 2008, we received from the outside management consultants the first draft on the internal control systems documentations which is currently being reviewed by our management.

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

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At December 31, 2007, our total bank debt outstanding was $22.1 million, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.6 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $220,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to our stockholders.

At December 31, 2007, the aggregate fair value of our financial instruments with exposure to interest rate risk was approximately
$22 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at December 31, 2007.

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

We currently supply high precision steel products to 12 major customers in the Chinese domestic market. For the three months ended December 31, 2007 and 2006, sales revenues generated from the top five major customers amounted to 53% and 71% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 27% and 36% of total sales revenues, respectively. We do not enter into long-term contracts with our customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

Chengtong’s manufacturing facility is located in Shanghai, China. As of December 31, 2007, substantially all of our assets are located in China and, except for a small volume of exports, all of our sales revenues are generated in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

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

We have recently experienced an increase in the cost of labor. Recent changes in Chinese labor laws effective January 1, 2008 are likely to increase costs further and impose restrictions on our relationship with our employees. There can be no assurance that the labor laws will not change further or that their interpretation and implementation will vary, which may have a material adverse effect upon our business and results of operations.

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

The Chinese Renminbi remained stable against the U.S. Dollar at approximately 8.28 RMB to 1.00 U.S. Dollar for several years until July 21, 2005 when the Chinese currency regime was altered, with a 2.1% revaluation versus the U.S. Dollar. This move initially valued the Renminbi at 8.11 per U.S. Dollar. The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of December 31, 2007, the exchange rate was 7.2946 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

At December 31, 2007, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $5 million (including our non-U.S. Dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.5 million at December 31, 2007.

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

As of December 31 2007, 50.7% or 23,254,088 shares, of our issued and outstanding common stock was not owned by affiliates, of which 18,519,651 were unrestricted and free to trade. The market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market, pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations or otherwise. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to a resale prospectus may have an adverse effect on the market price of our common stock.  Recent rule changes adopted by the SEC will substantially reduce the holding period for restricted securities held by non-affiliates of SEC-reporting companies, such as us.  The holding period for such securities will be reduced to six months when the rule changes become effective on February 15, 2008.

One stockholder, who is our Chief Executive Officer, exercises significant control over matters requiring shareholder approval.

Wo Hing Li, our Chief Executive Officer, had voting power as of December 31, 2007 equal to approximately 46.6% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to Section 5.1 of the Stock Purchase Agreement, dated February 16, 2007, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ending June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors.  Such issuance was effected on October 15, 2007.  No additional consideration was received by the Company in connection with this issuance of such shares of Common Stock.

Pursuant to a Placement Agency Agreement, dated October 31, 2007, between the Company and Roth Capital Partners LLC, in connection with the registered direct sale of the Company’s Common Stock and warrants, Roth Capital received, as partial compensation for its services, warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock.  Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and are not exercisable prior to May 6, 2008.  Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue. The net proceeds of the Offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the Offering.  The Company intends to use the net proceeds for repayment of certain existing bank debt, capital expenditures related to the completion of the second reverse rolling mill and annealing furnace and construction of the third reverse rolling mill and related capital expenditures in the amount of approximately $18 million, and the balance for general corporate purposes.

The above issuances of securities was made in reliance upon exemptions from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) and Regulation D thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted matters to a vote of its security holders through the solicitation of proxies. The content of these matters may be found in the Company’s Definitive Proxy Statement issued pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed with the SEC on October 16, 2007 and incorporated herein by reference.

The annual meeting of the stockholders of the Company was held November 12, 2007 at the offices of Kirkpatrick & Lockhart Preston Gates Ellis LLP, 599 Lexington Avenue, New York, New York.  All proposals submitted to shareholders were approved. The results of the voting were as follows:

Proposal 1: Election of Directors

Name	For	Against
Wo Hing Li	29,593,064	146,600
Hai Sheng Chen	29,553,563	186,101
Tung Kuen Tsui	29,552,862	186,802
Che Kin Lui	29,553,365	186,299
David Peter Wong	29,553,621	186,043

Proposal 2:  Approval of change in state of incorporation from Colorado to Delaware by approving and adopting an Agreement and Plan of Merger providing for the merger of the Company into its wholly-owned subsidiary, China Precision Steel, Inc., a Delaware corporation:

For	Against	Abstain
24,171,529	27,986	4,272

Proposal 3:  Authority to issue an undetermined number of shares of Company Common Stock, shares of preferred stock convertible into Company Common Stock or warrants to purchase Company Common Stock, in an aggregate amount of up to 11,213,443 shares of Common Stock, in connection with capital raising activities over the next 12 months and prior to the next annual meeting of the Company’s Stockholders, at a price and on the terms to be determined by the Company’s Board of Directors:

For	Against	Abstain
23,948,330	229,672	25,785

ITEM 5.   OTHER INFORMATION

(a)  None.

(b)   None.

ITEM 6.   EXHIBITS

(a)   Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

2.1	Certificate of Ownership and Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.1)

2.2	Agreement and Plan of Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.2)

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.1)

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.2)

4.1	Specimen Certificate for Common Stock

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.4)

4.5	Form of Warrant, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.5)

4.6	Form of Placement Warrant to Roth Capital Partners, LLC, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.6)

10.1	Form of Subscription Agreement, dated November 1, 2007, among the Company and the Buyers (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 10.1)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-K for the year ended June 30, 2007)

23	Consent of Murrell, Hall, McIntosh & Co. PLLP

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report and Certification of Inspector of Elections, dated November 12, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date: February 14, 2008	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

2.1	Certificate of Ownership and Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.1)

2.2	Agreement and Plan of Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.2)

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.1)

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.2)

4.1	Specimen Certificate for Common Stock

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.4)

4.5	Form of Warrant, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.5)

4.6	Form of Placement Warrant to Roth Capital Partners, LLC, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.6)

10.1	Form of Subscription Agreement, dated November 1, 2007, among the Company and the Buyers (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 10.1)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-K for the year ended June 30, 2007)

23	Consent of Murrell, Hall, McIntosh & Co. PLLP

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report and Certification of Inspector of Elections, dated November 12, 2007