Form 10-Q
period 2008-03-31
China Precision Steel, Inc.
filed 2008-05-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 15, 2008, there were 45,896,288 shares of the Company’s common stock outstanding.

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended March 31, 2008

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at, March 31, 2008 (unaudited) and June 30, 2007 (audited)	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007	5

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the nine months ended March 31, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

	Part II - Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

Signatures		34

Part I - Financial Information

Item 1. Financial Statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		March 31,	June 30,
	Notes	2008	2007

Assets

Current assets
Cash and equivalents		$14,295,503	$5,504,862
Accounts receivable
Trade, net of allowances of $994,313 and $273,461 at March 31, 2008 and June 30, 2007, respectively		25,406,355	8,242,044
Bank acceptance notes		4,197,091	-
Other		4,794,735	85,708
Inventories	5	19,594,824	15,723,704
Deposits		-	82,758
Prepaid expenses		429,556	-
Advances to suppliers, net of allowance of $2,466,098 and $3,502,184 at March 31, 2008 and June 30, 2007, respectively		38,527,179	11,699,918

Total current assets		107,245,243	41,338,994

Property and equipment
Land use rights		1,869,205	1,124,583
Property and equipment, net	6	35,657,690	29,238,227
Construction-in-progress	7	12,344,841	10,355,763

		49,871,736	40,718,573

Goodwill		99,999	99,999

Total assets		$157,216,978	$82,157,566

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$11,179,506	$4,855,932
Advances from customers	8	6,896,092	1,720,812
Other taxes payables		3,431,415	816,554
Current income taxes payable		4,373,885	1,892,866
Deferred income taxes payable		-	1,064,028
Amounts due to directors	9	2,807,353	-
Current portion of long-term debt		-	6,163,445
Notes payable	10	17,400,194	9,842,520

Total current liabilities		46,088,445	26,356,157

Long-term debt, net of current portion shown above	11	-	6,878,714

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2008 and June 30, 2007;	14
Common stock: $0.001 par value, 62,000,000 shares authorized, 45,896,288 and 37,378,143 issued and outstanding March 31, 2008 and June 30, 2007	14	45,896	37,378
Additional paid-in capital	14	73,643,064	31,867,063
Accumulated other comprehensive income		7,745,138	2,192,160
Retained earnings		29,694,435	17,008,238

Total stockholders' equity		111,128,533	51,104,839

Amounts due from directors	9	-	(2,182,144)

Total liabilities and stockholders' equity		$157,216,978	$82,157,566

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2008	2007	2008	2007

Revenues
Sales revenues		$18,723,842	$11,610,673	$59,189,060	$37,121,603
Cost of goods sold		13,399,010	8,240,743	42,172,998	26,635,693

Gross profit		5,324,832	3,369,930	17,016,062	10,485,910

Operating expenses
Selling expenses		203,477	92,315	484,926	196,705
Administrative expenses		699,221	1,411,106	2,031,816	2,096,031
Provision for bad debts		10,150	-	661,930	-
Depreciation and amortization expense		17,155	11,062	46,585	32,324

Total operating expenses		930,003	1,514,483	3,225,257	2,325,060

Income from continuing operations		4,394,829	1,855,447	13,790,805	8,160,850

Other income (expense)
Other revenues		152,894	53,436	945,304	53,436
Interest and finance costs		(415,863)	(196,787)	(1,174,864)	(514,869)

Total other income (expense)		(262,969)	(143,351)	(229,560)	(461,433)

Net income from continuing operations before income tax		4,131,860	1,712,096	13,561,245	7,699,417

Provision for (benefit from) income tax	12
Current		1,598,777	1,196,573	2,047,911	2,091,886
Deferred		(2,089,956)	(880,694)	(1,172,863)	(966,099)

Total income tax expense		(491,179)	315,879	875,048	1,125,787

Net income before discontinued operations		4,623,039	1,396,217	12,686,197	6,573,630

Net income from discontinued operations	16	-	-	-	831,448

Net income		$4,623,039	$1,396,217	$12,686,197	$7,405,078

Basic earnings per share	15
From continuing operations		$0.10	$0.05	$0.30	$0.26
From discontinued operations		$-	$-	$-	$0.03
Total		$0.10	$0.05	$0.30	$0.29

Basic weighted average shares outstanding		45,896,288	28,946,086	42,088,128	25,815,157

Diluted earnings per share	15
From continuing operations		$0.10	$0.05	$0.30	$0.26
From discontinued operations		$-	$-	$-	$0.03
Total		$0.10	$0.05	$0.30	$0.29

Diluted weighted average shares outstanding		46,365,778	29,387,360	42,555,912	25,960,101

The Components of comprehensive income:
Net income		$4,623,039	$1,396,217	$12,686,197	$7,405,078
Foreign currency translation adjustment		3,548,639	335,929	5,552,978	990,914

Comprehensive income		$8,171,678	$1,732,146	$18,239,175	$8,395,992

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net Income	$12,686,197	$7,405,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,841,947	1,095,981
Less income from discontinued operations - Oralabs, Inc	-	(831,448)
Allowance for bad and doubtful debts	661,930	519,614
Warrants issued for consulting	-	447,993
Net changes in assets and liabilities:
Accounts receivable, net	(26,067,887)	8,200,648
Inventories	(2,616,526)	(11,548,066)
Deposits	89,361	(225,887)
Prepayments	(429,556)	-
Advances to suppliers	(25,893,725)	(6,197,997)
Accounts payable and accrued expenses	5,702,234	1,439,529
Advances from customers	5,037,976	984,523
Other taxes payable	2,657,687	108,450
Current income taxes	2,329,987	2,513,992
Deferred income taxes	(1,148,927)	(960,262)

Net cash (used in) provided by operating activities	(25,149,302)	2,952,148

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(7,512,290)	(10,329,164)

Net cash (used in) investing activities	(7,512,290)	(10,329,164)

Cash flows from financing activities
Sale of common stock	44,375,282	19,416,533
Advances from directors, net	2,464,868	(3,708,722)
Notes payable proceeds	16,446,667	12,280,943
Repayments of notes payable	(23,757,121)	(10,204,006)

Net cash provided by financing activities	39,529,696	17,784,748

Effect of exchange rate	1,922,537	990,914

Net increase in cash	8,790,641	11,398,646

Cash and cash equivalents, beginning of period	5,504,862	186,955

Cash and cash equivalents, end of period	$14,295,503	$11,585,601

Supplemental disclosure of cash flow information

Interest paid	$1,174,864	$572,089
Taxes paid	$-	$-
Issuance of 2,798,191 shares of stock for syndication fees	$-	$8,394,573
Issuance of 100,000 warrants for services	$-	$562,731
Issuance of 1,300,059 warrants for syndication fees	$-	$2,770,349
Fixed asset purchases in accounts payable	$233,885	$-

The accompanying notes are an integral part of these financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2007 and the Nine Months Ended March 31, 2008
(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contribution from waiver of dividend	-	-	3,953,794			3,953,794
Foreign currency translation adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(130,468)	-	-	(130,468)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	189,205	189	(189)	-	-	-
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)
Foreign currency translation adjustment	-	-	-	5,552,978	-	5,552,978
Net income	-	-	-	-	12,686,197	12,686,197

Balance at March 31, 2008	45,896,288	$45,896	$73,643,064	$7,745,138	$29,694,435	$111,128,533

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2007 and March 31, 2008. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Co., Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Precision Steel, Inc. and subsidiaries as of March 31, 2008 and the results of their operations for the three and nine months ended March 31, 2008 and 2007, and cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the three and nine months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2008.

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At March 31, 2008 and June 30, 2007, the Company had $994,313 and $273,461 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,466,098 and $3,502,184 at, March 31, 2008 and June 30, 2007, respectively.

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

Buildings	10 years
Office equipment	5 years
Motor vehicles	5 years
Machineries	10 years

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2008 and 2007, the Company capitalized $0 and $1,036,812, respectively, of interest to construction-in-progress.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

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

Foreign Currencies - The Company’s principal country of operations is in the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Transactions not conducted in Renminbi are translated into Renminbi at the exchange rates prevailing at the times of such transactions. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three and nine months ended March 31, 2008, the Company’s pension cost charged to the statements of operations under the plan amounted to $83,273 and $215,931, respectively, all of which have been paid to the State Pension Fund (2007: $36,532 and $110,695, respectively).

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2008 and June 30, 2007 because of the relatively short-term maturity of these instruments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

4.  Concentrations of Business and Credit Risk

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $25,406,355 and $8,242,044 as of March 31, 2008 and June 30, 2007, respectively.

The Company’s list of customers whose purchases exceeded 10% of total sales during the nine months ended March 31, 2008 and 2007 is as follows:

Customers	March 31, 2008	% to sales	March 31, 2007	% to sales
Shanghai Changshuo Stainless Steel Company, Ltd	$14,174,957	24	$—	—
Shanghai Bayou Trade Co., Ltd.	10,854,529	18	—	—
Shanghai Shengdejia Metal Products Limited	8,232,801	14	—	—
Sinosteel Company Limited	—	—	4,805,195	13

5.    Inventories

As of March 31, 2008 and June 30, 2007 inventory consisted of the following:

	March 31, 2008	June 30, 2007
Raw materials	$9,668,424	$13,026,530
Work in progress	3,631,070	-
Finished goods	6,295,330	2,697,174
	$19,594,824	$15,723,704

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2008	June 30, 2007
Plant and machinery	$19,840,572	$21,087,245
Buildings	21,093,420	11,361,207
Motor vehicles	359,482	283,534
Office equipment	78,519	85,560
	41,371,993	32,817,546
Less: Accumulated depreciation	(5,714,303)	(3,579,319)
	$35,657,690	$29,238,227

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and nine months ended March 31, 2008, depreciation totaling $770,556 and $1,430,250, respectively, was included as a component of cost of goods sold (2007: $467,514 and $1,063,658, respectively).

7.  Construction-In-Progress

As of March 31, 2008 and June 30, 2007, construction-in-progress consisted of the following:

	March 31, 2008	June 30, 2007
Construction costs of plant and machinery	$12,344,841	$10,355,763

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue. As of March 31, 2008 and June 30, 2007, there were advances from customers of $6,896,092 and $1,720,812, respectively.

9.    Transactions with Related Parties

Amounts due to (from) directors as of March 31, 2008 and June 30, 2007 are as follows:

Name	March 31, 2008	June 30, 2007
Wo Hing Li	$2,852,704	$(2,590,763)
Hai Sheng Chen	(45,351)	408,619
	$2,807,353	$(2,182,144)

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

10.  Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2008	June 30, 2007
Bank loan dated September 22, 2005, due December 31, 2007 with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$9,842,520

Bank loan dated August 1, 2007, due in one year with a interest rate of the Singapore Interbank Offered Rate (SIBOR) plus 3% (5.72% at March 31, 2008)	5,300,000	—

Bank loan dated August 1, 2007, due in one year with a interest rate of 13% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery (8.44% at March 31, 2008)	3,030,029	—

Bank loan dated July 26, 2007, due in one year with a interest rate of 15% over the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings, plant and machinery (8.59% at March 31, 2008)	9,070,165	—

	$17,400,194	$9,842,520

The weighted average interest rate on short-term loans at March 31, 2008 was 7.69%.

11.  Long-Term Debts - Secured

	March 31, 2008	June 30, 2007
Long-term debts:

Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 3% over the 10% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	$—	$6,163,445

Bank loan dated September 22, 2005, due August 31, 2009, at an interest rate of 15% the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land, buildings and machinery	—	6,878,714

Total long-term debt	—	13,042,159
Less: Current portion of long-term debts	—	6,163,445

Long-term debts	$—	$6,878,714

12.  Income Tax

For enterprise income tax reporting purposes, the Company reports income and expenses on a tax basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expense.

The tax holiday resulted in tax savings as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Tax savings	$1,715,718	$315,879	$3,158,499	$1,023,932

Benefit per share
Basic	$0.04	$0.01	$0.10	$0.04
Diluted	$0.04	$0.01	$0.10	$0.04

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2008 and June 30, 2007 are as follows:

Deferred tax assets and liabilities:	March 31, 2008	June 30, 2007

Book depreciation in excess of tax depreciation	$77,143	$39,918

Timing differences resulting from reporting for tax purposes	443,561	(1,103,946)

Net deferred income tax asset (liability)	520,704	$(1,064,028)
Valuation allowance	(520,704)	-

	-	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Computed tax at the federal statutory rate of 34%	$1,404,833	$582,113	$4,610,823	$2,617,802
Less adjustment to EIT statutory rate of 27%	(289,231)	(119,847)	(949,287)	(538,959)
Tax effect of US losses not deductible in PRC	108,937	172,733	372,011	172,733
Deferred taxes	-	(3,241)	-	(101,857)
Benefit of tax holiday	(1,715,718)	(315,879)	(3,158,499)	(1,023,932)

Income tax expense per books	$(491,179)	$315,879	$875,048	$1,125,787

Income tax expense (benefit) consists of:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Income tax expense (benefit) for the current year PRC	$1,598,777	$1,196,573	$2,047,911	$2,091,886
Deferred income tax expense (benefit) - PRC	(2,089,956)	(880,694)	(1,172,863)	(966,099)
Income tax expense per books	$(491,179)	$315,879	$875,048	$1,125,787

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

14.  Equity

In connection with a Stock Purchase Agreement, dated February 16, 2007 (the “Stock Purchase Agreement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement valued at $2,770,349. The value of the warrants was considered syndication fees and was recorded to additional paid-in capital.

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

Information with respect to stock warrants outstanding are as follows:

Exercise Price	Outstanding June 30, 2007	Granted	Expired or Exercised	Outstanding March 31, 2008	Expiration Date
$3.00	1,300,059	-0-	(275,000)	1,025,059	02/22/2011
$3.60	100,000	-0-	-0-	100,000	02/22/2010
$8.45	-0-	1,420,000	-0-	1,420,000	11/06/2010
$7.38	-0-	225,600	-0-	225,600	11/06/2010

Pursuant to Section 5.1 of the Stock Purchase Agreement, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ended June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors. Such issuance was effected on October 15, 2007. No additional consideration was received by the Company in connection with this issuance of shares of Common Stock.

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

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and were recorded to additional paid-in capital. The Company intends to use the net proceeds for repayment of certain existing bank debt in the amount of approximately $22 million, capital expenditures related to the annealing furnace and construction of the third reverse rolling mill and related capital expenditures in the amount of approximately $18 million, and the balance for general corporate purposes. Long-term bank loans of $13,042,159 were paid during the three months ended March 31, 2008.

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

For the nine months ended March 31, 2008, dilutive shares include outstanding warrants to purchase 1,025,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. Warrants to purchase 1,420,000 shares at an exercise price of $8.45; and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive. For the nine months ended March 31, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2008:
Net income	$4,623,039
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$4,623,039	45,896,288	$0.10
Effect of dilutive securities:
Warrants		469,490
Diluted EPS income available to common shareholders	$4,623,039	46,365,778	$0.10

For the three months ended March 31, 2007:
Net income	$1,396,217
Less net income from discontinued operations	$-
Basic EPS income available to common shareholders	$1,396,217	28,946,086	$0.05
Effect of dilutive securities:
Warrants		441,274
Diluted EPS income available to common shareholders	$1,396,217	29,387,360	$0.05

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2008:
Net income	$12,686,197
Less Net income from discontinued operations	$-
Basic EPS income available to common shareholders	$12,686,197	42,088,128	$0.30
Effect of dilutive securities:
Warrants		467,784
Diluted EPS income available to common shareholders	$12,686,197	42,555,912	$0.30

For the nine months ended March 31, 2007:
Net income	$7,405,078
Less net income from discontinued operations	$990,914
Basic EPS income available to common shareholders	$8,395,992	25,815,157	$0.26
Effect of dilutive securities:
Warrants		144,944
Diluted EPS income available to common shareholders	$8,395,992	25,960,101	$0.29

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

Summarized selected financial information for discontinued operations for the three and nine months ended March 31, 2008, and 2007 is as follows:

	Three months ended:		Nine months ended
	March 31,	March 31,	March 31	March 31
	2008	2007	2008	2007

Revenues	$-0-	$-0-	$-0-	$9,404,000
Income before tax	-0-	-0-	-0-	1,023,000
Income taxes	-0-	-0-	-0-	192,000
Income from discontinued operations	$-0-	$-0-	$-0-	$831,000

As of March 31, 2008, there were no assets or liabilities associated with OraLabs, Inc.

17.  Commitments

As of, March 31, 2008, the Company had $4,113,480 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Chengtong’s production facilities.

18. Other events

On November 12, 20007, at the Annual Meeting of the Company’s shareholders, the Company’s shareholders approved the reincorporation of the Company in the state of Delaware. The reincorporation was effected on November 16, 2007 through a merger with and into the Company’s wholly-owned subsidiary.

19. VAT adjustment

An adjustment to increase sales for the first and second quarter by $3,238,801 to reflect the correction of the offset of VAT taxes from net sales has been reflected in these financials statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q contains statements that constitute “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or expectation of the Company, its directors or its officers with respect to events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Quarterly Report on Form 10-Q are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. More information on these risks and uncertainties, many of which are beyond the Company’s control, is set forth under Part II, Item 1A, “Risk Factors,” in the Company’s Form 10-K filed on October 26, 2007.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2008 (unaudited) and June 30, 2007, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine month periods ended March 31, 2008 and 2007.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. and our subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the nine months ended March 31, 2008 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the three and nine months ended March 31, 2008 and 2007. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the nine months ended March 31, 2008 and 2007. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net income before tax increased by $2,419,764, or 141%, period-on-period to $4,131,860 for the three months ended March 31, 2008 from $1,712,096 for the three months ended March 31, 2007 and gross profit increased by $1,954,902, or 58%, period-on-period.

Gross Profit

Gross profits in absolute terms increased by $1,954,902, or 58%, period-on-period to $5,324,832 for the three months ended March 31, 2008 from $3,369,930 for the three months ended March 31, 2007, while gross profit margin slightly decreased to 28.4% for the three months ended March 31, 2008 from 29.0% for the three months ended March 31, 2007. The decrease in gross profit margin principally resulted from a change in sales mix over the three months ended March 31, 2008, during which no high end cold-rolled steel was produced.

Sales Revenues. Sales volume increased by 8,163 metric tons, or 50.7%, period-on-period to 24,273 metric tons for the three months ended March 31, 2008 from 16,110 tons for the three months ended March 31, 2007.  As a result, sales revenues increased by $7,113,169, or 61.3%, period-on-period to $18,723,842 for the three months ended March 31, 2008 from $11,610,673 for the three months ended March 31, 2007. We believe that the increases in sales and sales revenues are a direct result of increase in volume produced and shipped, especially the production and exporting of additional low carbon hard-rolled steel coils, as well as the subcontracting work during the quarter that was not done in the quarter ended March 31, 2007.

Average cost of production per ton increased to $552 for the three months ended March 31, 2008 compared to an average cost of production per ton of $512 for the three months ended March 31, 2007, representing an increase of $40 per ton, or 7.8%, period-on-period. The 1400 mm cold-roll mill which became operational at the beginning of October 2006 is now operating at approximately 50% of design capacity and will likely take another two years to reach its maximum production speed and capacity.

Sales by Product Line. A break-down of our sales by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	7,196	5,362,597	28.7	8,739	5,233,213	45.0	(1,543)
Low carbon hard rolled	5,178	3,562,724	19.0	378	262,340	2.3	4,800
High-carbon cold-rolled	3,270	4,011,039	21.4	2,309	3,583,283	30.9	961
High-carbon hot-rolled	1,592	1,447,782	7.7	4,511	2,334,225	20.1	(2,919)
Sales of scrap metal	—	296,863	1.6	—	—	—	—
Subcontracting income	7,037	4,042,838	21.6	—	—	—	7,037
High end cold- rolled	—	—	—	173	197,612	1.7 173	(173)
Total	24,273	18,723,842	100.0	16,110	11,610,673	100

There were various changes in the break-down of sales among our product lines over the three months ended March 31, 2008 as we have been ramping up the capacity of the additional mill since October 2006 and are in the process of developing new products and new markets. High-carbon hot-rolled steel products only accounted for 7.7% of the current sales mix at an average selling price of $909 per ton for the three months ended March 31, 2008 compared to 20.1% of the sales mix at an average selling price per ton of $517 for the three months ended March 31, 2007. The low-carbon cold-rolled steel products accounted for 28.7% of the current sales mix at an average selling price of $745 per ton for the three months ended March 31, 2008 compared to 45.0% of the sales mix at an average selling price per ton of $599 for the three months ended March 31, 2007 as a result of production of higher precision products in this category. Low carbon hard-rolled steel, which is also our exported precision steel products, was 2.3% of sales during the three months ended March 31, 2007, accounted for $3,562,724, or 19.0%, of the current sales mix at an average selling price of $688 per ton for the three months ended March 31, 2008.

We strive to find an appropriate sales mix that provides us with the stability and cash flows, along with the higher margin provided by high precision and individually customized cold-rolled steel products. Management continues to take appropriate action to develop new products and optimize our product mix without adversely affecting overall sales volume and margins. Management believes that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation and that our unique capabilities and know-how give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments, customers and markets.

	Three Months Ended March 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	745	599	146	24.4
Low-carbon hard rolled	688	694	(6)	(0.9)
High-carbon cold-rolled	1,227	1,552	(325)	(20.9)
High-carbon hot-rolled	909	517	392	75.8
Subcontracting income	575	—	575	100
High-end cold-rolled	—	1,142	(1,142)	(100))

The average unit selling price per ton generated increased to $771 per ton for the three months ended March 31, 2008 compared to the corresponding period in 2007 of $721, representing an increase of $50, or 6.9%, period-on-period. This increase was due to changes in our sales mix during the quarter to focus on high quality high margin products and subcontracting work. Sales of high-carbon cold-rolled steel products have increased by 961 metric tons, or 41.6%, period-on-period to 3,270 metric tons for the three months ended March 31, 2008 compared to 2,309 metric tons for the three months ended March 31, 2007. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $325, or 20.9%, to $1,227 in the three months ended March 31, 2008 as compared to an average selling of $1,552 in the three months ended March 31, 2007. This product accounted for $4,011,039, or 21.4%, of the total sales mix for the three months ended March 31, 2008 compared to $3,583,283, or 30.9%, of the sales mix for the three months ended March 31, 2007.

Sales Breakdown by Major Customer.

	Three Months Ended March 31
Customers	2008 ($ )	% to sales	2007 ($ )	% to sales

Shanghai Baosteel Stainless Steel Processing and Distribution Co., Ltd.	3,906,047	21	*	*
Shanghai Bayou Trading Co., Ltd	1,628,451	9	*	*
Shanghai Shengdejia Metal Products Co., Ltd.	1,223,316	6	*	*
Shanghai Changshuo Stainless Steel Processing Co. Ltd.	706,998	4	*	*
Unimax & Far Corporation	526,322	3	*	*
Sinosteel Company Limited	*	*	1,585,399	14
Hangzhou Relian Company Limited	*	*	1,373,785	12
Nuoying International (HK) Co. Limited	*	*	1,411,803	12
Hubei Dafan Vehicle Enterprise Co. Limited	*	*	475,908	4
Shanghai Bayou Industrial Limited	*	*	319,957	3
	7,991,134	43	5,166,852	45
Others	10,732,709	57	6,443,821	55
Total	18,723,842	100	11,610,673	100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 43% for the three months ended March 31, 2008 as compared to 45% for the three months ended March 31, 2007. The top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales.

	Three Months Ended March 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	10,685,196	6,781,677	3,903,519	57.6
- Direct labor	134,404	128,675	5,729	4.5
- Factory overhead	2,579,410	1,330,391	1,249,019	93.9
	13,399,010	8,240,743	5,158,267	62.6

Cost per units sold
Total units sold	24,273	16,110	8,163	50.7
Average cost per unit sold	552	512	40	7.8

Cost of sales increased by $5,158,267, or 62.6%, period-on-period to $13,399,010 for the three months ended March 31, 2008 from $8,240,743 for the three months ended March 31, 2007. Cost of sales represented 71.6% of sales revenues for the three months ended March 31, 2008 compared to 71.0% for the three months ended March 31, 2007. Average cost per ton sold increased by $40, or 7.8%, period-on-period to $552 per ton for the three months ended March 31, 2008 from $512 per ton for the three months ended March 31, 2007. Meanwhile, the average selling price per ton increased by $50 per ton, or 6.9%, period-on-period to $771 per ton for the three months ended March 31, 2008 from $721 per ton for the three months ended March 31, 2007.

Management believes that the increase in cost of sales is represented by the combined effect of:

•
significant increase in sales of 5,178 metric tons of low-carbon hard-rolled steel (compared to 378 metric tons for the three months ended March 31, 2007) was generated at an average selling price of $688 per ton for the three months ended March 31, 2008.

•
sales of 3,270 metric tons of high-carbon cold-rolled steel (compared to 2,309 metric tons for the three months ended March 31, 2007) generated at an average selling price of $1227 per ton (compared to $1,552 per ton for the three months ended March 31, 2007) for the three months ended March 31, 2008;

•
sales of low-carbon cold-rolled steel at a lower 7,196 metric tons (compared to 8,739 metric tons for the three months ended March 31, 2007) was generated at an average selling price of $745 per ton (compared to $599 for the three months ended March 31, 2007) for the three months ended March 31, 2008;

The cost of raw materials consumed increased by $3,903,519, or 57.6%, period-on-period to $10,685,196 for the three months ended March 31, 2008 from $6,781,677 for the three months ended March 31, 2007. This increase was mainly attributable to increases in sales volume by 8,163 metric tons, or 50.7%, period-on-period to 24,273 metric tons for the three months ended March 31, 2008 from 16,110 metric tons for the three months ended March 31, 2007 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced increased by $40 per ton, or 7.8%, period-on-period to $552 per ton for the three months ended March 31, 2008 from $512 per ton for the three months ended March 31, 2007.

Manufacturing overhead costs increased by $1,249,019, or 93.9%, period-on-period to $2,579,410 for the three months ended March 31, 2008 from $1,330,391 for the three months ended March 31, 2007. The increase was mainly attributable to the combined effect of an increase in utilities by $304,656, or 216%, period-on-period to $445,437 for the three months ended March 31, 2008 from $140,781 for the three months ended March 31, 2007, an increase in consumables by $406,632, or 162%, period-on-period to $656,994 for the three months ended March 31, 2008 from $250,362 for the three months ended March 31, 2007.

Expenses

Selling Expenses. Selling expenses increased by $111,162, or 120%, period-on-period, to $203,477 for the three months ended March 31, 2008 compared to the corresponding period in 2007 of $92,315. The increase was mainly attributable to increases in transportation, which rose by 109% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B. and we incur transportation costs to the port of shipment, plus loading costs, as well as an increase in the frequency of deliveries.

Administrative Expenses. Administrative expenses decreased by $711,885, or 50.4%, period-on-period, to $699,221 for the three months ended March 31, 2008 compared to the comparable period in 2007. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the quarter and we become more familiar with the rules and regulations as a listed company. There were increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs. Net finance cost increased 111% period-on-period as a result of the increase in total interest expense to 415,863 for 2008 compared to $196,787 for 2007.

Nine Months Ended March 31, 2008 Compared To Nine Months Ended March 31, 2007

Net income before tax increased by $5,861,828, or 76.1%, period-on-period to $13,561,245 for the nine months ended March 31, 2008 from $7,699,417 for the nine months ended March 31, 2007 and gross profit increased by $6,530,152, or 62.3%, period-on-period.

Gross Profit

Gross profits in absolute terms increased by $6,530,152, or 62.3%, period-on-period to $17,016,062 for the nine months ended March 31, 2008 from $10,485,910 for the nine months ended March 31, 2007, while gross profit margin increased to 28.7% for the nine months ended March 31, 2008 from 28.2% for the nine months ended March 31, 2007. The increase in gross profits is mainly attributable to increase in sales during the nine months ended March 31, 2008. The increase in gross profit margin principally resulted from a change in sales mix over the nine months ended March 31, 2008, which produced increased sales of higher margin steel products.

Sales Revenues. Sales volume increased by 32,048 metric tons, or 70.3%, period-on-period to 77,651 metric tons for the nine months ended March 31, 2008 from 45,603 tons for the nine months ended March 31, 2007.  As a result, sales revenues increased by $22,067,457, or 59.4%, period-on-period to $59,189,060 for the nine months ended March 31, 2008 from $37,121,603 for the nine months ended March 31, 2007. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the continuous building of our brand both inside and outside China among users of precision steel products.

Average cost of production per ton decreased to $543 for the nine months ended March 31, 2008 compared to an average cost of production per ton of $584 for the nine months ended March 31, 2007, representing an decrease of $41 per ton, or 7.0%, period-on-period. The 1400 mm cold-roll mill which became operational in October 2006 is now operating at approximately 50% of design capacity. Greater production capacity and more flexibility in our sales mix has resulted in a decrease in the average cost of production during the nine months ended March 31, 2008.

Sales by Product Line. A break-down of our sales by product line for the nine months ended March 31, 2008 and 2007 is as follows:

	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	24,958	19,561,692	33.0	26,558	16,046,675	43.2	(1,600)
Low carbon hard rolled	12,462	8,235,950	13.9	2,344	436,242	1.2	10,118
High-carbon cold-rolled	15,726	21,523,894	36.4	4,116	8,164,065	22.0	11,610
High-carbon hot-rolled	6,846	3,620,677	6.1	12,026	7,226,249	19.5	(5,180)
Low carbon acid wash	-	-	-	14	5,686	0.0	(14))
High end cold-rolled	-	-	-	545	5,242,686	14.1	(545)
Sales of Scrap Metal	-	781,238	1.3	-	-	-	-
Subcontracting income	17,659	5,465,609	9.3	-	-	-	17,659
Total	77,651	59,189,060	100.0	45,603	37,121,603	100.0

There were various changes in the break-down of sales among our product lines over the nine months ended March 31, 2008 as we have been ramping up the capacity of the additional mill since October 2006 and are in the process of developing new products and new markets. High-carbon hot-rolled steel products only accounted for 6.1% of the current sales mix at an average selling price of $529 per ton for the nine months ended March 31, 2008 compared to 19.5% of the sales mix at an average selling price per ton of $601 for the nine months ended March 31, 2007. The lower priced low-carbon cold-rolled steel products accounted for 33.0% of the current sales mix at an average selling price of $784 per ton for the nine months ended March 31, 2008 compared to 43.2% of the sales mix at an average selling price per ton of $604 for the nine months ended March 31, 2007. Low carbon hard-rolled steel, accounted for 13.9%, of the current sales mix at an average selling price of $661 per ton for the nine months ended March 31, 2008 compared to 1.2% of the sales mix at an average selling price per ton of $186 for the nine months ended March 31, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows, along with the higher margin provided by high precision and individually customized cold-rolled steel products. Management continues to take appropriate action to develop new products and optimize our product mix without adversely affecting overall sales volume and margins. Management believes that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation and that our unique capabilities and know-how give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments, customers and markets.

	Nine months Ended December 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	784	604	180	8.3%
Low-carbon hard rolled	661	186	475	255.4%
High-carbon cold-rolled	1,369	1,983	(614)	(31.0%)
High-carbon hot-rolled	529	601	(72)	(12.0%)
Low -carbon acid wash	—	406	(406)	(100.0%)
High end cold-rolled	—	9,620	(9,620)	(100.0%)
Subcontracting income	310	—	310	100.0%

The average unit selling price per ton generated decreased to $762 per ton for the nine months ended March 31, 2008 compared to the corresponding period in 2007 of $814, representing a decrease of $52, or 6.4%, period-on-period. This decrease was due to changes in the sales mix for the nine months ended March 31, 2008 as compared to 2007. Sales of high-carbon cold-rolled steel products have increased by 11,610 metric tons, or 282%, period-on-period to 15,726 metric tons for the nine months ended March 31, 2008 compared to 4,116 metric tons for the nine months ended March 31, 2007. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $614, or 31%, to $1,369 in the nine months ended March 31, 2008 as compared to an average selling of $1,983 in the nine months ended March 31, 2007. This product accounted for $21,523,894, or 36.4%, of the total sales mix for the nine months ended March 31, 2008 compared to $8,164,065, or 22%, of the sales mix for the nine months ended March 31, 2007.

Sales Breakdown by Major Customer.

	Nine months Ended December 31
Customers	2008 ($ )	% to sales	2007 ($ )	% to sales

Shanghai Changshuo Steel Company Ltd	14,174,957	24	*	*
Shanghai Bayou Trade Co. Ltd.	10,854,529	18	*	*
Shanghai Shengdejia Metal Products Co., Ltd	8,232,801	14	*	*
Shanghai Baosteel Stainless Steel Processing and Distribution Co., Ltd	4,113,827	7	*	*
Shanghai Wozi Jintian Saw Blade Co., Ltd	1,429,622	2	*	*
Sinosteel Company Limited	-- *	*	4,805,195	13
Hangzhou Relian Company Limited	*	*	3,308,317	9
Nuoying International (HK) Co. Limited	*	*	3,120,068	8
Weitu Technology(Shanghai) Co., Ltd	*	*	953,509	3
Hubei Dafan Vehicle Enterprise Co. Limited	*	*	947,010	2
	38,805,736	65	13,134,099	35
Others	20,383,324	35	23,987,504	65
Total	59,189,060	100	37,121,603	100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales increased to 65% for the nine months ended March 31, 2008 as compared to 35% for the nine months ended March 31, 2007. The top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales.

	Nine months Ended December 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	35,954,929	23,116,946	12,837,983	55.5
- Direct labor	484,872	465,067	19,805	4.3
- Factory overhead	5,733,197	3,053,680	2,679,517	87.7
	42,172,998	26,653,693	15,537,305	58.3

Cost per units sold
Total units sold	77,651	45,603	32,048	70.3
Average cost per unit sold	543	584	(41)	(7.0)

Cost of sales increased by $15,537,305 or 58.3%, period-on-period to $42,172,998 for the nine months ended March 31, 2008 from $26,653,693 for the nine months ended March 31, 2007. Cost of sales represented 71.3% of sales revenues for the nine months ended March 31, 2008 compared to 71.8% for the nine months ended March 31, 2007. Average cost per ton sold decreased by $41, or 7.0%, period-on-period to $543 per ton for the nine months ended March 31, 2008 from $584 per ton for the nine months ended March 31, 2007. Meanwhile, the average selling price per ton decreased by $52 per ton, or 6.4%, period-on-period to $762 per ton for the nine months ended March 31, 2008 from $814 per ton for the nine months ended March 31, 2007.

The raw materials cost component relative to sales revenues increased to 60.7% for the nine months ended March 31, 2008 compared to 62.3% for the nine months ended March 31, 2007. This was attributable to changes in the production mix of products with different gross margins in the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007.  This mix of lower margin products, primarily produced in the first quarter, was related to a decision by management to reduce levels of raw materials inventory to a more healthy level.

Management believes that the increase in cost of sales is represented by the combined effect of:

•
sales of 15,726 metric tons of high-carbon cold-rolled steel (compared to 4,116 metric tons for the nine months ended March 31, 2007) generated at an average selling price of $1,369 per ton (compared to $1,983 per ton for the nine months ended March 31, 2007) for the nine months ended March 31, 2008; and

•
sales of 12,462 metric tons of low-carbon hard-rolled steel (compared to 2,344 metric tons at an average selling price of $186 for the nine months ended March 31, 2007) generated at an average selling price of $661 per ton for the nine months ended March 31, 2008.

The cost of raw materials consumed increased by $12,837,983, or 55.5%, period-on-period to $39,954,929 for the nine months ended March 31, 2008 from $23,116,946 for the nine months ended March 31, 2007. This increase was mainly attributable to increases in sales volume by 32,048 metric tons, or 70.3%, period-on-period to 77,651 metric tons for the nine months ended March 31, 2008 from 45,603 metric tons for the nine months ended March 31, 2007 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced decreased by $44 per ton, or 8.7%, period-on-period to $463 per ton for the nine months ended March 31, 2008 from $507 per ton for the nine months ended March 31, 2007.

Manufacturing overhead costs increased by $2,679,517, or 87.7%, period-on-period to $5,733,197 for the nine months ended March 31, 2008 from $3,053,680 for the nine months ended March 31, 2007. The increase was mainly attributable to the combined effect of an increase in utilities by $863,157, or 337%, period-on-period to $1,119,244 for the nine months ended March 31, 2008 from $256,087 for the nine months ended March 31, 2007, and an increase in consumables by $1,160,277, or 308%, period-on-period to $1,537,044 for the nine months ended March 31, 2008 from $376,767 for the nine months ended March 31, 2007.

Expenses

Selling Expenses. Selling expenses increased by $288,221, or 147%, period-on-period, to $484,926 for the nine months ended March 31, 2008 compared to the corresponding period in 2007 of $196,705. The increase was mainly attributable to increases in transportation, which rose by 251% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B.  and we incur transportation costs to the port of shipment, plus loading costs, as well as an increase in the frequency of deliveries.

Administrative Expenses. Administrative expenses decreased by $64,215, or 3.1%, period-on-period, to $2,031,816 for the nine months ended March 31, 2008 compared to $2,096,031 in the comparable period in 2007. This decrease was chiefly due to reduction in the expenses relating to the Company’s SEC and NASDAQ compliance obligations.

Finance Costs. Net finance cost increased 128% period-on-period as a result of increases in total interest expense by $659,995 to $1,174,864 in 2008 compared to $514,869 for 2007.

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

Net cash flows used in operating activities for the nine months ended March 31, 2008 was $25,149,302 as compared with $2,952,148 provided by operating activities for the nine months ended March 31, 2007, for a net increase of $28,101,450.  This increase was due primarily to an increase in bank acceptance notes not previously held at June 30, 2007 and increases in advances to suppliers during the nine months ended March 31, 2008.

Net cash flows used in investing activities for the nine months ended March 31, 2008 was $7,512,290 as compared with $10,329,164 for the nine months ended March 31, 2007.  The decrease in investing activity was due to reduced construction during the nine months ended March 31, 2008 as compared to the same period in 2007.

Net cash flows provided by financing activities for the nine months ended March 31, 2008, was $39,529,696 as compared with $17,784,748 provided by financing activities for the nine months ended March 31, 2007. The nine months ended March 31, 2007 reflect borrowings which were incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2007 partially offset the bank borrowings. During the nine months ended March 31, 2008, the Company received $44 million in net proceeds from the sale of its equity securities, which will be used for repayment of certain bank debt, capital expenditures relating to the new facilities and working capital. Also during the nine months ended March 31, 2008, a director cancelled stock in the amount of $2 million which was applied against amounts owed by the director at June 30, 20007.

Current assets. Current assets increased significantly by $65,906,249, or 159.4%, period-on-period to $107,245,243 as of March 31, 2008 from $41,338,994 as of June 30, 2007, principally as a result of increases in cash and equivalents by $8,790,641, or 160%, period-on-period, accounts receivable by $17,164,311, or 208%, period-on-period, bank acceptance notes of $4,197,091, or 100%, period on period, inventories by $3,871,120, period on period.

Current liabilities. Current liabilities increased by $19,832,288, or 75.2%, period-on-period to $46,088,445 as of March 31, 2008 from $26,356,157 as of June 30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in current portion of long-term debt.

As of March 31, 2008, we had $17,400,194 in short term bank debt. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures.   During the nine months ended March 31, 2008, we invested $7,512,290 in property, production plants and equipment. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

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

OFF-BALANCE SHEET ARRANGEMENTS

For the three and nine months ended March 31, 2008, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

	At March 31, 2008 Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013 and Beyond
Contractual obligations:
Debt Obligations	$17,734,713	$17,734,713	$-	$-	$-
Construction Commitments	4,235,722	4,235,722	-	-	-
	$21,970,435	$21,970,435	$-	$-	$-

Bank Debt

Bank and other loans decreased by $5,484,485, or 24% period-on-period to $17,400,194 as of March 31, 2008 from $22,884,679 as of June 30, 2007. The decrease was attributable to the payoff of one of the outstanding loans.

Short-term bank loans

Short-term bank loans increased by $7,557,674 or 76.8%, period on period to $17,400,194 as of March 31, 2008 compared to $9,842,520 as of June 30, 2007.

Long-term bank loans

Long-term bank loans of $13,042,159 were paid during the nine months ended March 31, 2008.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Functional Currency and Translating Financial Statements— The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

•
Advances to Suppliers and from Customers - As is common practice in China, Chengtong will often make advance payments to its suppliers for materials, or receive advance payments from its customers. In some cases, the same party may be both a supplier to, and customer of, Chengtong. In such cases, Chengtong may make an advance to a third party as supplier and receive an advance from the same party as a customer. Chengtong’s practice is to offset such amounts against each other. We have established an allowance for doubtful accounts as a reserve against advances made to suppliers to the extent that the related goods are not received within ninety (90) days of the contract delivery date.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (FAS 161). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2008 the exchange rate was 7.012 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At March 31, 2008, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $20 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2 million at March 31, 2008.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At March 31, 2008, the Group’s total bank debt outstanding was $17,400,194, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.6 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $174,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At March 31, 2008, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.2 million at March 31, 2008.

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

The Group has no open derivative commodity instruments as of March 31, 2008 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Wo Hing Li, our President and Chief Executive Officer, and Leada Tak Tai Li, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures are effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed on October 26, 2007.

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

(a)  None.

(b)   None.

ITEM 6.  EXHIBITS

(a)   Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act*

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date: May 15, 2008	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

31(i).1	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31(i).2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002