Form 10-Q/A
period 2007-09-30
China Precision Steel, Inc.
filed 2008-09-15
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007, originally filed on November 19, 2008 (the “Original Filing”), is being filed to correct the items identified below and appears herein:

RESTATEMENTS

As described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008, the Company announced that it would restate its financial statements for the quarterly periods ended September 30, 2007 and December 31, 2007. The restatements are primarily related to an incorrect deduction of VAT from net sales and an overstatement of deferred tax liability. The Company’s financial statements for the three months ended September 30, 2007 are being restated to reflect changes to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows summarized as follows:

•
to restate the other receivables, current income taxes payable and deferred income tax sections on the Condensed Consolidated Balance Sheets due to understatement of other receivables and current income taxes, and overstatement of deferred income tax;

•
to restate the sales revenues, gross profit, current income tax, deferred income tax, net income, diluted earnings per share and comprehensive income sections on the Condensed Consolidated Statements of Operations and Comprehensive Income due to understatement of sales revenues, gross profit, current income tax, net income, diluted earnings per share, comprehensive income and overstatement of deferred income tax; and

•
to restate the net income, account receivables, net and current income taxes due to understatement of net income, cash outflows from account receivables, net and understatement of cash inflows from current income taxes on the Condensed Consolidated Statements of Cash Flows.

The relevant sections in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q/A has also been amended to reflect the restated financial statements. The management of the Company worked with the Company’s independent registered public accounting firm to correct the matters disclosed herein.

In addition, Item 4, Controls and Procedures, of this Form 10-Q/A has been amended to disclose that based on management’s evaluation as of September 30, 2007, the Company’s disclosure controls and procedures were not effective due to restatements referenced above. However, as stated in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, management determined that the Company’s disclosure controls and procedures were again effective as of June 30, 2008.

Except for the amended and restated information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this restatement), and such forward-looking statements should be read in their historical context. This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended September 30, 2007

Part I - Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and June 30, 2007 (audited)	4

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the three months ended September 30, 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

ITEM 1. FINANCIAL STATEMENTS.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	June 30,
	2007	2007
	(Restated- see Note 19)
Assets

Current assets
Cash and equivalents	$6,049,792	$5,504,862
Accounts receivable
Trade, net of allowances of $908,008 and $273,461 at September 30, and June 30, 2007, respectively	14,103,862	8,242,044
Bank acceptance notes	14,862,667
Other	1,906,396	85,708
Inventory	7,827,785	15,723,704
Deposits	—	82,758
Prepaid expenses	14,702	—
Advances to suppliers, net of allowance of $2,305,637 and $3,502,184 at September 30, and June 30, 2007, respectively	11,521,415	11,699,918

Total current assets	56,286,619	41,338,994

Property and equipment
Land use rights	1,475,342	1,124,583
Property and equipment, net	29,290,837	29,238,227
Construction-in-progress	10,846,113	10,355,763

	41,612,292	40,718,573

Goodwill	99,999	99,999

Total assets	$97,998,910	$82,157,566

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities	$3,537,982	$4,855,932
Advances from customers	8,286,100	1,720,812
Other taxes payables	2,054,814	816,553
Current income taxes payable	2,923,687	1,892,866
Deferred income taxes payable	—	1,064,028
Amounts due to directors	845,523	408,620
Current portion of long-term debt	—	6,163,445
Notes payable	16,490,833	9,842,520

Total current liabilities	34,138,939	26,764,776

Long-term debt, net of current portion shown above	6,008,889	6,878,714

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30, and June 30, 2007 Ordinary stock: $0.001 par value, 62,000,000 shares authorized, 37,378,143 issued and outstanding September 30, and June 30, 2007	37,378	37,378
Additional paid-in capital	31,867,063	31,867,063
Accumulated other comprehensive income	3,097,697	2,192,160
Retained earnings	22,848,944	17,008,238

Total stockholders’ equity	57,851,082	51,104,839

Amounts due from directors	—	(2,590,763)

Total liabilities and stockholders’ equity	$97,998,910	$82,157,566

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30. 2007 and 2006
(Unaudited)

	2007	2006
	(Restated- see Note 19)
Revenues
Sales revenues	$27,187,235	$10,503,348
Cost of goods sold	20,245,135	6,800,098

Gross profit	6,942,100	3,703,250

Operating expenses
Selling expenses	100,705	39,697
Administrative expenses	486,376	186,188
Provision for bad debts	625,998	—
Depreciation and amortization expense	13,632	10,417

Total operating expenses	1,226,711	236,302

Income from continuing operations	5,715,389	3,466,948

Other income (expense)
Other revenues	9,155	—
Interest and finance costs	(442,141)	(203,339)

Total other income (expense)	(432,986)	(203,339)

Income from continuing operations before income tax	5,282,403	3,263,609

Provision for (benefit from) income tax
Current	505,725	929,370
Deferred	(1,064,028)	(475,009)

Total income tax expense	(558,303)	454,361

Net income before discontinued operations	5,840,706	2,809,248

Net income from discontinued operations	—	155,072

Net income	$5,840,706	$2,964,320

Basic earnings per share
From continuing operations	$0.16	$0.11
From discontinued operations	$—	$0.01
Total	$0.16	$0.12

Basic weighted average shares outstanding	37,378,143	24,283,725

Diluted earnings per share
From continuing operations	$0.15	$0.11
From discontinued operations	$—	$0.01
Total	$0.15	$0.12

Diluted weighted average shares outstanding	38,397,325	24,283,725

The Components of comprehensive income:
Net income	$5,840,706	$2,964,320
Foreign currency translation adjustment	905,537	745,583

Comprehensive income	$6,746,243	$3,709,903

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
	(Restated- see Note 19)
Cash flows from operating activities
Net Income	$5,840,706	$2,964,320
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	493,613	260,892
Less income from discontinued operations - OraLabs, Inc	—	(155,072)
Provision for doubtful accounts	625,998	—
Net changes in assets and liabilities:
Accounts receivable, net	(23,095,388)	981,606
Inventories	8,039,005	(8,236,768)
Advances to suppliers	284,972	(4,506,824)
Deposits	82,758	(196,233)
Prepayments	(14,702)	—
Accounts payable and accrued expenses	(1,362,139)	10,805,570
Advances from customers	6,549,629	2,976,867
Deferred income taxes	(1,064,028)	(475,009)
Current income taxes	1,013,596	929,370
Taxes payable	1,230,830	139,996

Net cash (used in) provided by operating activities	(1,375,150)	5,488,715

Cash flows from investing activities
Purchases of fixed assets including construction in progress	(1,016,793)	(5,230,112)

Net cash (used in) investing activities	(1,016,793)	(5,230,112)

Cash flows from financing activities
Advances from directors, net	3,047,524	(3,894,566)
Notes payable proceeds	16,490,833	4,233,252
Repayments of notes payable	(17,084,041)	—

Net cash provided by financing activities	2,454,316	338,686

Effect of exchange rate	482,557	97,772

Net increase in cash	544,930	695,061

Cash and cash equivalents, beginning of period	5,504,862	186,955

Cash and cash equivalents, end of period	$6,049,792	$882,016

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended June 30, 2007 and the Three Months Ended September 30, 2007

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	—	—	22,354,994
Syndication fees	—	—	(3,028,116)	—	—	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	—	—	—
Anti-dilution rights stock	827,962	828	(828)	—	—	—
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	—	—	447,993	—	—	447,993
Capital contribution from waiver of dividend	—	—	3,953,794			3,953,794
Foreign currency translation adjustment	—	—	—	1,446,577	—	1,446,577
Net income	—	—	—	—	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	—	—	—	—	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Foreign currency translation adjustment				905,537		905,537
Net income					5,840,706	5,840,706

Balance at September 30, 2007 (Unaudited and Restated)	37,378,143	$37,378	$31,867,063	$3,097,697	$22,848,944	$57,851,082

The accompanying notes are an integral part of these consolidated financial statements.

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

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward . The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely .

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27%. The Group is currently enjoying a 50% reduction in the statutory rates due to the classification of Chengtong as a “Wholly Foreign Owned Enterprise” This reduced rate applies to the fiscal years ended June 30, 2007, 2008, and 2009. Subsequent to June 30, 2009, Chengtong will be subject to enterprise income taxes at the prevailing statutory rates. The Enterprise Income Tax Law was passed on March 16, 2007, and becomes effective on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% will be applicable to enterprises in China. Entities subject to a “tax holiday” prior to January 1, 2008, are expected to be able to retain the benefits of the reduced rates for the remaining term.

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

Chengtong’s list of customers whose purchases exceeded 10% of total sales during the three months ended September 30, 2007 and 2006 were as follows:

Customers	September 30, 2007	% to sales	September 30, 2006	% to sales
Shanghai Ruixuefeng Metals Co., Limited	—	—	3,888,986	37
Shanghai Changshuo Stainless Steel Co., Ltd.	8,648,752	32	—	—
Shanghi Shengdejia Metal Products Limited	3,288,926	12	—	—
Hangzhou Relian Company Limited	—	—	1,285,775	12
Sinosteel Company Limited	—	—	1,082,329	10

5.    Inventories

As of September 30, 2007 and June 30, 2007 inventory consisted of the following:

	September 30, 2007	June 30, 2007
Raw materials	$5,735,871	$13,026,530
Work in progress	724,962	—
Finished goods	1,366,952	2,697,174
	$7,827,785	$15,723,704

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2007	June 30, 2007
Plant and machinery	$21,473,439	$21,087,245
Buildings	11,542,987	11,361,207
Motor vehicles	316,445	283,534
Office equipment	89,444	85,560
	33,422,315	32,817,546
Less: Accumulated depreciation	(4,131,478)	(3,579,319)
	$29,290,837	$29,238,227

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

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2007	2006
Tax savings	$676,656	$454,361

Benefit per share
Basic	$0.06	$0.02
Diluted	$0.05	$0.02

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2007 and June 30, 2007 are as follows:

Deferred tax assets:	September 30, 2007	June 30, 2007

Book depreciation in excess of tax depreciation	$55,775	$39,918

Deferred tax liability

Temporary differences resulting from cash basis reporting for tax purposes	433,842	(1,103,946)
Valuation Allowance	(489,617)	—

Net deferred income tax (liability)	$—	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended September 30,
	2007	2006
Computed tax at the federal statutory rate of 34%	$1,796,017	$1,109,627
Less adjustment to EIT statutory rate of 27%	(369,768)	(228,453)
Deferred taxes	(1,064,028)	-
Income not subject to tax	(330,361)	-
Tax effect of US losses not deductible in PRC	86,493	27,548
Benefit of tax holiday	(676,656)	(454,361)

Income tax expense per books	$(558,303))	$454,361

Income tax expense (benefit) consists of:
	Three months ended September 30,
	2007	2006
Income tax expense for the current year - PRC	$505,725	$929,370
Less Deferred income tax benefit - PRC	(1,064,028)	(475,009)
Income tax expense (benefit) per books	$(558,303))	$454,361

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2007:
Net income	$5,840,706
Less Net income from discontinued operations	$-0-
Basic EPS income available to common shareholders	$5,840,706	37,378,143	$0.16
Effect of dilutive securities:
Warrants	—	1,019,182
Diluted EPS income available to common shareholders	$5,840,706	38,397,325	$0.15

For the three months ended September 30, 2006:
Net income	$2,964,320
Less net income from discontinued operations	$(155,072)
Basic EPS income available to common shareholders	$2,809,248	24,283,725	$0.11
Effect of dilutive securities:
Warrants	—	—
Diluted EPS income available to common shareholders	$2,809,248	24,283,725	$0.11

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

19.  Restatement

On May 14, 2008, the Company’s management determined that the Company’s financial statements for the three months ended September 30, 2007 contained certain errors that are primarily related to incorrect deduction of VAT from net sales and overstatement of deferred tax liability. Form 8-K was filed with the Securities and Exchange Commission on May 16, 2008 describing these errors in detail. The adjustments to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

Unaudited Condensed Consolidated Balance Sheets
September 30, 2007

	Initial Filing	Restatement	Restated

Assets

Current assets
Cash and equivalents	$6,049,792	$-	$6,049,792
Accounts receivable
Trade, net of allowances of $908,008 and $273,461
at September 30, 2007 and June 30, 2006, respectively	14,103,862	-	14,103,862
Bank acceptance notes	14,862,667	-	14,862,667
Other	19,362	1,887,034	1,906,396
Inventory	7,827,785	-	7,827,785
Deposits	-	-	-
Prepaid expenses	14,702	-	14,702
Advances to suppliers, net of allowance of $2,305,637 and
$3,502,184 at September 30, 2007 and June 30, 2006,
respectively	11,521,415	-	11,521,415

Total current assets	54,399,585	1,887,034	56,286,619

Property and equipment
Land use rights	1,475,342	-	1,475,342
Property and equipment, net	29,290,837	-	29,290,837
Construction-in-progress	10,846,113	-	10,846,113

	41,612,292	-	41,612,292

Goodwill	99,999	-	99,999

Total assets	$96,111,876	$1,887,034	$97,998,910

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$3,537,985	$(3)	$3,537,982
Advances from customers	8,286,100	-	8,286,100
Other taxes payables	2,054,814	-	2,054,814
Current income taxes payable	2,197,655	726,032	2,923,687
Deferred income taxes payable	1,791,265	(1,791,265)	-
Amounts due to directors	845,523	-	845,523
Current portion of long-term debt	-	-	-
Notes payable	16,490,833	-	16,490,833

Total current liabilities	35,204,175	(1,065,236)	34,138,939

Long-term debt, net of current portion shown above	6,008,889	-	6,008,889

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at June 30, 2007 and 2006
Ordinary stock: $0.001 par value, 62,000,000 shares
authorized, 37,378,143 and 24,283,725 issued and
outstanding June 30, 2007 and 2006	37,378	-	37,378
Additional paid-in capital	31,867,063	-	31,867,063
Accumulated other comprehensive income	3,085,407	12,290	3,097,697
Retained earnings	19,908,964	2,939,980	22,848,944

Total stockholders' equity	54,898,812	2,952,270	57,851,082

Amounts due from directors	-		-

Total liabilities and stockholders' equity	$96,111,876	$1,887,034	$97,998,910

Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended September 30. 2007

	Initial Filing	Restatement	Restated

Revenues
Sales revenues	$25,312,698	$1,874,537	$27,187,235
Cost of goods sold	20,245,135	-	20,245,135

Gross profit	5,067,563	1,874,537	6,942,100

Operating expenses
Selling expenses	100,705	-	100,705
Administrative expenses	486,377	(1)	486,376
Provision for bad debts	625,998	-	625,998
Depreciation and amortization expense	13,632	-	13,632

Total operating expenses	1,226,712	(1)	1,226,711

Income from continuing operations	3,840,851	1,874,538	5,715,389

Other income (expense)
Other revenues	9,155	-	9,155
Interest and finance costs	(442,141)	-	(442,141)

Total other income (expense)	(432,986)	-	(432,986)

Income from continuing operations
before income tax	3,407,865	1,874,538	5,282,403

Provision for (benefit from) income tax
Current	(182,977)	688,702	505,725
Deferred	690,116	(1,754,144)	(1,064,028)

Total income tax expense	507,139	(1,065,442)	(558,303)

Net income before discontinued operations	2,900,726	2,939,980	5,840,706

Net income from discontinued operations	-	-	-

Net income	$2,900,726	$2,939,980	$5,840,706

Basic earnings per share
From continuing operations	$0.08	$0.08	$0.16
From discontinued operations	$-	$-	$-
Total	$0.08	$0.08	$0.16

Basic weighted average shares outstanding	37,378,143	-	37,378,143

Diluted earnings per share
From continuing operations	$0.08	$0.07	$0.15
From discontinued operations	$-	$-	$-
Total	$0.08	$0.07	$0.15

Diluted weighted average shares outstanding	38,397,325	-	38,397,325

The Components of comprehensive income:
Net income	$2,900,726	$2,939,980	$5,840,706
Foreign currency translation adjustment	893,247	12,290	905,537

Comprehensive income	$3,793,973	$2,952,270	$6,746,243

19. Restatement (continued)
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2007

	Initial Filing	Restatement	Restated

Cash flows from operating activities
Net Income	$2,900,726	$2,939,980	$5,840,706
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	493,613	-	493,613
Less income from discontinued operations - Oralabs, Inc	-	-	-
Provision for doubtful accounts	625,998	-	625,998
Net changes in assets and liabilities:
Accounts receivable, net	(21,208,354)	(1,887,034)	(23,095,388)
Inventories	8,039,005	-	8,039,005
Advances to suppliers	284,972	-	284,972
Deposits	82,758	-	82,758
Prepayments	(14,702)	-	(14,702)
Accounts payable and accrued expenses	(1,362,136)	(3)	(1,362,139)
Advances from customers	6,549,629	-	6,549,629
Deferred income taxes	690,166	(1,754,194)	(1,064,028)
Current income taxes	(182,977)	1,196,573	1,013,596
Taxes payable	1,826,668	(595,838)	1,230,830

Net cash provided by operating activities	(1,274,634)	(100,516)	(1,375,150)

Cash flows from investing activities
Purchases of fixed assets including construction in progress	(1,016,793)	-	(1,016,793)

Net cash (used in) investing activities	(1,016,793)	-	(1,016,793)

Cash flows from financing activities
Advances from directors, net	2,946,615	100,909	3,047,524
Notes payable proceeds	16,490,833	-	16,490,833
Repayments of notes payable	(17,084,041)	-	(17,084,041)

Net cash provided by financing activities	2,353,407	100,909	2,454,316

Effect of exchange rate	482,950	(393)	482,557

Net increase (decrease) in cash	544,930	-	544,930

Cash and cash equivalents, beginning of period	5,504,862	-	5,504,862

Cash and cash equivalents, end of period	$6,049,792	$-	$6,049,792

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

Results of Operations

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

Income from continuing operations before income tax increased by $2,018,794, or 61.9%, period-on-period to $5,282,403 for the three months ended September 30, 2007 from $3,263,609 for the three months ended September 30, 2006 and gross profit increased by $3,238,850, or 87.5%, period-on-period.

Gross Profit. Gross profits in absolute terms increased by $3,238,850, or 87.5%, period-on-period to $6,942,100 for the three months ended September 30, 2007 from $3,703,250 for the three months ended September 30, 2006, while gross profit margin decreased to 25.5% for the three months ended September 30, 2007 from 35.3% for the three months ended September 30, 2006. The increase in gross profits is mainly attributable to a 158.8% period-on-period increase in sales revenues in relation to a 197.7% period-on-period increase in cost of sales. The decrease in gross profit margin principally resulted from a change in sales mix over the three months ended September 30, 2007, which produced increased sales of lower margin products in the high-carbon cold-rolled steel product line and an increase in the cost of sales due to higher depreciation costs associated with the addition of a second mill.

Sales Revenues. Sales volume increased by 18,824 metric tons, or 191%, period-on-period to 28,683 metric tons for the three months ended September 30, 2007 from 9,859 tons for the three months ended September 30, 2006.  As a result, sales revenues increased by $16,683,887, or 159%, period-on-period to $27,187,235 for the three months ended September 30, 2007 from $10,503,348 for the three months ended September 30, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand in China among users of precision steel products.

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

Sales by Product Line. A break-down of our sales by product line for the three months ended September 30, 2007 and 2006 is as follows:

	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	14,321	9,082,234	33	6,182	3,668,242	35	8,139
Low carbon hard rolled	2,387	1,645,333	6	—	—	—	2,387
High-carbon cold-rolled	8,936	14,646,426	54	1,208	4,840,658	46	7,728
High-carbon hot-rolled	1,897	1,455,863	5	2,378	1,809,410	17	(481)
Sales of Scrap Metal	—	277,953	1	—	155,182	1	—
Subcontracting income	1,142	79,426	—	91	29,856	—	1,051
Total	28,683	27,187,235	100%	9,859	10,503,348	100	18,824

There were various changes in the break-down of sales among our product lines over the three months ended September 30, 2007 as we are now operating an additional mill and are in the process of developing new markets. High-carbon hot-rolled steel products only accounted for 5% of the current sales mix at an average selling price of $767 per ton for the three months ended September 30, 2007 compared to 17% of the sales mix at an average selling price per ton of $761 for the three months ended September 30, 2006. The lower priced low-carbon cold-rolled steel products accounted for 33% of the current sales mix at an average selling price of $634 per ton for the three months ended September 30, 2007 compared to $3,668,242 or 35% of the sales mix at an average selling price per ton of $593 for the three months ended September 30, 2006. Low carbon hard-rolled steel, which was not sold during the three months ended September 30, 2006, accounted for $1,645,333, or 6%, of the current sales mix at an average selling price of $689 per ton for the three months ended September 30, 2007.

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

Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	634	593	41	7
Low-carbon hard rolled	689	—	689	100
High-carbon cold-rolled	1,639	4,007	(2,368)	(59)
High-carbon hot-rolled	767	761	6	1
Subcontracting income	70	328	(258)	(79)

The average unit selling price per ton generated decreased to $948 per ton for the three months ended September 30, 2007 compared to the corresponding period in 2006 of $1,065, representing a decrease of $117, or 11.0%, period-on-period. This decrease was due to a non-repeated order for a highly specialized type of high-carbon cold-rolled steel in the three months ended September 30, 2006 which favorably impacted average price for this product line and overall margins and an increase in sales volume of lower margin products in the high-carbon cold-rolled steel product line as we are operating an additional mill and developing new markets. Sales of high-carbon cold-rolled steel products have increased by 7,728 metric tons or 640% period-on-period to 8,936 metric tons for the three months ended September 30, 2007 compared to 1,208 metric tons for the three months ended September 30, 2006. While the volume increased of high-carbon cold-rolled steel increased, the average sales price declined $2,368, or 59%, to $1,639 in the three months ended September 30, 2007 as compared to an average selling of $4,007 in the three months ended September 30, 2006. This product accounted for $14,646,426, or 54%, of the total sales mix for the three months ended September 30, 2007 compared to $4,840,658, or 46%, of the sales mix for the three months ended September 30, 2006.

Sales Breakdown by Major Customer

	September 30
Customers	2007 ($)	% to sales	2006 ($)	% to sales

Shanghai Changshuo Stainless Steel Co., Ltd.	8,648,752	32	—*	—*
Shanghai Shengdejia Metal Products Limited	3,288,926	12	—*	—*
Beijing Beimo Aircraft Material Technology Ltd Co	1,746,538	6
Hangzhou Relian Company Limited	1,393,982	5	1,285,775	12
Shangdong Province Boxing County Longhua Material Limited	1,277,358	5
Shanghai Ruixuefeng Metals Co. Ltd	—*	—*	3,888,986	37
China Railway Materials Shanghai Company	—*	—*	—*	—*
Sinosteel Company Limited	—*	—*	1,082,329	10
Shanghai BaoGang XinBao Industrial Co., Ltd	—*	—*	481,307	5
Shanghai Xin Zhong Da Trading Co. Limited	—*	—*	286,997	3
	16,355,556	60	7,025,394	67
Others	10,831,679	40	3,477,954	33
Total	27,187,235	100	10,503,348	100

* Not major customers for the relevant years

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 60% for the three months ended September 30, 2007 as compared to 67% for the three months ended September 30, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales. Cost of sales increased by $13,445,037 or 198% period-on-period to $20,245,135 for the three months ended September 30, 2007 from $6,800,098 for the three months ended September 30, 2006. Cost of sales represented 74.5% of sales revenues for the three months ended September 30, 2007 compared to 64.7% for the three months ended September 30, 2006. Average cost per ton sold increased by $16, or 2%, period-on-period to $706 per ton for the three months ended September 30, 2007 from $690 per ton for the three months ended September 30, 2006.

	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	18,487,907	5,717,139	12,770,768	223
- Direct labor	176,906	151,925	24,981	16
- Factory overhead	1,580,322	931,034	649,288	70
	20,245,135	6,800,098	13,445,037	198

Cost per units sold
Total units sold	28,683	9,859	18,824	191
Average cost per unit sold	706	690	16	2

The raw materials cost component relative to sales revenues increased to 68% for the three months ended September 30, 2007 compared to 54% for the three months ended September 30, 2006. This was attributable to increases in the average purchase price of raw materials per unit produced by $65, or 11%, period-on-period to $645 for the three months ended September 30, 2007 compared to $580 for the three months ended September 30, 2006. Management believes that increases in the purchase price of raw materials were due to the excess of demand over supply of raw materials due to significant increases in infrastructure projects in China.

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

Expenses

Selling Expenses . Selling expenses increased by $61,008, or 154%, period-on-period, to $100,705 for the three months ended September 30, 2007 compared to the corresponding period in 2006 of $39,697. The increase was mainly attributable to increases in transportation, which rose by 697% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, including exports, as well as an increase in the frequency of deliveries. In response to these rising costs, Chengtong has adopted a policy of requiring all new customers to provide for transportation and delivery of goods.

Administrative Expenses .   Administrative expenses increased by $300,188, or 161%, period-on-period, to $486,376 for the three months ended September 30, 2007 compared to the comparable period in 2006. This increase was chiefly due to increases in the amortization of intangible assets, listing fees relating to the Company’s admission to the NASDAQ Capital Market, and salaries and wages. Increases in salaries and wages were principally due to increases in the average number of Chengtong staff.

Finance Costs . Net finance cost increased 117% period-on-period as a result of increases in total interest expense by $238,802 for 2007 compared to $203,339 for 2006.

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

Current Assets . Current assets increased significantly by $14,947,625, or 36%, period-on-period to $56,286,619 as of September 30, 2007 from $41,338,994 as of June 30, 2007 principally as a result of increases in cash and equivalents by $544,930, or 10%, period-on-period, accounts receivable by $22,545,173, or 271%, period-on-period offset by a decline in inventories of $7,895,919, or 50%, period-on-period. We also raised gross proceeds of $22,354,995 in February of 2007 through the private sale of our common stock.

Current Liabilities. Current liabilities increased by $7,374,163, or 28%, period-on-period to $34,138,939 as of September 30, 2007 from $26,764,776 as of June 30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in accounts payable. As of September 30, 2007, we had $16,490,833 in short term bank debt. We expect to refinance such debt during the current year, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures.    During the three months ended September 30, 2007, we invested $1,016,793 in property, production plants and equipment. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

During the current year, we expect to make additional investments in a new hydrogen annealing furnace and a new 1700mm cold roll mill at our facilities in Jia Ding. We estimate that these investments could total up to $18 million. We intend to fund these investments through a combination of funds from operations, working capital, bank debt and the sale of debt and/or equity securities. The actual combination of sources of funds will be dependent upon market conditions at the time of implementation.

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

Loans

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective as of September 30, 2007 due to restatements to the financial statements for the quarterly period ended September 30, 2007, as described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008.

As the revisions to the financial statements involved complicated income tax matters as the Company reports in accordance to the generally accepted accounting principles of the U.S. but its operating subsidiaries are located in China and subject to a different income tax system, a thorough discussion was necessary before a conclusion on such matters could be reached. The delay was also partially caused by discontinuity as there had been a change of the Company's independent registered public accounting firm during the year. Management has been working diligently with both the Company's current and former independent registered public accounting firms to have the restatement filed as soon as practical. As stated in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2008, management has considered the effect on the adequacy of the Company's disclosure controls and procedures in light of the restatements mentioned above and has determined that the Company's disclosure controls and procedures are effective as of June 30, 2008.

As described in the Original Filing, management also concluded that, at September 30, 2007, although no significant deficiencies or material weaknesses were found, additional controls and procedures were required to improve our recordkeeping systems to ensure timely and effective reporting of information. In addition, management concluded that additional financial personnel were required, particularly at the executive level, with experience working with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States. To address these concerns, we engaged an outside management consultant to review the Company’s overall financial and accounting systems, with a recommendation to document and implement an accounting manual that would strengthen and improve our systems of controls, reconciliations, procedures, books and records. In addition, we have initiated a search for a senior financial executive with experience in U.S. GAAP and U.S. public company reporting and compliance obligations. In addition, further resources were added to our accounting department which were understaffed at September 30, 2007, the period covered by the Original Filing.

The disclosures controls and procedures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing except for the amended disclosure contained in the second paragraph of Item 4(a) above.

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

ITEM 1A. RISK FACTORS.

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

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

We are one of a few manufacturers of specialty precision steel products in China Differences in the type and nature of the specialty precision steel products in China’s steel industry are relatively small, and, coupled with intense competition from international and local suppliers, to a limited extent, consumers’ demand can be price sensitive. Competitors may increase their market share through pricing strategies that adversely impact our business. Our business is in an industry that is becoming increasingly competitive and capital intensive, and competition comes from manufacturers located in China as well as from international competition. Our competitors may have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies.

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

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers , including Chengtong.

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

We may not be able to pass on to customers the increases in the costs of our raw materials, particularly crude steel .

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

Our continued operations are dependent upon our ability to identify and recruit adequate management and production personnel in China We require trained graduates of varying levels and experience and a flexible work force of semi-skilled operators. Many of our current employees come from the more remote regions of China as they are attracted by the wage differential and prospects afforded by Shanghai and our operations. With the economic growth currently being experienced in China, competition for qualified personnel is substantial, and there can be no guarantee that a favorable employment climate will continue and that wage rates we must offer to attract qualified personnel will enable us to remain competitive internationally. The inability to attract such personnel or the increased cost of doing so could reduce our competitive advantage relative to other precision steel producers, reducing or eliminating our growth in revenues and profits.

We may not be able to protect adequately our intellectual property from infringement or unauthorized use by third parties.

Except for a patent on the Environment-Conscious Mill Bearing with Inner Circular Lubrication, we have no patents or licenses that protect our intellectual property. Unauthorized parties may attempt to copy aspects of our processes and know-how or to obtain and use information that we regard as proprietary. Policing unauthorized use of our processes and know-how is difficult. Our experienced key engineers and management staff are extensively involved in all facets of research, design, craftwork, styling and development of the specialty precision products. Potential risks on the divulgence of skills and the development of new products increase should these employees resign, as we rely heavily on them. Chengtong has elected to protect internally developed know-how and production processes (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving, which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff) to sign non-disclosure and confidentiality contracts. However, this means of protecting our proprietary rights may not be adequate In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as do U.S. laws. Our failure to protect adequately our proprietary rights may allow third parties to duplicate our products, production processes or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technologies or design around our proprietary intellectual property.

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

We currently supply high precision steel products to 12 major customers in the Chinese domestic market. For the three months ended September 30, 2007 and 2006, sales revenues generated from the top five major customers amounted to 60% and 67% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 32% and 37% of total sales revenues, respectively. We do not enter into long-term contracts with our customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the U.S. Foreign Corrupt Practices Act prior to the completion of the Stock Exchange Agreement in December 2006. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

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

Chengtong’s manufacturing facility is located in Shanghai, China. As of September 30, 2007, substantially all of our assets are located in China and, except for a small volume of exports, all of our sales revenues are generated in China Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

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

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under Chinese laws, and as a result, we are required to comply with Chinese laws and regulations. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

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

The Chinese government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China Renminbi is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, if any, on our common stock or otherwise satisfy foreign currency denominated obligations. Under existing Chinese foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)   Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

2.1	Certificate of Ownership and Merger (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32*	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 * Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date: September 15, 2008	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

2.1	Certificate of Ownership and Merger (incorporated herein by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2007)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006)

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32*	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith