Form 10-Q/A
period 2007-12-31
China Precision Steel, Inc.
filed 2008-09-15
CIK 1044577

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

 EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007, originally filed on February 14, 2008 (the “Original Filing”), is being filed to correct the items identified below.

RESTATEMENTS

As described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008, the Company announced that it would restate its financial statements for the quarterly periods ended September 30, 2007 and December 31, 2007. The restatements are primarily related to an incorrect deduction of VAT from net sales and an overstatement of deferred tax liability. The Company’s financial statements for the three and six months ended December 31, 2007 are being restated to reflect the changes to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows summarized as follows:

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

In addition, Item 4, Controls and Procedures, of this Form 10-Q/A has been amended to disclose that based on management’s evaluation as of December 31, 2007, the Company’s disclosure controls and procedures were not effective due to restatements referenced above. However, as stated in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, management determined that the Company’s disclosure controls and procedures were again effective as of June 30, 2008.

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

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended December 31, 2007

Part I - Financial Information

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at, December 31, 2007 (unaudited) and June 30, 2007 (audited)	4

	Unaudited Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2007 and 2006	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006	6

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the six months ended December 31, 2007 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

Part II - Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

ITEM 1. FINANCIAL STATEMENTS.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		December 31,	June 30,
	Notes	2007	2007
		(Restated – see Note 19)
Assets

Current assets
Cash and equivalents		$40,205,111	$5,504,862
Accounts receivable
Trade, net of allowances of $955,086 and $273,461 at December 31, and June 30, 2007, respectively		19,888,272	8,242,044
Bank acceptance notes		15,383,562	-
Other		3,746,438	85,708
Inventories	5	10,671,635	15,723,704
Deposits		68,493	82,758
Prepaid expenses		326,065	-
Advances to suppliers, net of allowance of $2,368,805 and $3,502,184 at December 31, and June 30, 2007, respectively		10,256,715	11,699,918

Total current assets		100,546,291	41,338,994

Property and equipment
Land use rights		1,795,461	1,124,583
Property and equipment, net	6	32,305,573	29,238,227
Construction-in-progress	7	11,503,835	10,355,763

		45,604,869	40,718,573

Goodwill		99,999	99,999

Total assets		$146,251,159	$82,157,566

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$6,196,315	$4,855,932
Advances from customers	8	3,807,354	1,720,812
Other taxes payables		3,571,039	816,553
Current income taxes payable		3,658,571	1,892,866
Deferred income taxes payable		-	1,064,028
Amounts due to directors	9	2,543,019	408,620
Current portion of long-term debt		3,086,758	6,163,445
Notes payable	10	16,713,720	9,842,520

Total current liabilities		39,576,776	26,764,776

Long-term debt, net of current portion shown above	11	2,315,069	6,878,714

Stockholders' equity:
Preferred stock: $0.001 par value, 8,000,000 shares authorized, no shares outstanding at December 31, and June 30, 2007;	14
Common stock: $0.001 par value, 62,000,000 shares authorized, 45,896,288 and 37,378,143 issued and outstanding December 31, and June 30, 2007	14	45,896	37,378
Additional paid-in capital	14	73,701,004	31,867,063
Accumulated other comprehensive income		4,277,019	2,192,160
Retained earnings		26,335,395	17,008,238

Total stockholders' equity		104,359,314	51,104,839

Amounts due from directors	9	-	(2,590,763)

Total liabilities and stockholders' equity		$146,251,159	$82,157,566

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended December 31. 2007 and 2006
(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2007	2006	2007	2006
		(Restated – see Note 19)		(Restated – see Note 19)
Revenues
Sales revenues		$13,228,321	$15,007,582	$40,415,556	$25,510,930
Cost of goods sold		8,528,852	11,594,852	28,773,987	18,394,950

Gross profit		4,699,469	3,412,730	11,641,569	7,115,980

Operating expenses
Selling expenses		180,744	64,693	281,449	104,390
Administrative expenses		846,220	498,737	1,332,596	684,925
Provision for bad debts		25,782	-	651,780	-
Depreciation and amortization expense		15,798	10,845	29,430	21,262

Total operating expenses		1,068,544	574,275	2,295,255	810,577

Income from continuing operations		3,630,925	2,838,455	9,346,314	6,305,403

Other income (expense)
Other revenues		783,255	-	792,410	-
Interest and finance costs		(316,860)	(114,743)	(759,001)	(318,082)

Total other income (expense)		466,395	(114,743)	33,409	(318,082)

Income from continuing operations before income tax		4,097,320	2,723,712	9,379,723	5,987,321

Provision for (benefit from) income tax	12
Current		610,869	(34,057)	1,116,594	895,313
Deferred		-	389,604	(1,064,028)	(85,405)

Total income tax expense (benefit)		610,869	355,547	52,566	809,908

Net income before discontinued operations		3,486,451	2,368,165	9,327,157	5,177,413

Net income from discontinued operations	16	-	519,879	-	639,072

Net income		$3,486,451	$2,888,044	$9,327,157	$5,816,485

Basic earnings per share	15
From continuing operations		$0.08	$0.09	$0.23	$0.19
From discontinued operations		$-	$0.02	$-	$0.03
Total		$0.08	$0.11	$0.23	$0.22

Basic weighted average shares outstanding		43,031,346	26,981,916	40,204,745	26,981,916

Diluted earnings per share	15
From continuing operations		$0.08	$0.09	$0.23	$0.19
From discontinued operations		$-	$0.02	$-	$0.03
Total		$0.08	$0.11	$0.23	$0.22

Diluted weighted average shares outstanding		43,639,342	26,981,916	40,809,437	26,981,916

The Components of comprehensive income:
Net income		$3,486,451	$2,888,044	$9,327,157	$5,816,485
Foreign currency translation adjustment		1,179,322	557,213	2,084,859	654,985

Comprehensive income		$4,665,773	$3,445,257	$11,412,016	$6,471,470

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)

	2007	2006
	(Restated – see Note 19)

Cash flows from operating activities
Net Income	$9,327,157	$5,816,485
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	992,570	617,405
Less income from discontinued operations - Oralabs, Inc	-	(639,072)
Allowance for bad and doubtful debts	651,780	-
Net changes in assets and liabilities:
Accounts receivable, net	(31,266,517)	4,059,814
Inventories	5,195,155	(8,207,665)
Deposits	15,018	(3,661)
Prepayments	(326,065)	-
Advances to suppliers	1,549,672	(4,410,823)
Accounts payable and accrued expenses	1,296,194	4,622,396
Advances from customers	2,070,883	2,919,124
Other taxes payable	2,747,055	(152,086)
Current income taxes	1,748,480	937,307
Deferred income taxes	(1,064,028)	(85,405)

Net cash (used in) provided by operating activities	(7,062,646)	5,473,819

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(5,508,327)	(10,212,328)

Net cash (used in) investing activities	(5,508,327)	(10,212,328)

Cash flows from financing activities
Sale of common stock	44,433,222	-
Capital and restructuring contributions	-	558,797
Advances from directors, net	2,154,257	(3,237,243)
Notes payable proceeds	16,446,667	7,748,990
Repayments of notes payable	(17,424,050)	-

Net cash provided by financing activities	45,610,096	5,070,544

Effect of exchange rate	1,661,126	654,985

Net increase in cash	34,700,249	987,020

Cash and cash equivalents, beginning of period	5,504,862	186,955

Cash and cash equivalents, end of period	$40,205,111	$1,173,975

Supplemental disclosure of cash flow information

Interest paid	$759,001	$318,082
Taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2007 and the Six Months Ended December 31, 2007

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contribution from waiver of dividend	-	-	3,953,794			3,953,794
Foreign currency translation adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(72,528)	-	-	(72,528)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	189,205	189	(189)	-	-	-
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)
Foreign currency translation adjustment	-	-	-	2,084,859	-	2,084,859
Net income	-	-	-	-	9,327,157	9,327,157

Balance at December 31, 2007 (Unaudited and Restated)	45,896,288	$45,896	$73,701,004	$4,277,019	$26,335,395	$104,359,314

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

The Company’s list of customers whose purchases exceeded 10% of total sales during the six months ended December 31, 2007 and 2006 is as follows:

Customers	December 31, 2007	% to sales	December 31, 2006	% to sales
Shanghai Changshuo Steel Company, Ltd	11,076,780	27
Shanghai Shengdejia Metal Products Limited	6,492,562	16
Shanghai Ruixuefeng Metals Co., Limited			9,254,127	36
Sinosteel Company Limited			3,219,796	13

5. Inventories

Inventory consisted of the following:

	December 31, 2007	June 30, 2007
Raw materials	$3,560,539	$13,026,530
Work in progress	2,403,644	—
Finished goods	4,707,452	2,697,174
	$10,671,635	$15,723,704

6. Property and Equipment

Property and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2007	June 30, 2007
Plant and machinery	$19,053,914	$21,087,245
Buildings	17,568,240	11,361,207
Motor vehicles	345,350	283,534
Office equipment	66,268	85,560
	37,033,772	32,817,546
Less: Accumulated depreciation	(4,728,199)	(3,579,319)
	$32,305,573	$29,238,227

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

The tax holiday resulted in tax savings as follows:

	Three months ended December 31,		Six months ended December 31
	2007	2006	2007	2006
Tax savings	$668,444	$367,701	$1,345,100	$806,669

Benefit per share
Basic	$0.01	$0.01	$0.07	$0.03
Diluted	$0.01	$0.01	$0.07	$0.03

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2007 and June 30, 2007 are as follows:

Deferred tax liabilities:	December 31, 2007	June 30, 2007

Book depreciation in excess of tax depreciation	$63,831	$39,918

Temporary differences resulting from cash basis reporting for tax purposes	448,725	(1,103,946)
Valuation allowance	(512,556)	—

Net deferred income tax (liability)	$—	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Computed tax at the federal statutory rate of 34%	$1,393,089	$926,062	$3,189,106	$2,035,689
Less adjustment to EIT statutory rate of 27%	(244,051)	(190,660)	(613,819)	(419,112)
Tax effect of US losses not deductible in PRC	130,275	-	216,768	-
Income not subject to tax	-	-	(330,361)	-
Deferred taxes	-	-	(1,064,028)	-
Benefit of tax holiday	(668,444)	(379,855)	(1,345,100)	(806,669)

Income tax expense per books	$610,689	$355,547	$52,566	$809,908

Income tax expense (benefit) consists of:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Income tax expense (benefit) for the current year - PRC	$610,869	$(34,057)	$1,116,594	$895,313
Deferred income tax expense (benefit) - PRC		389,604	(1,064,028)	(85,405)
Income tax expense (benefit) per books	$610,869	$355,547	$52,566	$809,908

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2007:
Net income	$3,486,451
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$3,486,451	43,031,346	$0.08
Effect of dilutive securities:
Warrants		607,996
Diluted EPS income available to common shareholders	$3,486,451	43,639,342	$0.08

For the three months ended December 31, 2006:
Net income	$2,888,044
Less net income from discontinued operations	$(519,879)
Basic EPS income available to common shareholders	$2,368,165	26,981,916	$0.09
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$2,368,165	26,981,916	$0.09

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2007:
Net income	$9,327,157
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$9,327,157	40,204,745	$0.23
Effect of dilutive securities:
Warrants		604,692
Diluted EPS income available to common shareholders	$9,327,157	40,809,437	$0.23

For the six months ended December 31, 2006:
Net income	$5,816,485
Less net income from discontinued operations	$(639,072)
Basic EPS income available to common shareholders	$5,177,413	26,981,916	$0.19
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$5,177,413	26,981,916	$0.19

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

19.  Restatement

On May 14, 2008, the Company’s management determined that the Company’s financial statements for the three and six months ended December 31, 2007 contained certain errors that are primarily related to incorrect deduction of VAT from net sales and overstatement of deferred tax liability. Form 8-K was filed with the Securities and Exchange Commission on May 16, 2008 describing these errors in detail. The adjustments to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31,	December 31,	December 31,
	2007	2007	2007
	Initial Filing	Restatement	Restated

Assets

Current assets
Cash and equivalents	$40,205,111	$-	$40,205,111
Accounts receivable
Trade, net of allowances of $955,086 and $273,461
at December 31, and June 30, 2007, respectively	19,888,272	-	19,888,272
Bank acceptance notes	15,383,562	-	15,383,562
Other	469,925	3,276,513	3,746,438
Inventories	10,671,635	-	10,671,635
Deposits	68,493	-	68,493
Prepaid expenses	326,065	-	326,065
Advances to suppliers, net of allowance of $2,368,805 and
$3,502,184 at December 31, and June 30, 2007,
respectively	10,256,715	-	10,256,715

Total current assets	97,269,778	3,276,513	100,546,291

Property and equipment
Land use rights	1,795,461	-	1,795,461
Property and equipment, net	32,305,573	-	32,305,573
Construction-in-progress	11,503,835	-	11,503,835

	45,604,869	-	45,604,869

Goodwill	99,999	-	99,999

Total assets	$142,974,646	$3,276,513	$146,251,159

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$6,196,315	$-	$6,196,315
Advances from customers	3,807,354	-	3,807,354
Other taxes payables	2,946,169	624,870	3,571,039
Current income taxes payable	3,171,889	486,682	3,658,571
Deferred income taxes payable	1,981,121	(1,981,121)	-
Amounts due to directors	2,543,019	-	2,543,019
Current portion of long-term debt	3,086,758	-	3,086,758
Notes payable	16,713,720	-	16,713,720

Total current liabilities	40,446,345	(869,569)	39,576,776

Long-term debt, net of current portion shown above	2,315,069	-	2,315,069

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at December 31, and
June 30, 2007;
Common stock: $0.001 par value, 62,000,000 shares
authorized, 45,896,288 and 37,378,143 issued and
outstanding December 31, and June 30, 2007	45,896	-	45,896
Additional paid-in capital	73,701,004	-	73,701,004
Accumulated other comprehensive income	4,196,499	80,520	4,277,019
Retained earnings	22,269,833	4,065,562	26,335,395

Total stockholders' equity	100,213,232	4,146,082	104,359,314

Amounts due from directors	-	-	-

Total liabilities and stockholders' equity	$142,974,646	$3,276,513	$146,251,159

Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended December 31, 2007

	Three Months Ended December 31, 2007			Six Months Ended December 31, 2007
	Initial Filing	Restatement	Restated	Initial Filing	Restatement	Restated

Revenues
Sales revenues	$11,913,718	$1,314,603	$13,228,321	$37,226,416	$3,189,140	$40,415,556
Cost of goods sold	8,528,852	-	8,528,852	28,773,987	-	28,773,987

Gross profit	3,384,866	1,314,603	4,699,469	8,452,429	3,189,140	11,641,569

Operating expenses
Selling expenses	180,744	-	180,744	281,449	-	281,449
Administrative expenses	846,218	2	846,220	1,332,595	1	1,332,596
Provision for bad debts	25,782	-	25,782	651,780	-	651,780
Depreciation and amortization expense	15,798	-	15,798	29,430	-	29,430

Total operating expenses	1,068,542	2	1,068,544	2,295,254	1	2,295,255

Income from continuing operations	2,316,324	1,314,601	3,630,925	6,157,175	3,189,139	9,346,314

Other income (expense)
Other revenues	783,255	-	783,255	792,410	-	792,410
Interest and finance costs	(316,860)	-	(316,860)	(759,001)	-	(759,001)

Total other income (expense)	466,395	-	466,395	33,409	-	33,409

Income from continuing operations
before income tax	2,782,719	1,314,601	4,097,320	6,190,584	3,189,139	9,379,723

Provision for (benefit from) income tax
Current	194,873	415,996	610,869	11,896	1,104,698	1,116,594
Deferred	226,977	(226,977)	-	917,093	(1,981,121)	(1,064,028)

Total income tax expense (benefit)	421,850	189,019	610,869	928,989	(876,423)	52,566

Net income before discontinued operations	2,360,869	1,125,582	3,486,451	5,261,595	4,065,562	9,327,157

Net income from discontinued operations

Net income	$2,360,869	$1,125,582	$3,486,451	$5,261,595	$4,065,562	$9,327,157

Basic earnings per share
From continuing operations	$0.05	$0.03	$0.08	$0.13	$0.10	$0.23
From discontinued operations	$-	$-	$-	$-	$-	$-
Total	$0.05	$0.03	$0.08	$0.13	$0.10	$0.23

Basic weighted average shares outstanding	43,031,346	-	43,031,346	40,204,745	-	40,204,745

Diluted earnings per share
From continuing operations	$0.05	$0.03	$0.08	$0.13	$0.10	$0.23
From discontinued operations	$-	$-	$-	$-	$-	$-
Total	$0.05	$0.03	$0.08	$0.13	$0.10	$0.23

Diluted weighted average shares outstanding	43,639,342	-	43,639,342	40,809,437	-	40,809,437

The Components of comprehensive income:
Net income	$2,360,869	$1,125,582	$3,486,451	$5,261,595	$4,065,562	$9,327,157
Foreign currency translation adjustment	557,213	622,109	1,179,322	2,004,339	80,520	2,084,859

Comprehensive income	$2,918,082	$1,747,691	$4,665,773	$7,265,934	$4,146,082	$11,412,016

19.  Restatement (continued)

Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended December 31, 2007

	Initial Filing	Restatement	Restated

Cash flows from operating activities
Net Income	$5,261,595	$4,065,562	$9,327,157
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation	992,570	-	992,570
Less income from discontinued operations - Oralabs, Inc	-	-	-
Allowance for bad and doubtful debts	651,780	-	651,780
Net changes in assets and liabilities:
Accounts receivable, net	(27,990,004)	(3,276,513)	(31,266,517)
Inventories	5,195,155	-	5,195,155
Deposits	15,018	-	15,018
Prepayments	(326,065)	-	(326,065)
Advances to suppliers	1,549,672	-	1,549,672
Accounts payable and accrued expenses	1,296,194	-	1,296,194
Advances from customers	2,070,883	-	2,070,883
Other taxes payable	2,223,094	523,961	2,747,055
Current income taxes	1,261,798	486,682	1,748,480
Deferred income taxes	907,410	(1,971,438)	(1,064,028)

Net cash (used in) provided by operating activities	(6,890,900)	(171,746)	(7,062,646)

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(5,508,327)	-	(5,508,327)

Net cash (used in) investing activities	(5,508,327)	-	(5,508,327)

Cash flows from financing activities
Sale of common stock	44,433,222	-	44,433,222
Capital and restructuring contributions	-	-	-
Advances from directors, net	2,053,348	100,909	2,154,257
Notes payable proceeds	16,446,667	-	16,446,667
Repayments of notes payable	(17,424,050)	-	(17,424,050)

Net cash provided by financing activities	45,509,187	100,909	45,610,096

Effect of exchange rate	1,590,289	70,837	1,661,126

Net increase in cash	34,700,249	-	34,700,249

Cash and cash equivalents, beginning of period	5,504,862	-	5,504,862

Cash and cash equivalents, end of period	$40,205,111	$-	$40,205,111

Supplemental disclosure of cash flow information

Interest paid	$759,001	$-	$759,001
Taxes paid	$-	$-	$-

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

Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Income from continuing operations before income tax increased by $1,373,608, or 50.4%, period-on-period to $4,097,320 for the three months ended December 31, 2007 from $2,723,712 for the three months ended December 31, 2006 and gross profit increased by $1,286,739, or 37.7%, period-on-period.

Gross Profit. Gross profits in absolute terms increased by $1,286,739, or 37.7%, period-on-period to $4,699,469 for the three months ended December 31, 2007 from $3,412,730 for the three months ended December 31, 2006, while gross profit margin increased to 35.5% for the three months ended December 31, 2007 from 22.7% for the three months ended December 31, 2006. The increase in gross profit margin principally resulted from production of higher quality products with more complexity and higher margins, which is also associated with longer production times and thus a lower volume.

Sales Revenues. Sales volume decreased by 5,624 metric tons, or 28.6%, period-on-period to 14,010 metric tons for the three months ended December 31, 2007 from 19,634 tons for the three months ended December 31, 2006.  As a result, sales revenues decreased by $1,779,261, or 11.9%, period-on-period to $13,228,321 for the three months ended December 31, 2007 from $15,007,582 for the three months ended December 31, 2006. We believe that the decreases in sales and sales revenues are a direct result of changes in our sales mix during the quarter to focus on high quality high margin products, and thus less volume was produced due to the complexity and longer production times required for the higher margin products.

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

Sales by Product Line. A break-down of our sales by product line for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31,
	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	3,442	2,791,741	21.1	11,836	7,146,805	47.6	(8,394)
Low carbon hard rolled	4,897	3,503,082	26.5	1,724	18,721	0.1	3,173
High-carbon cold-rolled	3,520	4,174,255	31.6	936	4,759,443	31.8	2,584
High-carbon hot-rolled	1,171	917,057	6.9	5,138	3,082,613	20.5	(3,967)
Sales of Scrap Metal	—	251,146	1.9	—	—	—	—
Subcontracting income	980	1,591,040	12.0	—	—	—	980
Total	14,010	13,228,321	100.0	19,634	15,007,582	100

There were various changes in the break-down of sales among our product lines over the three months ended December 31, 2007 as we are now operating an additional mill and are in the process of developing new products and new markets. High-carbon hot-rolled steel products only accounted for 6.9% of the current sales mix at an average selling price of $783 per ton for the three months ended December 31, 2007 compared to 20.5 % of the sales mix at an average selling price per ton of $600 for the three months ended December 31, 2006. The lower priced low-carbon cold-rolled steel products accounted for 21.1 % of the current sales mix at an average selling price of $811 per ton for the three months ended December 31, 2007 compared to  47.6% of the sales mix at an average selling price per ton of $604 for the three months ended December 31, 2006. Low carbon hard-rolled steel, which is also our exported precision steel products, was 26.5% of sales during the three months ended December 31, 2006, accounted for $ 3,503,082, or 26.5%, of the current sales mix at an average selling price of $715 per ton for the three months ended December 31, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows of the low-carbon cold-rolled steel products along with the higher margin provided by high-carbon cold-rolled products. Management continues to take appropriate action to optimize our product mix without adversely affecting overall sales volume and margins . Management believes that there are high barriers to entry in the Chinese domestic precision steel industry and that our unique capabilities give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments and customers

	Three Months Ended December 31,
Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	811	604	207	34.3
Low-carbon hard rolled	715	11	704	> 100
High-carbon cold-rolled	1,186	5,085	(3,899)	(76.7)
High-carbon hot-rolled	783	600	183	30.5
Subcontracting income	1,624	—	1,624	100.0

The average unit selling price per ton generated increased to $944 per ton for the three months ended December 31, 2007 compared to the corresponding period in 2006 of $ 764 , representing an increase of $180, or 23.5%, period-on-period. This increase was due to changes in our sales mix during the quarter to focus on high quality high margin products, and thus less volume was produced due to the complexity and longer production times required for the higher margin products. Sales of high-carbon cold-rolled steel products have increased by 2,584 metric tons,or 276%, period-on-period to 3,520 metric tons for the three months ended December 31, 2007 compared to 936 metric tons for the three months ended December 31, 2006. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $3,899, or 76.7%, to $1,186 in the three months ended December 31, 2007 as compared to an average selling of $5,085 in the three months ended December 31, 2006. This product accounted for $4,174,255, or 31.6%, of the total sales mix for the three months ended December 31, 2007 compared to $4,759,443, or 31.8%, of the sales mix for the three months ended December 31, 2006.

Sales Breakdown by Major Customer.

	Three Months Ended December 31
Customers	2007 ($ )		% to sales		2006 ($ )		% to sales

Shanghai Changshuo Steel Company Ltd	2,370,370		18			*		*
Shanghai Shengdejia Metal Products Limited	3,181,709		24			*		*
Beijing Beimo Aircraft Material Technology Ltd Co	85,468		1			*		*
Hangzhou Relian Company Limited	266,970		2		648,757		4
Shangdong Province Boxing County Longhua Material Limited	381,227		3			*		*
Shanghai Ruixuefeng Metals Co. Ltd		*		*	5,365,141		36
Nuoying International (HK) Co. Limited		*		*	1,582,510		11
Sinosteel Company Limited		*		*	2,137,467		14
Shanghai Xin Zhong Da Trading Co. Limited		*		*	933,762		6
	6,285,744		48		10,667,637		71
Others	6,942,577		52		4,339,945		29
Total	13,228,321		100		15,007,582		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 48% for the three months ended December 31, 2007 as compared to 71% for the three months ended December 31, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales. Cost of sales decreased by $3,066,000, or 26.4%, period-on-period to $8,528,852 for the three months ended December 31, 2007 from $11,594,852 for the three months ended December 31, 2006. Cost of sales represented 64.5% of sales revenues for the three months ended December 31, 2007 compared to 77.3% for the three months ended December 31, 2006. Average cost per ton sold increased by $18, or 3%, period-on-period to $609 per ton for the three months ended December 31, 2007 from $591 per ton for the three months ended December 31, 2006. Meanwhile, the average selling price per ton increased by $180 per ton, or 23.6%, period-on-period to $944 per ton for the three months ended December 31, 2007 from $764 per ton for the three months ended December 31, 2006.

	Three Months Ended December 31,
	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	6,362,758	10,618,130	(4,255,372)	(40.1)
- Direct labor	167,926	184,467	(16,541)	(8.9)
- Factory overhead	1,998,168	792,255	1,205,913	152.2
	8,528,852	11,594,852	(3,066,000)	(26.4)

Cost per units sold				(28.6)
Total units sold	14,010	19,634	(5,624)
Average cost per unit sold	609	591	18	3.0

The raw materials cost component relative to sales revenues decreased to 48.1% for the three months ended December 31, 2007 compared to 70.7% for the three months ended December 31, 2006. This was attributable to production of higher profit margin products during the three months ended December 31, 2007 as compared to the same period in 2006.

Management believes that the decrease in cost of sales is represented by the combined effect of:

•                   significant decreases in sales of low-carbon cold-rolled steel to 3,442 metric tons (compared to 11,836 metric tons for the three months ended December 31, 2006) were generated at an average selling price of $811 per ton (compared to $604 for the three months ended December 31, 2006) for the three months ended December 31, 2007;

•                   sales of 3,520 metric tons of high-carbon cold-rolled steel (compared to 936 metric tons for the three months ended December 31, 2006) generated at an average selling price of $1,186 per ton (compared to $5,085 per ton for the three months ended December 31, 2006) for the three months ended December 31, 2007; and

•                   sales of 4,897 metric tons of low-carbon hard-rolled steel at (compared to 1,724 for the three months ended December 31, 2006) generated at an average selling price of $715 per ton for the three months ended December 31, 2007.

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

Expenses

Selling Expenses. Selling expenses increased by $116,051, or 179%, period-on-period, to $180,744 for the three months ended December 31, 2007 compared to the corresponding period in 2006 of $64,693. The increase was mainly attributable to increases in transportation, which rose by 287% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B. and we incur transportation costs to the port of shipment, plus loading costs , as well as an increase in the frequency of deliveries.

Administrative Expenses .   Administrative expenses increased by $347,483, or 69.7%, period-on-period, to $846,220 for the three months ended December 31, 2007 compared to the comparable period in 2006. This increase was chiefly due to increases in costs associated with our NASDAQ listing and SEC compliance obligations. There were also increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs . Net finance cost increased 176% period-on-period as a result of the increase in total interest expense by $202,117 for 2007 compared to $114,743 for 2006.

Six Months Ended December 31, 2007 Compared To Six Months Ended December 31, 2006

Income from continuing operations before income tax increased by $3,392,402, or 56.7%, period-on-period to $9,379,723 for the six months ended December 31, 2007 from $5,987,321 for the six months ended December 31, 2006 and gross profit increased by $4,525,589, or 63.5%, period-on-period.

Gross Profit

Gross profits in absolute terms increased by $4,525,589, or 63.5%, period-on-period to $11,641,569 for the six months ended December 31, 2007 from $7,115,980 for the six months ended December 31, 2006, while gross profit margin increased to 28.8% for the six months ended December 31, 2007 from 27.9% for the six months ended December 31, 2006. The increase in gross profits is mainly attributable to increase in sales during the six months ended December 31, 2007. The decrease in gross profit margin principally resulted from a change in sales mix over the six months ended December 31, 2007, which produced increased sales of lower margin low-carbon steel products and an increase in the cost of sales.

Sales Revenues. Sales volume increased by 23,885 metric tons, or 80.9%, period-on-period to 53,378 metric tons for the six months ended December 31, 2007 from 29,493 tons for the six months ended December 31, 2006.  As a result, sales revenues increased by $14,904,626, or 58.4%, period-on-period to $40,415,556 for the six months ended December 31, 2007 from $25,510,930 for the six months ended December 31, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the continuous building of our brand both inside and outside China among users of precision steel products.

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

Sales by Product Line. A break-down of our sales by product line for the six months ended December 31, 2007 and 2006 is as follows:

	2007			2006			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	17,762	11,896,272	29.4	17,819	10,813,463	42.4	(57)
Low carbon hard rolled	7,284	5,111,386	12.6	—	—	—	7,284
High-carbon cold-rolled	12,456	18,861,130	46.7	2,178	9,625,855	37.7	10,278
High-carbon hot-rolled	5,254	2,370,060	5.9	7,516	4,892,024	19.2	(2,262)
Sales of Scrap Metal	—	527,512	1.3	—	—	—	—
Subcontracting income	10,622	1,649,196	4.1	1,980	179,588	0.7	8,642
Total	53,378	40,415,556	100.0	29,493	25,510,930	100.0

There were various changes in the break-down of sales among our product lines over the six months ended December 31, 2007 as we are now operating an additional mill and are in the process of developing new markets. High-carbon hot-rolled steel products only accounted for 5.9% of the current sales mix at an average selling price of $451 per ton for the six months ended December 31, 2007 compared to 19.2 % of the sales mix at an average selling price per ton of $ 651 for the six months ended December 31, 2006. The lower priced low-carbon cold-rolled steel products accounted for 29.4 % of the current sales mix at an average selling price of $ 670 per ton for the six months ended December 31, 2007 compared to 42.4% of the sales mix at an average selling price per ton of $607 for the six months ended December 31, 2006. Low carbon hard-rolled steel, which was not sold during the six months ended December 31, 2006, accounted for $5,111,386, or 12.6%, of the current sales mix at an average selling price of $702 per ton for the six months ended December 31, 2007.

We strive to find an appropriate sales mix that provides us with the stability and cash flows of the low-carbon cold-rolled steel products along with the higher margin provided by high-carbon cold-rolled products. Management continues to take appropriate action to optimize our product mix without adversely affecting overall sales volume and margins. Management believes that there are high barriers to entry in the Chinese domestic precision steel industry and that our unique capabilities give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments and customers .

	Six Months Ended December 31,
Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	670	607	63	10.4
Low-carbon hard rolled	702	—	702	100.0
High-carbon cold-rolled	1,514	4,420	(2,906)	(65.7)
High-carbon hot-rolled	451	651	(200)	(30.7)
Subcontracting income	155	91	64	70.3

The average unit selling price per ton generated decreased to $757 per ton for the six months ended December 31, 2007 compared to the corresponding period in 2006 of $865, representing a decrease of $108, or 12.5%, period-on-period. This decrease was due to changes in the sales mix for the six months ended December 31, 2007 as compared to 2006. Sales of high-carbon cold-rolled steel products have increased by 10,278 metric tons, or 472%, period-on-period to 12,456 metric tons for the six months ended December 31, 2007 compared to 2,178 metric tons for the six months ended December 31, 2006. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $2,906, or 65.7%, to $1,514 in the six months ended December 31, 2007 as compared to an average selling of $4,420 in the six months ended December 31, 2006. This product accounted for $18,861,130, or 46.7%, of the total sales mix for the six months ended December 31, 2007 compared to $9,625,855, or 37.7%, of the sales mix for the six months ended December 31, 2006.

Sales Breakdown by Major Customer

	Six Months Ended December 31
Customers	2007 ($ )		% to sales		2006 ($ )		% to sales

Shanghai Changshuo Steel Company Ltd	11,076,780		27			*		*
Shanghai Shengdejia Metal Products Limited	6,492,562		16			*		*
Beijing Beimo Aircraft Material Technology Ltd Co	1,843,650		5			*		*
Hangzhou Relian Company Limited	1,670,246		4		1,934,532		7
Shangdong Province Boxing County Longhua Material Limited	1,667,100		4			*		*
Shanghai Ruixuefeng Metals Co. Ltd		*		*	9,254,127		36
Nuoying International (HK) Co. Limited		*		*	1,708,265		7
Sinosteel Company Limited		*		*	3,219,796		13
Shanghai Xin Zhong Da Trading Co. Limited		*		*	1,507,757		6
	22,750,338		56		17,624,477		69
Others	17,665,218		44		7,886,453		31
Total	40,415,556		100		25,510,930		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 56% for the six months ended December 31, 2007 as compared to 69% for the six months ended December 31, 2006. With the exception of Hangzhou Relian Company Limited, the top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales. Cost of sales increased by $10,379,037, or 56.4%, period-on-period to $28,773,987 for the six months ended December 31, 2007 from $18,394,950 for the six months ended December 31, 2006. Cost of sales represented 71.2% of sales revenues for the six months ended December 31, 2007 compared to 72.1% for the six months ended December 31, 2006. Average cost per ton sold decreased by $85, or 13.6%, period-on-period to $539 per ton for the six months ended December 31, 2007 from $624 per ton for the six months ended December 31, 2006. Meanwhile, the average selling price per ton decreased by $108 per ton, or 12.5%, period-on-period to $757 per ton for the six months ended December 31, 2007 from $865 per ton for the six months ended December 31, 2006.

	Six Months Ended December 31,
	2007	2006	Variance
	$	$	$	%
Cost of sales
- Raw materials	24,973,918	16,335,269	8,638,649	52.9
- Direct labor	346,011	336,392	9,619	2.9
- Factory overhead	3,454,058	1,723,289	1,730,769	100.4
	28,773,987	18,394,950	10,379,037	56.4

Cost per units sold
Total units sold	53,378	29,493	23,885	81.0
Average cost per unit sold	539	624	(85)	(13.6)

The raw materials cost component relative to sales revenues increased to 61.8% for the six months ended December 31, 2007 compared to 64% for the six months ended December 31, 2006. This was attributable to changes in the production mix of products with different gross margins in the six months ended December 31, 2007 as compared to the six months ended December 31, 2006.  This mix of lower margin products, primarily produced in the first quarter, was related to a decision by management to reduce levels of raw materials inventory to a more healthy level.

Management believes that the increase in cost of sales is represented by the combined effect of:

•                   sales of 12,456 metric tons of high-carbon cold-rolled steel (compared to 2,178 metric tons for the six months ended December 31, 2006) were generated at an average selling price of $1,514 per ton (compared to $4,420 per ton for the six months ended December 31, 2006) for the six months ended December 31, 2007; and

•                   sales of 7,284 metric tons of low-carbon hard-rolled steel (compared to none for the six months ended December 31, 2006) was generated at an average selling price of $702 per ton for the six months ended December 31, 2007.

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

Expenses

Selling Expenses. Selling expenses increased by $177,059, or 170%, period-on-period, to $281,449 for the six months ended December 31, 2007 compared to the corresponding period in 2006 of $104,390. The increase was mainly attributable to increases in transportation, which rose by 444% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B.  and we incur transportation costs to the port of shipment, plus loading costs , as well as an increase in the frequency of deliveries.

Administrative Expenses.   Administrative expenses increased by $647,671, or 94.5%, period-on-period, to $1,332,596 for the six months ended December 31, 2007 compared to $684,925 in the comparable period in 2006. This increase was chiefly due to expenses relating to the Company’s SEC and NASDAQ compliance obligations. There were also increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

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

Net cash flows used in operating activities for the six months ended December 31, 2007 was $7,062,646 as compared with $5,473,819 provided by operating activities for the six months ended December 31, 2006, for a net decrease of $12,536,465.  This increase was due primarily to an increase in bank acceptance notes not previously held at June 30, 2007.

Net cash flows used in investing activities for the six months ended December 31, 2007 was $5,508,327 as compared with $10,212,328 for the six months ended December 31, 2006.  The decrease in investing activity was due to reduced construction during the six months ended December 31, 2007 as compared to the same period in 2006.

Net cash flows provided by financing activities for the six months ended December 31, 2007, was $45,610,096 as compared with $5,070,544 provided by financing activities for the six months ended December 31, 2006. The six months ended December 31, 2006 reflect borrowings which were incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2006 partially offset the bank borrowings. During the six months ended December 31, 2007, the Company received $44 million in net proceeds from the sale of its equity securities, which will be used for repayment of certain bank debt, capital expenditures relating to the new facilities and working capital. Also during the six months ended December 31, 2007, a director cancelled stock in the amount of $2 million which was applied against amounts owed by the director at June 30, 20007.

Current Assets. Current assets increased significantly by $59,207,297, or 143%, period-on-period to $100,546,291 as of December 31, 2007 from $41,338,994 as of June 30, 2007, principally as a result of increases in cash and equivalents by $34,700,249, or 630%, period-on-period , as we raised gross proceeds of $44 million in November 2007 through the offering of our equity securities. Accounts receivable increased by $30,690,520, or 369%, period-on-period, offset by a decline in inventories of $5,052,069, or 32%, period-on-period. We also raised gross proceeds of $44 million in November of 2007 through offering of our equity securities.

Current Liabilities. Current liabilities increased by $13,444,157, or 50.2%, period-on-period to $39,576,776 as of December 31, 2007 from $26,764,776 as of June 30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in current portion of long-term debt.

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

Loans

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

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At December 31, 2007, the Group’s total bank debt outstanding was $ 22,115,547 , all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.6 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $ 220,000 . As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At December 31, 2007, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $22 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $ 0.1 million at December 31, 2007.

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)  Disclosure Controls and Procedures.

An evaluation was performed, under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective due to restatement of the financial statements for the quarterly period ended December 31, 2007 represented by this amended Form 10-Q/A, as described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008.

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

As described in the Original Filing, management also concluded that although no significant deficiencies or material weaknesses were found at December 31, 2007, additional controls and procedures were required to improve our recordkeeping systems to ensure timely and effective reporting of information. In addition, management also concluded that additional financial personnel were required, particularly at the executive level, with experience with U.S. public companies and an appropriate level of knowledge, experience and training in the application of generally accepted accounting principles in the United States. To address these concerns, we engaged an outside management consultant to review the Company’s overall financial and accounting systems, and to document and implement an accounting manual that would strengthen and improve the systems of controls, reconciliations, procedures, books and records. In addition, we are continuing our search for a senior financial executive with experience in U.S. GAAP and U.S. public company reporting and compliance obligations.  We have also added additional resources to the accounting department that was still understaffed at December 31, 2007.

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

We currently supply high precision steel products to 12 major customers in the Chinese domestic market. For the three months ended December 31, 2007 and 2006, sales revenues generated from the top five major customers amounted to 52% and 71% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 24% and 36% of total sales revenues, respectively. We do not enter into long-term contracts with our customers, and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

Proposal 1 : Election of Directors

Name	For	Against
Wo Hing Li	29,593,064	146,600
Hai Sheng Chen	29,553,563	186,101
Tung Kuen Tsui	29,552,862	186,802
Che Kin Lui	29,553,365	186,299
David Peter Wong	29,553,621	186,043

Proposal 2 :  Approval of change in state of incorporation from Colorado to Delaware by approving and adopting an Agreement and Plan of Merger providing for the merger of the Company into its wholly-owned subsidiary, China Precision Steel, Inc., a Delaware corporation:

For	Against	Abstain
24,171,529	27,986	4,272

Proposal 3 :  Authority to issue an undetermined number of shares of Company Common Stock, shares of preferred stock convertible into Company Common Stock or warrants to purchase Company Common Stock, in an aggregate amount of up to 11,213,443 shares of Common Stock, in connection with capital raising activities over the next 12 months and prior to the next annual meeting of the Company’s Stockholders, at a price and on the terms to be determined by the Company’s Board of Directors:

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

CHINA PRECISION STEEL, INC.

Date: September 15, 2008	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

2.1	Certificate of Ownership and Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.1)

2.2	Agreement and Plan of Merger (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 2.2)

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.1)

3.2	Bylaws (incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2007, Exhibit 3.2)

4.1	Specimen Certificate for Common Stock (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2007, Exhibit 4.1)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.4)

4.5	Form of Warrant, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.5)

4.6	Form of Placement Warrant to Roth Capital Partners, LLC, dated November 6, 2007 (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 4.6)

10.1	Form of Subscription Agreement, dated November 1, 2007, among the Company and the Buyers (incorporated by reference to the Company’s Form 8-K, dated November 1, 2007, Exhibit 10.1)

21	List of Subsidiaries of the Company (incorporated herein by reference to the Company’s Form 10-K for the year ended June 30, 2007)

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32*	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Report and Certification of Inspector of Elections, dated November 12, 2007 (incorporated by reference to the Company’s Form 10-Q for the quarter ended December 31, 2007, Exhibit 99.1)

* Filed herewith