Form 10-Q/A
period 2008-03-31
China Precision Steel, Inc.
filed 2008-09-15
CIK 1044577

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, originally filed on May 16, 2008 (the “Original Filing”), is being filed to correct the items identified below.

RESTATEMENTS

As described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008, the Company announced it would restate its financial statements for the quarterly period ended September 30, 2007 and December 31, 2007. As a result of those restatements, while there have been no material changes to the cumulative figures for the period ended March 31, 2008, the Company’s financial statements for the three and nine months ended March 31, 2008 are being restated to reflect the changes to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows summarized as follows:

•
to restate the current income taxes payable and deferred income tax sections on the Condensed Consolidated Balance Sheets due to understatement of provision for enterprise income tax and overstatement of deferred income tax;

•
to restate current income tax, deferred income tax, net income, diluted earnings per share and comprehensive income sections on the Condensed Consolidated Statements of Operations and Comprehensive Income due to overstatement of current income tax and deferred income tax, and understatement of net income, diluted earnings per share, and comprehensive income; and

•
to restate the cash flows from net income, current income taxes and deferred income taxes due to understatement of net income and cash inflows from current income taxes, and overstatement of cash outflows from deferred income taxes on the Condensed Consolidated Statements of Cash Flows.

The management of the Company worked with the Company’s independent registered public accounting firm to correct the matters disclosed herein.

Item 4, Controls and Procedures, of this Form 10-Q/A has also been amended to disclose that based on management’s evaluation as of March 31, 2008, the Company’s disclosure controls and procedures were not effective due to restatements referenced above. However, as stated in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, management determined that the Company’s disclosure controls and procedures were again effective as of June 30, 2008.

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

China Precision Steel, Inc.
Index to Quarterly Report
on Form 10-Q

Quarter Ended March 31, 2008

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets at, March 31, 2008 (unaudited) and June 30, 2007 (audited)	4

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2008 and 2007	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007	7

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the year ended June 30, 2007 (audited) and the nine months ended March 31, 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

Part II - Other Information		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signatures		37

Part I - Financial Information

ITEM 1. FINANCIAL STATEMENTS.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		March 31,	June 30,
	Notes	2008	2007
		(Restated – see Noted 19)
Assets

Current assets
Cash and equivalents		$14,295,503	$5,504,862
Accounts receivable
Trade, net of allowances of $994,313 and $273,461
at March 31, 2008 and June 30, 2007, respectively		25,406,355	8,242,044
Bank acceptance notes		4,197,091	-
Other		4,794,735	85,708
Inventories	5	19,594,824	15,723,704
Deposits		-	82,758
Prepaid expenses		429,556	-
Advances to suppliers, net of allowance of $2,466,098 and $3,502,184 at March 31, 2008 and June 30, 2007, respectively		38,527,179	11,699,918

Total current assets		107,245,243	41,338,994

Property and equipment
Land use rights		1,869,205	1,124,583
Property and equipment, net	6	35,657,690	29,238,227
Construction-in-progress	7	12,344,841	10,355,763

		49,871,736	40,718,573

Goodwill		99,999	99,999

Total assets		$157,216,978	$82,157,566

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$11,179,505	$4,855,932
Advances from customers	8	6,896,092	1,720,812
Other taxes payables		3,102,035	816,553
Current income taxes payable		4,409,571	1,892,866
Deferred income taxes payable		-	1,064,028
Amounts due to directors	9	2,807,353	408,620
Current portion of long-term debt		-	6,163,445
Notes payable	10	17,400,194	9,842,520

Total current liabilities		45,794,750	26,764,776

Long-term debt, net of current portion shown above	11	-	6,878,714

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2008 and June 30, 2007;	14
Common stock: $0.001 par value, 62,000,000 shares
authorized, 45,896,288 and 37,378,143 issued and
outstanding March 31, 2008 and June 30, 2007	14	45,896	37,378
Additional paid-in capital	14	73,643,064	31,867,063
Accumulated other comprehensive income		7,759,973	2,192,160
Retained earnings		29,973,295	17,008,238

Total stockholders' equity		111,422,228	51,104,839

Amounts due from directors	9	-	(2,590,763)

Total liabilities and stockholders' equity		$157,216,978	$82,157,566

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2008	2007	2008	2007
		(Restated – see Noted 19)		(Restated – see Noted 19)
Revenues
Sales revenues		$18,773,504	$11,610,673	$59,189,060	$37,121,603
Cost of goods sold		13,399,010	8,240,743	42,172,997	26,635,693

Gross profit		5,374,494	3,369,930	17,016,063	10,485,910

Operating expenses
Selling expenses		203,477	92,315	484,926	196,705
Administrative expenses		699,220	1,411,106	2,031,816	2,096,031
Provision for bad debts		10,150	-	661,930	-
Depreciation and amortization expense		17,155	11,062	46,585	32,324

Total operating expenses		930,002	1,514,483	3,225,257	2,325,060

Income from continuing operations		4,444,492	1,855,447	13,790,806	8,160,850

Other income (expense)
Other revenues		152,894	53,436	945,304	53,436
Interest and finance costs		(415,863)	(196,787)	(1,174,864)	(514,869)

Total other income (expense)		(262,969)	(143,351)	(229,560)	(461,433)

Net income from continuing operations
before income tax		4,181,523	1,712,096	13,561,246	7,699,417

Provision for (benefit from) income tax	12
Current		543,623	1,196,573	1,660,217	2,091,886
Deferred		-	(880,694)	(1,064,028)	(966,099)

Total income tax expense		543,623	315,879	596,189	1,125,787

Net income before discontinued operations		3,637,900	1,396,217	12,965,057	6,573,630

Net income from discontinued operations	16	-	-	-	831,448

Net income		$3,637,900	$1,396,217	$12,965,057	$7,405,078

Basic earnings per share	15
From continuing operations		$0.08	$0.05	$0.31	$0.26
From discontinued operations		$-	$-	$-	$0.03
Total		$0.08	$0.05	$0.31	$0.29

Basic weighted average shares outstanding		45,896,288	28,946,086	42,088,128	25,815,157

Diluted earnings per share	15
From continuing operations		$0.08	$0.05	$0.30	$0.26
From discontinued operations		$-	$-	$-	$0.03
Total		$0.08	$0.05	$0.30	$0.29

Diluted weighted average shares outstanding		46,365,778	29,387,360	42,555,912	25,960,101

The Components of comprehensive income:
Net income		$3,637,900	$1,396,217	$12,965,057	$7,405,078
Foreign currency translation adjustment		3,481,498	335,929	5,567,813	990,914

Comprehensive income		$7,119,398	$1,732,146	$18,532,870	$8,395,992

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2007 and the Nine Months Ended March 31, 2008

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	24,283,725	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776

Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contribution from
waiver of dividend	-	-	3,953,794			3,953,794
Foreign currency translation
adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operations
sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,143	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(130,468)	-	-	(130,468)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	189,205	189	(189)	-	-	-
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)
Foreign currency translation
adjustment	-	-	-	5,567,813	-	5,567,813
Net income	-	-	-	-	12,965,057	12,965,057

Balance at March 31, 2008 (Unaudited and Restated)	45,896,288	$45,896	$73,643,064	$7,759,973	$29,973,295	$111,422,228

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
	(Restated – see Noted 19)
Cash flows from operating activities
Net Income	$12,965,057	$7,405,078
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,841,947	1,095,981
Less income from discontinued operations - Oralabs, Inc	-	(831,448)
Allowance for bad and doubtful debts	661,930	519,614
Warrants issued for consulting	-	447,993
Net changes in assets and liabilities:
Accounts receivable, net	(26,067,887)	8,200,648
Inventories	(2,616,526)	(11,548,066)
Deposits	89,361	(225,887)
Prepayments	(429,556)	-
Advances to suppliers	(25,893,725)	(6,197,997)
Accounts payable and accrued expenses	5,702,234	1,439,529
Advances from customers	5,037,976	984,523
Other taxes payable	2,220,328	108,450
Current income taxes	2,365,673	2,513,992
Deferred income taxes	(1,064,028)	(960,262)

Net cash (used in) provided by operating activities	(25,187,216)	2,952,148

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(7,512,290)	(10,329,164)

Net cash (used in) investing activities	(7,512,290)	(10,329,164)

Cash flows from financing activities
Sale of common stock	44,375,282	19,416,533
Advances from directors, net	2,572,846	(3,708,722)
Notes payable proceeds	16,446,667	12,280,943
Repayments of notes payable	(23,757,121)	(10,204,006)

Net cash provided by financing activities	39,637,674	17,784,748

Effect of exchange rate	1,852,473	990,914

Net increase in cash	8,790,641	11,398,646

Cash and cash equivalents, beginning of period	5,504,862	186,955

Cash and cash equivalents, end of period	$14,295,503	$11,585,601

Supplemental disclosure of cash flow information

Interest paid	$1,174,864	$572,089
Taxes paid	$-	$-
Issuance of 2,798,191 shares of stock for syndication fees	$-	$8,394,573
Issuance of 100,000 warrants for services	$-	$562,731
Issuance of 1,300,059 warrants for syndication fees	$-	$2,770,349
Fixed asset purchases in accounts payable	$233,885	$-

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

Construction-in-Progress – Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to fixed assets.

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

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted “FIN 48” effective January 1, 2007.

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

Recent Accounting Pronouncements -

The Financial Accounting Standards Board (“FASB”) recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In June 2006, the “FASB” issued “FASB” Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of “FASB” Statement No. 109 (“FIN 48”). “FIN 48” provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. “FIN 48” prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. “FIN 48” is effective for fiscal years beginning after December 15, 2006. The adoption of “FIN 48” did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the “FASB” issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the “FASB” issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of “FASB” Statements No. 87, 88, 106 and 132(R). “SFAS No. 158” requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. “SFAS No. 158” has no current applicability to the Company’s financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). “SAB No. 108” addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. “SAB No. 108” requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of “SAB No. 108” had no impact on the Company’s financial statements.

In February 2007, the “FASB” issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of “FASB” Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

In December 2007, the “FASB” issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). “SFAS 141(R)” will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. “SFAS 141(R)” will impact the Company in the event of any future acquisition.

In December 2007, the “FASB” issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). “SFAS 160” establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. “SFAS 160” is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that “SFAS 160” will have a material impact on its consolidated financial statements.

In March 2008, the “FASB” issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of “FASB” Statement No. 133 (“SFAS 161”). “SFAS 161” changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of “SFAS 161”.

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

9.    Transactions with Related Parties

Amounts due to (from) directors as of March 31, 2008 and June 30, 2007 are as follows:

Name	March 31, 2008	June 30, 2007
Wo Hing Li	$2,852,704	$(2,590,763)
Hai Sheng Chen	(45,351)	408,620
	$2,807,353	$(2,182,143)

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

The tax holiday resulted in tax savings as follows:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Tax savings	$556,675	$315,879	$1,971,827	$1,023,932

Benefit per share
Basic	$0.01	$0.01	$0.05	$0.04
Diluted	$0.01	$0.01	$0.05	$0.04

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2008 and June 30, 2007 are as follows:

Deferred tax assets and liabilities:	March 31, 2008	June 30, 2007

Book depreciation in excess of tax depreciation	$77,143	$39,918

Temporary differences resulting from reporting for tax purposes	443,561	(1,103,946)

Net deferred income tax asset (liability)	520,704	$(1,064,028)
Valuation allowance	(520,704)	-
	-	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Computed tax at the federal statutory rate of 34%	$1,421,718	$582,113	$4,610,824	$2,617,802
Less adjustment to EIT statutory rate of 25% in 2008 and 27% in 2007 and 2006	(517,760)	(119,847)	(1,131,579)	(538,959)
Tax effect of US losses not deductible in PRC	229,185	172,733	446,953	172,733
Income not subject to tax	-	-	(330,361)	-
Deferred taxes	-	(3,241)	(1,064,028)	(101,857)
Benefit of tax holiday	(589,520)	(315,879)	(1,935,620)	(1,023,932)

Income tax expense per books	$543,623	$315,879	$596,189	$1,125,787

Income tax expense (benefit) consists of:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Income tax expense (benefit) for the current year PRC	$543,623	$1,196,573	$1,660,217	$2,091,886
Deferred income tax expense (benefit) – PRC	-	(880,694)	(1,064,028)	(966,099)
Income tax expense per books	$543,623	$315,879	$596,189	$1,125,787

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

15.  Earnings Per Share

“SFAS 128” requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

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

The following reconciles the components of the EPS computation:
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2008:
Net income	$3,637,900
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$3,637,900	45,896,288	$0.08
Effect of dilutive securities:
Warrants		469,490
Diluted EPS income available to common shareholders	$3,637,900	46,365,778	$0.08

For the three months ended March 31, 2007:
Net income	$1,396,217
Less net income from discontinued operations	$-
Basic EPS income available to common shareholders	$1,396,217	28,946,086	$0.05
Effect of dilutive securities:
Warrants		441,274
Diluted EPS income available to common shareholders	$1,396,217	29,387,360	$0.05

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2008:
Net income	$12,965,057
Less Net income from discontinued operations	$-
Basic EPS income available to common shareholders	$12, 965,057	42,088,128	$0.31
Effect of dilutive securities:
Warrants		467,784
Diluted EPS income available to common shareholders	$12, 965,057	42,555,912	$0.30

For the nine months ended March 31, 2007:
Net income	$7,405,078
Less net income from discontinued operations	$(831,448)
Basic EPS income available to common shareholders	$6,573,630	25,815,157	$0.26
Effect of dilutive securities:
Warrants		144,944
Diluted EPS income available to common shareholders	$6,573,630	25,960,101	$0.29

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

Summarized selected financial information for discontinued operations for the three and nine months ended March 31, 2008, and 2007 is as follows:

	Three months ended:		Nine months ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

Revenues	$-0-	$-0-	$ _-0-	$9,404,000
Income before tax	-0-	-0-	-0-	1,023,000
Income taxes	-0-	-0-	-0-	192,000
Income from discontinued operations	$-0-	$-0-	$-0-	$831,000

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

19.  Restatement

As described in the current report on Form 8-K filed by the Company with the SEC on May 16, 2008, the Company announced it would restate its financial statements for the quarterly period ended September 30, 2007 and December 31, 2007. As a result of those restatements, while there have been no material changes to the cumulative figures for the period ended March 31, 2008, the Company’s financial statements for the three and nine months ended March 31, 2008 are being restated to reflect the changes in financials for the prior periods, as well as changes to cumulative current income tax expenses and provision for enterprise income tax. The adjustments to the consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows are summarized as follows:

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	March 31,
	2008	2008	2008
	Initial Filing	Restatement	Restated

Assets

Current assets
Cash and equivalents	$14,295,503	$-	$14,295,503
Accounts receivable
Trade, net of allowances of $994,313 and $273,461at March 31, 2008 and June 30, 2007, respectively	25,406,355	-	25,406,355
Bank acceptance notes	4,197,091	-	4,197,091
Other	4,794,735	-	4,794,735
Inventories	19,594,824	-	19,594,824
Deposits	-	-	-
Prepaid expenses	429,556	-	429,556
Advances to suppliers, net of allowance of $2,466,098 and $3,502,184 at March 31, 2008 and June 30, 2007,respectively	38,527,179	-	38,527,179

Total current assets	107,245,243	-	107,245,243

Property and equipment
Land use rights	1,869,205	-	1,869,205
Property and equipment, net	35,657,690	-	35,657,690
Construction-in-progress	12,344,841	-	12,344,841

	49,871,736	-	49,871,736

Goodwill	99,999	-	99,999

Total assets	$157,216,978	$-	$157,216,978

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities	$11,179,506	$(1)	$11,179,505
Advances from customers	6,896,092	-	6,896,092
Other taxes payables	3,431,415	(329,380)	3,102,035
Current income taxes payable	4,373,885	35,686	4,409,571
Deferred income taxes payable	-	-	-
Amounts due to directors	2,807,353	-	2,807,353
Current portion of long-term debt	-	-	-
Notes payable	17,400,194	-	17,400,194

Total current liabilities	46,088,445	(293,695)	45,794,750

Long-term debt, net of current portion shown above	-	-	-

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2008 and June 30, 2007;
Common stock: $0.001 par value, 62,000,000 shares authorized, 45,896,288 and 37,378,143 issued and outstanding March 31, 2008 and June 30, 2007	45,896	-	45,896
Additional paid-in capital	73,643,064	-	73,643,064
Accumulated other comprehensive income	7,745,138	14,835	7,759,973
Retained earnings	29,694,435	278,860	29,973,295

Total stockholders' equity	111,128,533	293,695	111,422,228

Amounts due from directors	-	-	-

Total liabilities and stockholders' equity	$157,216,978	$-	$157,216,978

19.  Restatement (continued)

Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2008

		Three Months Ended March 31, 2008			Nine Months Ended March 31, 2008
		Initial Filing	Restatement	Restated	Initial Filing	Restatement	Restated

Revenues
Sales revenues		$18,723,842	$49,662	$18,773,504	$59,189,060	$-	$59,189,060
Cost of goods sold		13,399,010	-	13,399,010	42,172,998	(1)	42,172,997

Gross profit		5,324,832	49,662	5,374,494	17,016,062	1	17,016,063

Operating expenses
Selling expenses		203,477	-	203,477	484,926	-	484,926
Administrative expenses		699,221	(1)	699,220	2,031,816	-	2,031,816
Provision for bad debts		10,150	-	10,150	661,930	-	661,930
Depreciation and amortization expense		17,155	-	17,155	46,585	-	46,585

Total operating expenses		930,003	(1)	930,002	3,225,257	-	3,225,257

Income from continuing operations		4,394,829	49,663	4,444,492	13,790,805	1	13,790,806

Other income (expense)
Other revenues		152,894	-	152,894	945,304	-	945,304
Interest and finance costs		(415,863)	-	(415,863)	(1,174,864)	-	(1,174,864)

Total other income (expense)		(262,969)	-	(262,969)	(229,560)	-	(229,560)

Net income from continuing operations before income tax		4,131,860	49,663	4,181,523	13,561,245	1	13,561,246

Provision for (benefit from) income tax	12
Current		1,598,777	(1,055,154)	543,623	2,047,911	(387,694)	1,660,217
Deferred		(2,089,956)	2,089,956	-	(1,172,863)	108,835	(1,064,028)

Total income tax expense		(491,179)	1,034,802	543,623	875,048	(278,859)	596,189

Net income before discontinued operations		4,623,039	(985,139)	3,637,900	12,686,197	278,860	12,965,057

Net income from discontinued operations	16	-		-	-		-

Net income		$4,623,039	$(985,139)	$3,637,900	$12,686,197	$278,860	$12,965,057

Basic earnings per share	15
From continuing operations		$0.10	$(0.02)	$0.08	$0.30	$0.01	$0.31
From discontinued operations		$-		$-	$-		$-
Total		$0.10	$(0.02)	$0.08	$0.30	$0.01	$0.31

Basic weighted average shares outstanding		45,896,288	-	45,896,288	42,088,128	-	42,088,128

Diluted earnings per share	15
From continuing operations		$0.10	$(0.02)	$0.08	$0.30	$0.01	$0.30
From discontinued operations		$-		$-	$-		$-
Total		$0.10	$(0.02)	$0.08	$0.30	$0.01	$0.30

Diluted weighted average shares outstanding		46,365,778	-	46,365,778	42,555,912	-	42,555,912

The Components of comprehensive income:
Net income		$4,623,039	$(985,139)	$3,637,900	$12,686,197	$278,860	$12,965,057
Foreign currency translation adjustment		3,548,639	(67,141)	3,481,498	5,552,978	14,835	5,567,813

Comprehensive income		$8,171,678	$(1,052,280)	$7,119,398	$18,239,175	$293,695	$18,532,870

Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008

	Initial Filing	Restatement	Restated

Cash flows from operating activities
Net Income	$12,686,197	$278,860	$12,965,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,841,947	-	1,841,947
Less income from discontinued operations - Oralabs, Inc	-		-
Allowance for bad and doubtful debts	661,930	-	661,930
Warrants issued for consulting
Net changes in assets and liabilities:
Accounts receivable, net	(26,067,887)	-	(26,067,887)
Inventories	(2,616,526)	-	(2,616,526)
Deposits	89,361	-	89,361
Prepayments	(429,556)	-	(429,556)
Advances to suppliers	(25,893,725)	-	(25,893,725)
Accounts payable and accrued expenses	5,702,234	-	5,702,234
Advances from customers	5,037,976	-	5,037,976
Other taxes payable	2,657,687	(437,359)	2,220,328
Current income taxes	2,329,987	35,686	2,365,673
Deferred income taxes	(1,148,927)	84,899	(1,064,028)

Net cash (used in) provided by operating activities	(25,149,302)	(37,914)	(25,187,216)

Cash flows from investing activities
Purchases of property and equipment including construction in progress	(7,512,290)	-	(7,512,290)

Net cash (used in) investing activities	(7,512,290)	-	(7,512,290)

Cash flows from financing activities
Sale of common stock	44,375,282	-	44,375,282
Advances from directors, net	2,464,868	107,978	2,572,846
Notes payable proceeds	16,446,667	-	16,446,667
Repayments of notes payable	(23,757,121)	-	(23,757,121)

Net cash provided by financing activities	39,529,696	107,978	39,637,674

Effect of exchange rate	1,922,537	(70,064)	1,852,473

Net increase in cash	8,790,641	-	8,790,641

Cash and cash equivalents, beginning of year	5,504,862	-	5,504,862

Cash and cash equivalents, end of year	$14,295,503	$-	$14,295,503

Supplemental disclosure of cash flow information

Interest paid	$1,174,864	$-	$1,174,864
Taxes paid	$-		$-
Issuance of 2,798,191 shares of stock for syndication fees	$-		$-
Issuance of 100,000 warrants for services	$-		$-
Issuance of 1,300,059 warrants for syndication fees	$-		$-
Fixed asset purchases in accounts payable	$233,885	$-	$233,885

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Income from continuing operations before tax increased by $2,469,427, or 144%, period-on-period to $4,181,523 for the three months ended March 31, 2008 from $1,712,096 for the three months ended March 31, 2007 and gross profit increased by $2,004,564, or 60%, period-on-period.

Gross Profit. Gross profits in absolute terms increased by $2,004,564, or 60%, period-on-period to $5,374,494 for the three months ended March 31, 2008 from $3,369,930 for the three months ended March 31, 2007, while gross profit margin slightly decreased to 28.6% for the three months ended March 31, 2008 from 29.0% for the three months ended March 31, 2007. The decrease in gross profit margin principally resulted from a change in sales mix over the three months ended March 31, 2008, during which no high end cold-rolled steel was produced.

Sales Revenues. Sales volume increased by 8,163 tons, or 50.7%, period-on-period to 24,273 tons for the three months ended March 31, 2008 from 16,110 tons for the three months ended March 31, 2007.  As a result, sales revenues increased by $7,162,831, or 61.7%, period-on-period to $18,773,504 for the three months ended March 31, 2008 from $11,610,673 for the three months ended March 31, 2007. We believe that the increases in sales and sales revenues are a direct result of increase in volume produced and shipped, especially the production and exporting of additional low carbon hard-rolled steel coils, as well as the subcontracting work during the quarter that was not done in the quarter ended March 31, 2007.

Our average cost per unit sold increased to $552 for the three months ended March 31, 2008 compared to average cost per unit sold of $512 for the three months ended March 31, 2007, representing an increase of $40 per ton, or 7.8%, period-on-period. The 1400 mm cold-roll mill which became operational at the beginning of October 2006 is now operating at approximately 50% of design capacity and will likely take another two years to reach its maximum production speed and capacity.

Sales by Product Line. A break-down of our sales by product line for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	7,196	5,362,597	28.6	8,739	5,233,213	45.0	(1,543)
Low carbon hard rolled	5,178	3,562,724	19.0	378	262,340	2.3	4,800
High-carbon cold-rolled	3,270	4,011,039	21.4	2,309	3,583,283	30.9	961
High-carbon hot-rolled	1,592	1,447,782	7.7	4,511	2,334,225	20.1	(2,919)
Sales of scrap metal	—	346,524	1.8	—	—	—	—
Subcontracting income	7,037	4,042,838	21.5	—	—	—	7,037
High end cold- rolled	—	—	—	173	197,612	1.7	(173)
Total	24,273	18,773,504	100.0	16,110	11,610,673	100

There were various changes in the break-down of sales among our product lines over the three months ended March 31, 2008 as we have been ramping up the capacity of the additional mill since October 2006 and are in the process of developing new products and new markets. High-carbon hot-rolled steel products only accounted for 7.7% of the current sales mix at an average selling price of $909 per ton for the three months ended March 31, 2008 compared to 20.1% of the sales mix at an average selling price per ton of $517 for the three months ended March 31, 2007. The low-carbon cold-rolled steel products accounted for 28.6% of the current sales mix at an average selling price of $745 per ton for the three months ended March 31, 2008 compared to 45.0% of the sales mix at an average selling price per ton of $599 for the three months ended March 31, 2007 as a result of production of higher precision products in this category. Low carbon hard-rolled steel, which is also our exported precision steel products, was 2.3% of sales during the three months ended March 31, 2007, accounted for $3,562,724, or 19.0%, of the current sales mix at an average selling price of $688 per ton for the three months ended March 31, 2008.

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

	Three Months Ended March 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	745	599	146	24.4
Low-carbon hard rolled	688	694	(6)	(0.9)
High-carbon cold-rolled	1,227	1,552	(325)	(20.9)
High-carbon hot-rolled	909	517	392	75.8
Subcontracting income	575	—	575	100
High-end cold-rolled	—	1,142	(1,142)	(100)

The average unit selling price per ton generated increased to $773 per ton for the three months ended March 31, 2008 compared to the corresponding period in 2007 of $721, representing an increase of $52, or 7.3%, period-on-period. This increase was due to changes in our sales mix during the quarter to focus on high quality high margin products and subcontracting work. Sales of high-carbon cold-rolled steel products have increased by 961 tons, or 41.6%, period-on-period to 3,270 tons for the three months ended March 31, 2008 compared to 2,309 tons for the three months ended March 31, 2007. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $325, or 20.9%, to $1,227 in the three months ended March 31, 2008 as compared to an average selling of $1,552 in the three months ended March 31, 2007. This product accounted for $4,011,039, or 21.4%, of the total sales mix for the three months ended March 31, 2008 compared to $3,583,283, or 30.9%, of the sales mix for the three months ended March 31, 2007.

Sales Breakdown by Major Customer.

	Three Months Ended March 31
Customers	2008 ($)		% to sales		2007 ($)		% to sales

Shanghai Baosteel Stainless Steel Processing and Distribution Co., Ltd.	3,906,047		21			*		*
Shanghai Bayou Trading Co., Ltd	1,628,451		9			*		*
Shanghai Shengdejia Metal Products Co., Ltd.	1,223,316		7			*		*
Shanghai Changshuo Stainless Steel Processing Co. Ltd.	706,998		4			*		*
Unimax & Far Corporation	526,322		3			*		*
Sinosteel Company Limited		*		*	1,585,399		14
Hangzhou Relian Company Limited		*		*	1,373,785		12
Nuoying International (HK) Co. Limited		*		*	1,411,803		12
Hubei Dafan Vehicle Enterprise Co. Limited		*		*	475,908		4
Shanghai Bayou Industrial Limited		*		*	319,957		3
	7,991,134		43		5,166,852		45
Others	10,782,370		57		6,443,821		55
Total	18,773,504		100		11,610,673		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 44% for the three months ended March 31, 2008 as compared to 45% for the three months ended March 31, 2007. The top five major customers were different period-on-period. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales. Cost of sales increased by $5,158,267, or 62.6%, period-on-period to $13,399,010 for the three months ended March 31, 2008 from $8,240,743 for the three months ended March 31, 2007. Cost of sales represented 71.6% of sales revenues for the three months ended March 31, 2008 compared to 71.0% for the three months ended March 31, 2007. Average cost per ton sold increased by $40, or 7.8%, period-on-period to $552 per ton for the three months ended March 31, 2008 from $512 per ton for the three months ended March 31, 2007. Meanwhile, the average selling price per ton increased by $52 per ton, or 7.3%, period-on-period to $773 per ton for the three months ended March 31, 2008 from $721 per ton for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	10,685,196	6,781,677	3,903,519	57.6
- Direct labor	134,404	128,675	5,729	4.5
- Factory overhead	2,579,410	1,330,391	1,249,019	93.9
	13,399,010	8,240,743	5,158,267	62.6

Cost per unit sold
Total units sold (tons)	24,273	16,110	8,163	50.7
Average cost per unit sold ($/ton)	552	512	40	7.8

 Management believes that the increase in cost of sales is represented by the combined effect of:

•
significant increase in sales of 5,178 tons of low-carbon hard-rolled steel (compared to 378 tons for the three months ended March 31, 2007) was generated at an average selling price of $688 per ton for the three months ended March 31, 2008.

•
sales of 3,270 tons of high-carbon cold-rolled steel (compared to 2,309 tons for the three months ended March 31, 2007) was generated at an average selling price of $1227 per ton (compared to $1,552 per ton for the three months ended March 31, 2007) for the three months ended March 31, 2008;

•
sales of low-carbon cold-rolled steel at a lower 7,196 tons (compared to 8,739 tons for the three months ended March 31, 2007) was generated at an average selling price of $745 per ton (compared to $599 for the three months ended March 31, 2007) for the three months ended March 31, 2008;

The cost of raw materials consumed increased by $3,903,519, or 57.6%, period-on-period to $10,685,196 for the three months ended March 31, 2008 from $6,781,677 for the three months ended March 31, 2007. This increase was mainly attributable to increases in sales volume by 8,163 tons, or 50.7%, period-on-period to 24,273 tons for the three months ended March 31, 2008 from 16,110 tons for the three months ended March 31, 2007 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced increased by $40 per ton, or 7.8%, period-on-period to $552 per ton for the three months ended March 31, 2008 from $512 per ton for the three months ended March 31, 2007.

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

Expenses.

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

Administrative Expenses. Administrative expenses decreased by $711,886, or 50.4%, period-on-period, to $699,220 for the three months ended March 31, 2008 compared to the comparable period in 2007. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the quarter and we become more familiar with the rules and regulations as a listed company. There were increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs. Net finance cost increased 111% period-on-period as a result of the increase in total interest expense to 415,863 for 2008 compared to $196,787 for 2007.

Nine Months Ended March 31, 2008 Compared To Nine Months Ended March 31, 2007

Income from continuing operations before tax increased by $5,861,829, or 76.1%, period-on-period to $13,561,246 for the nine months ended March 31, 2008 from $7,699,417 for the nine months ended March 31, 2007 and gross profit increased by $6,530,153, or 62.3%, period-on-period.

Gross Profit. Gross profits in absolute terms increased by $6,530,153, or 62.3%, period-on-period to $17,016,063 for the nine months ended March 31, 2008 from $10,485,910 for the nine months ended March 31, 2007, while gross profit margin increased to 28.7% for the nine months ended March 31, 2008 from 28.2% for the nine months ended March 31, 2007. The increase in gross profits is mainly attributable to increase in sales during the nine months ended March 31, 2008. The increase in gross profit margin principally resulted from a change in sales mix over the nine months ended March 31, 2008, which produced increased sales of higher margin steel products.

Sales Revenues. Sales volume increased by 32,048 tons, or 70.3%, period-on-period to 77,651 tons for the nine months ended March 31, 2008 from 45,603 tons for the nine months ended March 31, 2007.  As a result, sales revenues increased by $22,067,457, or 59.4%, period-on-period to $59,189,060 for the nine months ended March 31, 2008 from $37,121,603 for the nine months ended March 31, 2007. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the continuous building of our brand both inside and outside China among users of precision steel products.

Average cost per unit sold decreased to $543 for the nine months ended March 31, 2008 compared to an average cost per unit sold of $584 for the nine months ended March 31, 2007, representing an decrease of $41 per ton, or 7.0%, period-on-period. The 1400 mm cold-roll mill which became operational in October 2006 is now operating at approximately 50% of design capacity. Greater production capacity and more flexibility in our sales mix has resulted in a decrease in the average cost of production during the nine months ended March 31, 2008.

Sales by Product Line. A break-down of our sales by product line for the nine months ended March 31, 2008 and 2007 is as follows:

	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	24,958	19,561,692	33.0	26,558	16,046,675	43.2	(1,600)
Low carbon hard rolled	12,462	8,235,950	13.9	2,344	436,242	1.2	10,118
High-carbon cold-rolled	15,726	21,523,894	36.4	4,116	8,164,065	22.0	11,610
High-carbon hot-rolled	6,846	3,620,677	6.1	12,026	7,226,249	19.5	(5,180)
Low carbon acid wash	-	-	-	14	5,686	0.0	(14)
High end cold-rolled	-	-	-	545	5,242,686	14.1	(545)
Sales of Scrap Metal	-	781,238	1.3	-	-	-	-
Subcontracting income	17,659	5,465,609	9.3	-	-	-	17,659
Total	77,651	59,189,060	100.0	45,603	37,121,603	100.0

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

	Nine months Ended March 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	784	604	180	29.8%
Low-carbon hard rolled	661	186	475	255.4%
High-carbon cold-rolled	1,369	1,983	(614)	(31.0)%
High-carbon hot-rolled	529	601	(72)	(12.0)%
Low-carbon acid wash	—	406	(406)	(100.0)%
High end cold-rolled	—	9,620	(9,620)	(100.0)%
Subcontracting income	310	—	310	100.0%

The average unit selling price per ton generated decreased to $762 per ton for the nine months ended March 31, 2008 compared to the corresponding period in 2007 of $814, representing a decrease of $52, or 6.4%, period-on-period. This decrease was due to changes in the sales mix for the nine months ended March 31, 2008 as compared to 2007. Sales of high-carbon cold-rolled steel products have increased by 11,610 tons, or 282%, period-on-period to 15,726 tons for the nine months ended March 31, 2008 compared to 4,116 tons for the nine months ended March 31, 2007. While the volume of high-carbon cold-rolled steel increased, the average sales price declined $614, or 31%, to $1,369 in the nine months ended March 31, 2008 as compared to an average selling of $1,983 in the nine months ended March 31, 2007. This product accounted for $21,523,894, or 36.4%, of the total sales mix for the nine months ended March 31, 2008 compared to $8,164,065, or 22%, of the sales mix for the nine months ended March 31, 2007.

Sales Breakdown by Major Customer.

	Nine months Ended March 31
Customers	2008 ($)		% to sales		2007 ($)		% to sales

Shanghai Changshuo Steel Company Ltd	14,174,957		24			*		*
Shanghai Bayou Trade Co. Ltd.	10,854,529		18			*		*
Shanghai Shengdejia Metal Products Co., Ltd	8,232,801		14			*		*
Shanghai Baosteel Stainless Steel Processing and Distribution Co., Ltd	4,113,827		7			*		*
Shanghai Wozi Jintian Saw Blade Co., Ltd	1,429,622		2			*		*
Sinosteel Company Limited		*		*	4,805,195		13
Hangzhou Relian Company Limited		*		*	3,308,317		9
Nuoying International (HK) Co. Limited		*		*	3,120,068		8
Weitu Technology(Shanghai) Co., Ltd		*		*	953,509		3
Hubei Dafan Vehicle Enterprise Co. Limited		*		*	947,010		2
	38,805,736		65		13,134,099		35
Others	20,383,324		35		23,987,504		65
Total	59,189,060		100		37,121,603		100

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

Cost of Sales. Cost of sales increased by $15,537,304 or 58.3%, period-on-period to $42,172,997 for the nine months ended March 31, 2008 from $26,635,693 for the nine months ended March 31, 2007. Cost of sales represented 71.3% of sales revenues for the nine months ended March 31, 2008 compared to 71.8% for the nine months ended March 31, 2007. Average cost per ton sold decreased by $41, or 7.0%, period-on-period to $543 per ton for the nine months ended March 31, 2008 from $584 per ton for the nine months ended March 31, 2007. Meanwhile, the average selling price per ton decreased by $52 per ton, or 6.4%, period-on-period to $762 per ton for the nine months ended March 31, 2008 from $814 per ton for the nine months ended March 31, 2007.

	Nine months Ended March 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	35,954,929	23,116,946	12,837,983	55.5
- Direct labor	484,871	465,067	19,804	4.3
- Factory overhead	5,733,197	3,053,680	2,679,517	87.7
	42,172,997	26,635,693	15,537,304	58.3

Cost per unit sold
Total units sold (tons)	77,651	45,603	32,048	70.3
Average cost per unit sold ($/ton)	543	584	(41)	(7.0)

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

Management believes that the increase in cost of sales is represented by the combined effect of:

•
sales of 15,726 tons of high-carbon cold-rolled steel (compared to 4,116 tons for the nine months ended March 31, 2007) was generated at an average selling price of $1,369 per ton (compared to $1,983 per ton for the nine months ended March 31, 2007) for the nine months ended March 31, 2008; and

•
sales of 12,462 tons of low-carbon hard-rolled steel (compared to 2,344 tons at an average selling price of $186 for the nine months ended March31, 2007) was generated at an average selling price of $661 per ton for the nine months ended March 31, 2008.

The cost of raw materials consumed increased by $12,837,983, or 55.5%, period-on-period to $39,954,929 for the nine months ended March 31, 2008 from $23,116,946 for the nine months ended March 31, 2007. This increase was mainly attributable to increases in sales volume by 32,048 tons, or 70.3%, period-on-period to 77,651 tons for the nine months ended March 31, 2008 from 45,603 tons for the nine months ended March 31, 2007 resulting in higher input of raw materials utilized in production. Average unit cost of raw materials per unit produced decreased by $44 per ton, or 8.7%, period-on-period to $463 per ton for the nine months ended March 31, 2008 from $507 per ton for the nine months ended March 31, 2007.

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

Expenses.

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

Administrative Expenses.Administrative expenses decreased by $64,215, or 3.1%, period-on-period, to $2,031,816 for the nine months ended March 31, 2008 compared to $2,096,031 in the comparable period in 2007. This decrease was chiefly due to reduction in the expenses relating to the Company’s SEC and NASDAQ compliance obligations.

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

Net cash flows used in operating activities for the nine months ended March 31, 2008 was $25,187,216 as compared with $2,952,148 provided by operating activities for the nine months ended March 31, 2007, for a net increase of $28,139,364. This increase was due primarily to an increase in bank acceptance notes not previously held at June30, 2007 and increases in advances to suppliers during the nine months ended March 31, 2008.

Net cash flows used in investing activities for the nine months ended March 31, 2008 was $7,512,290 as compared with $10,329,164 for the nine months ended March 31, 2007. The decrease in investing activity was due to reduced construction during the nine months ended March 31, 2008 as compared to the same period in 2007.

Net cash flows provided by financing activities for the nine months ended March 31, 2008, was $39,637,674 as compared with $17,784,748 provided by financing activities for the nine months ended March 31, 2007. The nine months ended March 31, 2007 reflect borrowings which were incurred for expansion of the operations and to finance the construction-in-progress on new facilities. Repayments on advances from directors in 2007 partially offset the bank borrowings. During the nine months ended March 31, 2008, the Company received $44 million in net proceeds from the sale of its equity securities, which will be used for repayment of certain bank debt, capital expenditures relating to the new facilities and working capital. Also during the nine months ended March 31, 2008, a director cancelled stock in the amount of $2 million which was applied against amounts owed by the director at June30, 20007.

Current Assets. Current assets increased significantly by $65,906,249, or 159.4%, period-on-period to $107,245,243 as of March 31, 2008 from $41,338,994 as of June30, 2007, principally as a result of increases in cash and equivalents by $8,790,641, or 160%, period-on-period, accounts receivable by $17,164,311, or 208%, period-on-period, bank acceptance notes of $4,197,091, or 100%, period on period, inventories by $3,871,120, period on period. The increase in cash and cash equivalents is mainly attributable to the gross proceeds of $44million from the offering of our equity securities in November 2007.

Current Liabilities. Current liabilities increased by $19,029,974, or 71.1%, period-on-period to $45,794,750 as of March 31, 2008 from $26,764,776 as of June30, 2007. The increase was due to increases in advances from customers, tax payables, provision for taxation and amounts due to directors and was mitigated by decreases in current portion of long-term debt.

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

During the current year, we expect to make additional investments in a new continuous annealing line and a new 1700mm cold roll mill at our facilities in Shanghai. We estimate that these investments could total up to $20 million. We intend to fund these investments through a combination of funds from operations, working capital, bank debt and the recent $47.9 million financing which was completed in November2007. The actual combination of sources of funds will be dependent upon market conditions at the time of implementation.

Off-Balance Sheet Arrangements

For the three and nine months ended March 31, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

	At March 31, 2008 Payments Due By Period
(in thousands)	Total	Fiscal Year 2008	Fiscal Years 2009-2010	Fiscal Years 2011-2012	Fiscal Year 2013and Beyond
Contractual obligations:
Debt Obligations	$17,734,713	$17,734,713	$-	$-	$-
Construction Commitments	4,235,722	4,235,722	-	-	-
	$21,970,435	$21,970,435	$-	$-	$-

Loans

Bank and other loans decreased by $5,484,485, or 24% period-on-period to $17,400,194 as of March 31, 2008 from $22,884,679 as of June30, 2007. The decrease was attributable to the payoff of one of the outstanding loans.

Short-term bank loans

Short-term bank loans increased by $7,557,674 or 76.8%, period on period to $17,400,194 as of March 31, 2008 compared to $9,842,520 as of June30, 2007.

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

Recent Accounting Pronouncements

In September2006, the “FASB” issued Statement No.157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No.157 is effective for fiscal years beginning after November15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No.157.

In September2006, the “FASB” issued Statement No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No.158”), an amendment of “FASB” Statements No.87, 88, 106 and 132(R). “SFAS No. 158” requires (a)recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b)measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c)recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December15, 2008. “SFAS No. 158” has no current applicability to the Company’s financial statements.

In September2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No.108”). “SAB No. 108” addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. “SAB No. 108” requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of “SAB No. 108” had no impact on the Company’s financial statements.

In February2007, the “FASB” issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No.159”), an amendment of “FASB” Statement No.115. SFAS No.159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective for fiscal years beginning after November15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No.159.

In December2007, the “FASB” issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). “SFAS 141(R)” will change the accounting for business combinations. Under SFAS No.141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141(R)will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No.141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December15, 2008. “SFAS 141(R)” will impact the Company in the event of any future acquisition.

In December2007, the “FASB” issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No.51” (“SFAS 160”). “SFAS 160” establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning on or after December15, 2008. The Company does not believe that “SFAS 160” will have a material impact on its consolidated financial statements.

In March2008, the “FASB” issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of “FASB” Statement No.133 (“SFAS 161”). “SFAS 161” changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a)how and why an entity uses derivative instruments, (b)how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c)how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of “SFAS 161” ..

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2008 the exchange rate was 7.012 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i)our income and profit are mainly denominated in Renminbi, and (ii)the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

We maintain a system of disclosure controls and procedures. The term “disclosure controls and procedures,” as defined by regulations of the SEC, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act is accumulated and communicated to the our management, including our principal executive officer and our principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions to be made regarding required disclosure. Each of Wo Hing Li, our President and Chief Executive Officer, and Leada Tak Tai Li, our Chief Financial Officer, have evaluated the design and operating effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, these executive officers have concluded that our disclosure controls and procedures were not effective due to restatement of the financial statements represented by this amended Form 10-Q/A.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting (as such term is defined in Rules13a-15(f)and 15(d)-15(f)under the Exchange Act) during the period under review that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required to be filed are listed below. Certain of the following exhibits are hereby incorporated by reference pursuant to Rule12(b)-32, as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit No.	Exhibit:

31.1	Certification of President pursuant to Rule13a-14(a)/15d-14(a)of the Securities Exchange Act*

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a)of the Securities Exchange Act*

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Date:September15, 2008	By:	/s/ Wo Hing Li
Wo Hing Li
President

EXHIBIT INDEX

Exhibit No.	Exhibits

31.1	Certification of President pursuant to Rule13a-14(a)/15d-14(a)of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a)/15d-14(a)of the Securities Exchange Act

32	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002