Form 10-K
period 2008-06-30
China Precision Steel, Inc.
filed 2008-09-15
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from __________ to __________

Commission File Number 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1623047
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18th Floor, Teda Building 87 Wing Lok Street, Sheungwan, Hong Kong, People’s Republic of China
(Address of principal executive offices)

+1-852-2543-2290
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Exchange
Title of Class	On Which Registered
Common Stock, par value $0.001	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any attachment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐       Accelerated filer ☒     Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 30,347,048 shares of voting stock and non-voting common stock held by non-affiliates of the registrant as of December 31, 2007 was $185,116,993 , based upon the last sale price of the registrant’s common stock on December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) of $6.10 per share, as reported by the NASDAQ Stock Market, Inc. On September 30, 2007, there were 37,378,143 shares of common stock, par value $.001 per share, issued and outstanding and no shares of preferred stock, par value $.001 per share, issued and outstanding.

Annual Meeting and Record Dates

We have not yet determined the date and record date of our annual meeting of shareholders. We will announce these dates as soon as they have been determined.

Our Website

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d), as well as reports filed or furnished pursuant to Section 16, of the Securities Exchange Act of 1934 are available through our website (www.chinaprecisionsteelinc.com under the “Investor Relations” caption) free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“ SEC ”).

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III herein.

CHINA PRECISION STEEL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.   We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Form 10-K and in documents incorporated herein describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, including, but not limited to, our critical accounting policies and statements relating to, among others:

▪	plans to expand our exports outside of China;

▪	plans to increase our production capacity and the anticipated dates that such facilities may commence operations;

▪	our ability to obtain additional funding for our continuing operations and to fund our expansion;

▪	our ability to meet our financial projections for any financial year;

▪	our ability to retain our key executives and to hire additional senior management;

▪	continued growth of the Chinese economy and industries demanding our products;

▪	our ability to produce and sell cold-rolled precision steel products at high margins;

▪	our ability to secure at acceptable prices the raw materials we need to produce our products;

▪	political changes in China that may impact our ability to produce and sell our products in our target markets;

▪	general business conditions and competitive factors, including pricing pressures and product development; and

▪	changes in our relationships with customers and suppliers.

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

We conduct our operations principally in China through our wholly-owned operating subsidiary, Shanghai Chengtong Precision Strip Company Limited, or Chengtong and Shanghai Blessford Alloy Company Limited, or Shanghai Blessford. Most of our sales are made domestically in China; however, during fiscal 2007, we began exporting our cold-rolled steel products to Nigeria, Thailand, Indonesia and the Philippines. We intend to expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

We produce and sell precision ultra-thin and high strength cold-rolled steel products with thicknesses ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of cold-rolled steel strips not exceeding 7.5 mm thickness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses, according to customer specifications. Currently, our specialty precision products are mainly used in the manufacture of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics.

As of June 30, 2008, we had an annual production capacity of approximately 120,000 tons.  Our second cold-rolling mill, which has been operating since October 2006 with a production design capacity of 120,000 tons, has an approximately 50% utilization rate as of June 30, 2008, and is expected to reach 80% to 90% capacity by the end of calendar year 2009. We plan to commence construction of our third mill in the last quarter of calendar year 2008, which has an equivalent design capacity. Each mill takes approximately three to four years to reach full operating capacity. The second and third mills will focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our first rolling mill. Our first rolling mill, which has an operating capacity of 60,000 to 70,000 tons depending on the thickness of the steel processed, will continue to primarily manufacture low carbon precision cold-rolled steel products.

During the fiscal years ended June 30, 2008, 2007 and 2006, we earned net income before discontinued operations of $18,583,111, $7,472,661, and $7,514,101, respectively. The discontinued operations represent those of OraLabs, Inc. which was spun off from the Company in December of 2006. At June 30, 2008, we had total assets of $165,535,370. Chengtong and Shanghai Blessford currently have approximately 283 employees, including 45 senior management and technical staff members, and leases 20,000 square meters of production facilities in Jiading District, Shanghai, on four acres of property.

Corporate History and Structure

We are a Delaware company. We became a public company in May 1997 through a reverse merger with SSI Capital Corporation. At that time, we changed our name to OraLabs Holding Corp. and our principal business was the production and sale of consumer products relating to oral care and lip care and the distribution of nutritional supplements through our wholly-owned subsidiary, OraLabs, Inc. In December 2006, we merged with Partner Success Holdings Limited, or PSHL, a British Virgin Islands business company which owns Chengtong. In connection with that transaction, we subsequently redeemed all of the shares of our outstanding common stock owned by our former President, Gary Schlatter, in exchange for all of the issued shares of OraLabs, Inc. Thereafter, we renamed ourselves China Precision Steel, Inc. to reflect our continuing operations.

Our business is conducted principally through Chengtong and through Shanghai Blessford in Shanghai, China. Both Chengtong and Shanghai Blessford are Wholly Foreign Owned Enterprises, or WFOEs, under Chinese law.

Our corporate headquarters are located at 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, and our telephone number is (011) 852-2543-2290. Our agent for service of process in the United States is Corporation Service Company, 2711 Centerville Road, Wilmington, Delaware 19808. Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” Although we maintain a website at www.chinaprecisionsteelinc.com, we do not intend that information available on our website be incorporated into this filing. As used herein, the “Group” refers to the Company, PSHL, BFI, Chengtong and Shanghai Blessford on a consolidated basis.

Growth Strategy

We aim to maintain our position as the leading supplier of high strength and ultra-thin cold-rolled premium specialty steel products in China, while building brand awareness and demand for our products internationally. We have identified six factors critical to the achievement of this goal:

▪
Focus on Rapidly Growing Niche Segment. We will continue to focus on niche markets. According to publicly available information, the demand for precision cold-rolled steel products has been growing at a rate of 20% annually over the past five years in China. Export demand, coupled with domestic Chinese demand for automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics, is expected to continue, thereby increasing demand for high precision steel products. Moreover, new applications of steel products are continually being developed. Our research and development efforts are focused on advancing processing techniques and production of high strength and ultra-thin, cold-rolled precision steel products to enhance our product offerings and expand our market share.

▪
Leverage Our Strengths to Compete Effectively with Imports. Specialty precision steel is a relatively new industry in China with the majority of precision steel imported from Japan, Korea, the European Union and the United States. As a result, the average quality and standards of China’s high precision steel industry lags behind the international norm. We believe that our lower cost base allows us to sell our products at an average of 5 to 10% below our international competitors and our manufacturing in China gives us an advantage of shorter delivery time to users in China. We will leverage our lower operating cost base, our state-of-the-art patented manufacturing system and process, and our strategic relationships with our major suppliers to produce cold-rolled steel products with quality similar to international standards at lower cost than international competitors.

▪
Focus on High Margin Products. We will continue to manufacture products with high sustainable margins. We increased our gross margin from 5.8% in 2004 to 26% in 2008. The average gross margin of our high carbon steel products are 20-40% and 10-30% for our low carbon steel products. We will provide additional services such as heat treatment and cutting and slitting to further enhance our margins. We believe these high gross margins are sustainable despite fluctuations in steel prices because of the specialty of the end product which allows price increases of raw material to be substantially passed directly to our customers.

▪
Expand Manufacturing Capacity. We will increase our production capacity by commencing construction of a third cold-rolling mill with a design capacity of 120,000 tons in calendar year 2008. This will increase our total production capacity to approximately 300,000 tons in four years when all three mills are operating at full capacity.

▪
Compete Internationally. We intend to expand our exports to compete in the international marketplace. We believe we are the only non-Japanese company able to compete in the global marketplace with low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm used for steel roofing. In addition, we are not aware of any other company that currently manufactures high strength high carbon cold-rolled steel with a width of 1400mm. These products provide us with a unique opportunity to compete in the global marketplace.

▪
Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Chairman, Wo Hing Li, and the General Manager of Chengtong, Hai Sheng Chen. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the International Iron and Steel Institute, China is the largest steel producing country, producing approximately one-third of the world’s steel. In 2007, China produced 487 million tons of steel, up 16.3% from 2006. The China Iron and Steel Association estimates that China’s steel demand for 2008 will be 480 million tons and will reach 732 million tons by 2017, while global steel demand is projected to be 1,282 million tons and exceeding 2 billion tons, respectively.

China has increased its steel exports from 7 million tons in 2003 to 62.7 million tons in 2007, making it the number one ranked steel exporter globally. However, while China is a net exporter of crude steel, it is a net importer of higher value precision steel and ultra-thin steel products such as those produced by the Company.

Steel products can be categorized as low-end (long products such as pipes, tubes, wires and rods) and high end (flat products such as hot-rolled steel or cold-rolled steel strips). Based upon information we obtained from the China Metallurgical Industry Planning and Research Institute, or CMI, we believe that approximately 65% of China’s steel production are low-end long products and approximately 35% are high-end high value cold-rolled steel strips. The Company operates in the high-end category of this market with its niche precision steel processing and produces and sells high precision cold-rolled steel products.

The Chinese government has historically provided a subsidy by means of a VAT, or value added tax, rebate to exporters of steel products. This rebate was reduced in April 2007 in response to international pressure on China to curb its exports. The subsidy has been eliminated for 83 products, including hot-rolled, thin plate, steel wire, section, bar and H-beam, despite which, a 5% tax rebate currently applies to the high value-add cold-rolled steel products the Company produces.

We expect that the Chinese government will continue to impose additional controls on domestic steel producers in order to reduce pollution and further restrict exports. For more information on Chinese regulations, see “Regulation” below.

Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. The Company believes that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Nonetheless, during the last five years, CPSL believes that it has begun to develop and establish itself as a nationally recognized brand in China. Despite having exported 18,612 tons of precision cold-rolled steel products to Thailand, the Philippines and Nigeria during the year ended June 30, 2008, CPSL is not yet an internationally recognized brand for cold-rolled precision steel products.

For the year ended June 30, 2008, the Company sold 89,122 tons of high precision steel products covering a range of over one hundred specifications. The Company currently produces high strength and ultra-thin cold-rolled precision steel coils and sheets with reduced thickness ranging from 7.5 mm to 0.03 mm. The Company also provides heat treatment and cutting and slitting of high carbon hot-rolled steel strips not exceeding 7.5 mm fineness. CPSL’s precision steel products and services can be categorized into four major categories:

Categories	Uses	Thickness

1. Low carbon steel (cold-rolled, hard-rolled)	Steel roofing, food packaging, dry batteries, electronic devices, kitchen tools	0.03-7.5mm

2. High carbon steel (cold-rolled, hot-rolled)	Automobile parts and components, grinding pieces, saw blades, weaving needles	0.5-6.0mm

3. Stainless steel	Kitchen tools, home appliances automobile components	0.5-2.5mm

4. Steel services	Heat treatment of hot-rolled steel coils; cutting and slitting

In 2006, we made a strategic decision to switch our product mix from a concentration in low carbon cold-rolled steel products with comparatively lower margins to a combination of low carbon and higher end, higher margin, high-carbon cold-rolled steel products as a result of continuous research and development and accumulated experience. We produce our high strength and ultra-thin cold-rolled precision steel strips using a proprietary patented technology process. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, and a width between 1000 mm to 1400 mm. We also provide heat treatment and cutting and slitting services for high carbon hot-rolled steel coils with thicknesses not exceeding 7.5 mm. To the best of our knowledge, we are not aware of any other company in China that currently manufactures high carbon high strength cold-rolled steel with a width of or exceeding 1400 mm.

Cold-rolled steel products are manufactured from hot-rolled de-scaled (pickled) steel coils which are processed by cold reduction through a cold-rolling mill to customer specified thicknesses. The process does not involve heating and the primary feature of cold reduction is to reduce the thickness of the steel coils. However, because the cold reduction operation induces very high strains (work hardening) into the steel sheet, the precision steel sheet not only becomes thinner, but also becomes much harder, less ductile and very difficult to form. In order to make the cold-reduced steel products soft and formable, they are annealed, or heated to high temperatures. Cold-rolled sheet products are used in a wide variety of end applications, such as appliances (refrigerators, washers, dryers, and other small appliances), automobiles (exposed as well as unexposed parts), steel roofing, food packaging materials, electric motors, microelectronics and food packaging.

Hard-rolled steel represents steel products manufactured from cold reduction to the desired thinness without annealing. The product is very stiff and is intended for flat work where deformation is very minimal. This type of hard-rolled steel is most often applied to further processing for applications such as continuous galvanizing.

Hard-rolled or cold-rolled steel with low carbon has a carbon content of less than 0.1%.  It is a very versatile and useful material, easily machined and worked into complex shapes, is low in cost and has good mechanical properties. Hard-rolled or cold-rolled steel with medium carbon has a carbon content of 0.3%. It is a typical engineered steel product. Hard-rolled or cold-rolled steel with high carbon has a carbon content of 0.8% or more. This precision steel product is very hard and quite brittle and is much less ductile than low carbon steel. High carbon steel has good wear resistance and is used for railways as well as for cutting tools. Acid wash steel is also known as acid pickling and refers to the process of using liquid acids, for example hydrochloric acid, to remove rust or oxides from the surface of steel. Removing rust prepares the surface for a protective coating.

Products with greater width have more applications and intended uses. Width is an important differentiating factor because certain end products, such as washers and automobiles, require materials with a certain minimum width. Although materials with smaller width could also be used for these applications through jointing, this increases production costs. As a result, wider products are more flexible and cost efficient which further reduces the end user’s overall cost.

 Sales and Marketing

Our high precision steel products are sold both to components manufactures and directly to the end-users in various parts of China and international marketplace such as Thailand, the Philippines and Nigeria. Due to the nature of the industry and our ability to process quality high end cold-rolled steel, we do very little formal marketing. The majority of new orders come from current customers reducing imports and new customers who contact us directly or through trading agents.

  All of our production is based on confirmed sales orders. Generally, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when the contract is signed. CPSL has approximately 210 customers with domestic customers primarily located in East China and overseas sales reaching Nigeria, Thailand and the Philippines. CPSL’s location in Shanghai is particularly advantageous for meeting with customers from all over China and Overseas to discuss product requirements and design. In addition, the delivery time is shorter and our products have lower associated cost than international competitors. We intend to increase our customer base by expanding into the lucrative markets in Guangdong Province, where there is a heavy concentration of light industries, and into the Northeastern region of China, where the automotive industries are concentrated.

Below is a list of CPSL’s principal customers during the years ended June 30, 2008, and 2007 :

Principal Customers	2008	% to sales	2007	% to sales

Shanghai Changshuo Stainless Steel Co., Ltd	18,513,819	21	5,428,110	10
Shanghai Bayou Industrial Co., Ltd.	10,494,752	12	-*	-*
Shanghai Shengdejia Metal Co. Ltd.	10,414,545	12	-*	-*
Unimax and Far Corporation	7,695,294	9	-*	-*
Baosteel Steel Products Trading Co., Ltd.	6,758,976	8	-*	-*
Shanghai Ruixuefeng Metals Co. Ltd.	-*	-*	12,192,219	23
China Railway Materials Shanghai Company	-*	-*	3,498,770	6
Hangzhou Relian Company Limited	-*	-*	3,323,981	6
Sinosteel Company Limited	-*	-*	3,251,450	6
	53,877,386	62	27,694,530	51
Others	33,861,940	38	26,265,713	49
Total	87,739,326	100	53,960,243	100

* Not major customers for the relevant years

Production Facilities

Rolling Mills. As of June 30, 2008, CPSL had an annual production design capacity of approximately 120,000 tons, comprised of:

▪	one 1100 mm 12-high cold-roll reversing mill, with an operating capacity of 60,000 to 70,000 tons, and

▪	one 1400 mm 12-high cold-roll reversing mill, with an operation capacity of 120,000 tons and a 50% utilization rate at present.

Construction of a third mill, a 1450mm 4-high cold-rolling reversing mill, is expected to commence in calendar year 2008. This mill will have a design capacity of 120,000 tons, increasing our total production design capacity to approximately 300,000 tons. The production facilities for the second and third mills were completed in August 2006 and added approximately 10,000 square meters of production area. These production facilities will primarily focus on high carbon, high strength cold-rolled steel products and more complex precision steel products that cannot be manufactured in our first rolling mill, which will primarily dedicate to low carbon cold-rolled steel products.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the design capacity of the 1100 mm rolling mill is 100,000 tons. However, it is now operating at its full production capacity of 60,000 to 70,000 tons since it is manufacturing products with a much reduced thickness than those contemplated by the original design. The 1400 mm rolling mill, which began production in October 2006, was operating at 50% of its 120,000 ton operating capacity at June 30, 2008 and is expected to reach its full operating capacity in calendar year 2010.

Hydrogen Annealing Furnace. Our state-of-the-art annealing furnaces automatically control the complete annealing process. The furnace uses pure hydrogen as protective gas to make the steel surface very smooth with no carbon-off post-annealing. The furnace also includes an oxygen station. In addition to the cold-rolling mills and annealing furnaces, we also have a 1250 mm cleaning line, a 1000 mm cutting and slitting line and a 1200 mm tension leveller.

  Raw Materials

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to CPSL. CPSL’s principal supplier is BaoSteel Steel Products Trading Co. Ltd. The principal suppliers of CPSL as of June 30, 2008 are as follows:

Suppliers	2008	2007

BaoSteel Steel Products Trading Co. Ltd.	16,439,918	4,633,054
Hangzhou Relian Company Limited	11,050,813	8,598,117
Shanghai Pinyun Steel Co., Limited	10,025,183	6,355,445
BaoSteel Metal Co., Ltd.	4,515,089	-*
Shangahi Rongrong Steel Plate Co., Ltd.	3,023,084	-*
Shanghai Changshuo Stainless Steel Co., Ltd.	-*	3,408,301
Shanghai Bao Gang Dev Co. Ltd.	-*	2,917,010
Total direct materials consumed	55,722,054	33,809,809
% of major suppliers to total consumption	81%	77%

Based upon information obtained by us from the CMI, in 2007 the price of steel generally decreased. However, the cost of imported iron-ore increased substantially. This apparent anomaly was due to excess supplies arising from excess capacities of the steel producers and, as a result of the downwards pressure on the price of steel, the cost of steel rolls have generally decreased in 2005 and 2006. The CMI website may be viewed in English and the website URL is www.metal.net.cn. As of June 30, 2008, there is a Chinese export tax of 5% on exports of certain steel products, including the hot-rolled de-scaled coils used by CPSL. This has reduced the price of domestic steel as supply has increased.

The prices of steel coils are very competitive, very volatile and dependent on supply and demand. To provide some protection from the pressure and volatility of the market (i.e. to minimize the amount of purchases that CPSL must make at high prices during the high demand seasons), CPSL makes bulk purchases after taking into account customers’ orders on hand whenever steel prices are considered to be lower in the market. Prices are negotiated with each order we place, enabling us to pass on price adjustments to our customers. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern and we may build up our inventory during such periods when prices are low.

Competition

Our business is concentrated in the niche low carbon ultra-thin cold-rolled precision steel and high-carbon, high strength cold-rolled steel processing and is not in direct competition with large Chinese steelmakers such as Baosteel Group Corporation and Magang Group. China’s large steelmakers concentrate on the production of crude steel and hot-rolled steel from iron ore imported from Brazil and Australia. Hot-rolled steel coils produced by these steelmakers are then supplied as raw materials to high precision steel manufacturers, such as CPSL, for cold reduction processing to the desired thickness and applications. Cold-rolled steel products are then sold to manufacturers and other customers in industries such as automobile and food packaging.

Our business is becoming increasingly competitive and capital intensive, and competition comes primarily from importers. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger steel companies. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment mainly comes from Qinghuangdao Longteng Precision Strip Co., Limited. However, we understand that Longteng’s production capabilities are for cold-rolled steel with widths of approximately 400 mm, whereas our cold-rolled steel mills have a width of 1000 mm to 1400 mm (or up to 1450 mm with the planned addition of the third cold-rolling mill). Consequently, Longteng’s products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly low-end or long steel products. CPSL is currently the only supplier of high carbon, high strength cold-rolled steel products with a thickness up to 6.0 mm in China. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are traditionally dominated by Japanese manufacturers with higher production costs. We started exporting low carbon products in this range during fiscal 2007. We are not aware of any other manufacturer currently competing in this specific low carbon segment in the global market that is from a non-Japanese background.

Regulation

The Chinese legal system is based upon a civil law system of written statutes. Unlike the common law system in the United States, prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedent. Since 1979, the PRC legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. We are subject to numerous Chinese provincial and local laws and regulations, which may be changed from time to time in response to economic or political conditions and have a significant impact upon overall operations. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our operations and financial results.

The China Central Government has promulgated a series of ongoing macro-control policies which focus on the improvement of the country’s investment structure, with the goal to secure a fast and sound development of the national economy. Excessive investment in certain sectors is placed under stringent control while incentives are given to other sectors.

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

We believe that the current production and operating activities of CPSL are in compliance with the environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. To the best of our knowledge, CPSL’s cold-rolled mills produce no impermissible emissions. Our pickling process is outsourced to a local company which is wholly-responsible for any failure to comply with applicable law. In addition, our production facilities in Shanghai are on land formerly used for rice farming. We have no reason to believe that such land has been subjected to any prior contamination.

Patent Protection. The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries, although enforcement of rights may prove difficult and complex. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

▪	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

▪	Paris Convention for the Protection of Industrial Property (March 19, 1985);

▪	Patent Cooperation Treaty (January 1, 1994); and

▪	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

The Patent Law covers three kinds of patents, i.e. patents for inventions, utility models and designs. The Chinese patent system adopts the principle of first to file. This means that, where more than one person files a patent application for the same invention, a patent can only be granted to the person who first filed the application. Consistent with international practice, the PRC only allows the patenting of inventions or utility models that possess the characteristics of novelty, inventiveness and practical applicability. For a design to be patentable, it should not be identical with or similar to any design which, before the date of filing, has been publicly disclosed in publications in the country or abroad or has been publicly used in the country and should not be in conflict with any prior right of another.

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

Enterprise Income Tax. The Enterprise Income Tax Law was passed on March 16, 2007 and became effective on January 1, 2008. The new law introduced fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% is now applicable to enterprises in China.

Previously, certain entities, such as Chengtong, were entitled to preferential tax advantages in China, commonly referred to as “tax holidays”. Under the tax holiday regime, entities received a full exemption on the enterprise income tax generated in the first two years after recovery of previous losses and a one-half reduction of the tax rate for the next three years. Entities subject to a “tax holiday” prior to January 1, 2008, are expected to be able to retain the benefits of the reduced rates for the remaining term.

Labor Contract Law. The new Labor Contract Law took effect January 1, 2008, and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees with knowledge of trade secrets to two years and imposes restrictions or geographical limits.

Intellectual Property

On December 8, 2004, the State Intellectual Property Office in China granted a ten-year patent right to the “Environment-Conscious Mill Bearing with Inner Circulation Lubricant” to Shanghai Chengtong Precision Strip Company Limited and Shanghai Te’an-Yikai Bearing Co., Limited. The patented bearing is installed in the Company’s existing cold-roll mill and, together with the Company’s internal know-how complementary to the patented bearing, the Company believes it addresses a number of issues associated with the bearing lubrication in cold-rolling and ensures smooth and effective operation of the cold-roll mill. There is no direct or indirect affiliation between the Company and Shanghai Te’an-Yikai Bearing Co, Limited. The Company and Shanghai Te’an-Yikai Bearing Co., Limited jointly developed the environment-conscious mill bearing with inner circular lubrication. Shanghai Te’an-Yikai Bearing Co., Limited retains the proprietary right to the technology while the Company has the exclusive right to the application of the technology.

We have elected not to register any other patents and internally developed know-how because of the uncertainty over the ability to enforce intellectual property rights in China. CPSL also protects its internally developed know-how and production process (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff members) to sign non-disclosure and confidentiality contracts.

There can be no assurance that third parties will not assert infringement or other claims against us with respect to any of our existing or future products or processes. There can be no assurance that licenses would be available if any of our technology was successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance our products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

Research and Development

As of June 30, 2008, we had three experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. The amount spent on research and development activities each year is approximately 1% of our revenue for such year. We have budgeted 1% of revenues to be spent for research and development activities for fiscal 2009.

Quality Control

Following the accreditation of the International Organization for Standardization (“ISO”) Technical Standards (“TS”) 16949 on October 8, 2004, CPSL implemented the Quality Handbook in October 2004. This Quality Handbook was prepared on the basis and standards of the ISO/TS16949 specifications and which ISO Technical Specifications are compatible with existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Together with ISO 9001:2000, ISO/TS 16949 specifies the quality system requirements for the design, development, production, installation and servicing of automotive related products.

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

On April 10, 2007, PSHL purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly foreign owned enterprise (“WFOE”) chartered in China. As a WFOE, Shanghai Blessford is entitled to preferential tax advantages in China, including full tax exemption on the enterprise income tax that was generated in the first two years after the recoveries of previous losses and a one-half reduction in the enterprise income tax for the next 3 years. The full tax exemption for the enterprise income tax will expired on December 31, 2009 and the right to a one-half reduction on the enterprise income tax will expire on December 31, 2012.

As discussed above under “Regulation,” the Enterprise Tax Law took effect on January 1, 2008. Under this law, a unified tax of 25% is applicable to most enterprises, including Chengtong and Shanghai Blessford. Chengtong will be subject to the 25% tax rate from January 1, 2009 and Shanghai Blessford will be subject to one-half of the 25% tax rate from December 31, 2009 respectively.

Employees

As of June 30, 2008, we had a total of 283 employees. Our management team is comprised of 30 employees overseen by a General Manager and an Assistant General Manager. Our production employees are not subject to collective bargaining agreements.

Each employee must enter into multiple employment contracts, including a non-competition agreement, with CPSL which are then filed with the municipal government. All employees receive a base monthly salary. Management are entitled to a year-end bonus up to 100% of their annual salary based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus calculated on the basis of the quality of the products produced, volume, safety, careful use of equipment and efficient energy saving.

CPSL’s employees are currently not entitled to participate in our 2006 Omnibus Long-Term Incentive Plan. Benefits are mandated by the Chinese government and include social security, pension benefits, and medical insurance. These benefits are paid in full by us and equate to approximately 40% of our annual salary expenditures.

Property

CPSL operates in 20,000 square meters of production and office facilities in Jiading District, Shanghai, located on four acres of property held by its wholly-owned subsidiary, Shanghai Tuorong Precision Strip Company Limited, which became a wholly-owned subsidiary of the Company in April 2007.

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

Our operating subsidiaries, Chengtong and Shanghai Blessford, are subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. Our consolidated business and operating results could be materially and adversely affected if our operating subsidiaries were required to increase expenditures to comply with any new environmental regulations affecting its operations.

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

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers, including CPSL.

Through June 2008, China’s total production of cold-rolled steel sheets increased approximately 36% over the comparable period in 2007. However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

  Our current manufacturing operations are located in China, our administrative offices are in Hong Kong and we have additional establishments in the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult.  In addition, because of the location of the manufacturing facilities in China, our operations in China could be affected by, among other things:

▪	economic and political instability in China, including problems related to labor unrest,

▪	lack of developed infrastructure,

▪	variances in payment cycles,

▪	currency fluctuations,

▪	overlapping taxes and multiple taxation issues,

▪	employment and severance taxes,

▪	compliance with local laws and regulatory requirements,

▪	greater difficulty in collecting accounts receivable, and

▪	the burdens of cost and compliance with a variety of foreign laws.

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

In China, our operating subsidiaries Chengtong and Shanghai Blessford are subject to numerous national, provincial and local governmental regulations, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These include, among others, regulations governing:

▪	environmental and waste management,

▪	our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions,

▪	property ownership and use in connection with our leased facilities in China, and

▪	import restrictions, currency restrictions and restrictions on the volume of domestic sales.

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

We require substantial amounts of raw materials in our business, consisting principally of steel slabs and strip steel. Any substantial increases in the cost of crude steel could adversely affect our financial condition and results of operations. The availability and price of crude steel depends on a number of factors outside our control, including general economic conditions, domestic and international supply and tariffs. Increased domestic and worldwide demand for crude steel has had and will continue to have the effect of increasing the prices that we pay for these raw materials, thereby increasing our cost of goods sold. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in the price of raw materials, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Although we are dependent on a steady flow of raw materials for our operations, we do not have in place long-term supply agreements for all of our material requirements.

We rely on several suppliers to provide us with the raw materials used in our operations, although a substantial portion of our raw material requirements is met by BaoSteel Steel Products Trading Co., Ltd. We do not currently have long-term supply contracts with any particular supplier, including BaoSteel Steel Products Trading Co., Ltd., to assure a continued supply of the raw materials we need. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2008, our total bank debt outstanding was $17,465,799, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2009, will be approximately $1.3 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $175,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to our stockholders.

At June 30, 2008, the aggregate fair value of our financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at June 30, 2008.

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

Except for a patent on the Environment-Conscious Mill Bearing with Inner Circular Lubrication, we have no patents or licenses that protect our intellectual property. Unauthorized parties may attempt to copy aspects of our processes and know-how or to obtain and use information that we regard as proprietary. Policing unauthorized use of our processes and know-how is difficult. Our experienced key engineers and management staff are extensively involved in all facets of research, design, craftwork, styling and development of the specialty precision products. Potential risks on the divulgence of skills and the development of new products increase should these employees resign, as we rely heavily on them. CPSL has elected to protect internally developed know-how and production processes (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving, which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff) to sign non-disclosure and confidentiality contracts. However, this means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as do U.S. laws. Our failure to protect adequately our proprietary rights may allow third parties to duplicate our products, production processes or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technologies or design around our proprietary intellectual property.

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

The successful implementation of our business strategy requires us to continuously evolve our existing products and services and introduce new products and services to meet customers’ needs. Our designs and products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate our services and products on the basis of a number of factors, including, but not limited to:

▪	quality,

▪	price competitiveness,

▪	technical expertise and development capability,

▪	innovation,

▪	reliability and timeliness of delivery,

▪	product design capability,

▪	operational flexibility,

▪	customer service, and

▪	overall management.

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

We currently supply high precision steel products to five major customers in the Chinese domestic market. For the years ended June 30, 2008 and 2007, sales revenues generated from the top five major customers amounted to 62% and 51% of total sales revenues, respectively; sales to the largest single customer for the same periods amounted to 21% and 23% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in, among other things:

▪	accurately forecasting demand,

▪	predicting volatility,

▪	timing volume sales to our customers,

▪	balancing our productive resources with product mix, and

▪	planning manufacturing services for new or other products that we intend to produce.

Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including, but not limited to:

▪	utilization rates of manufacturing lines,

▪	downtime due to product changeover,

▪	impurities in raw materials causing shutdowns, and

▪	maintenance of contaminant-free operations.

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

Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we might not be able to maintain our profitability or we may incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

▪	Implement our business model and strategy and adapt and modify them as needed;

▪	Manage our expanding operations and product offerings;

▪	Maintain adequate control of our expenses;

▪	Anticipate and adapt to changing conditions in the precision steel markets in which we operate as well as the impact of any changes in government regulation; and

▪	Anticipate mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

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

CPSL’s manufacturing facility is located in Shanghai, China. As of June 30, 2008, substantially all of our assets are located in China and, except for exports which were approximately 18% of sales revenues for the year ended June 30, 2008, all of our sales revenues are generated in China. Our results of operations, financial state of affairs and future growth are, to a significant degree, subject to China’s economic, political and legal development and related uncertainties. Our operations and results could be materially affected by a number of factors, including, but not limited to:

▪	changes in policies by the Chinese government resulting in changes in laws or regulations or the interpretation of laws or regulations,

▪	confiscatory taxation,

▪	changes in employment restrictions,

▪	restrictions on imports and sources of supply,

▪	import duties,

▪	corruption,

▪	currency revaluation, and

▪	the expropriation of private enterprise.

Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activities and greater economic decentralization. If the Chinese government does not continue to pursue its present policies that encourage foreign investment and operations in China, or if these policies are either not successful or are significantly altered, then our business could be adversely affected. CPSL could even be subject to the risk of nationalization, which could result in the total loss of our stockholders’ investment. Following the Chinese government’s policy of privatizing many state-owned enterprises, the Chinese government has attempted to augment its revenues through increased tax collection. Continued efforts to increase tax revenues could result in increased taxation expenses being incurred by us. Economic development may be limited as well by the imposition of austerity measures intended to reduce inflation, the inadequate development of infrastructure and the potential unavailability of adequate power and water supplies, transportation and communications.

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

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We are considered a foreign person or foreign funded enterprise under Chinese laws, and as a result, we are required to comply with Chinese laws and regulations. We cannot predict what effect the interpretation of existing or new Chinese laws or regulations may have on our businesses. If the relevant authorities find us in violation of Chinese laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

▪	levying fines;

▪	revoking our business and other licenses;

▪	requiring that we restructure our ownership or operations; and

▪	requiring that we discontinue any portion or all of our business.

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

The new Enterprise Income Tax Law was passed on March 16, 2007, and took effect on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% is now applicable to enterprises in China. Entities subject to preferential tax treatment prior to January 1, 2008 are able to retain the benefits of the reduced rates for the remaining term. As Wholly Foreign Owned Enterprises, or WFOEs, Chengtong is currently enjoying a 50% reduction in the 25% statutory rates that will expire on December 31, 2008, Shanghai Blessford is currently enjoying a full tax exemption on the enterprise income tax that will expire on December 31, 2009 and entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of the tax holiday, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. If we are unable to increase gross income by an amount greater than that needed to offset the loss of this preferential tax treatment, such a condition could have a material adverse effect on the results of operations.

Fluctuations in exchange rates of the Renminbi, or RMB, could adversely affect the value of and dividends, if any, payable on shares of our common stock or otherwise impact our operations and profitability.

We collect revenue from operations principally in the Chinese Renminbi. Except for recent exports to Nigeria, Thailand, Indonesia and the Philippines, all of our local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when CPSL’s results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. The results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi remained stable against the U.S. Dollar at approximately 8.28 RMB to 1.00 U.S. Dollar for several years until July 21, 2005 when the Chinese currency regime was altered, with a 2.1% revaluation versus the U.S. Dollar. This move initially valued the Renminbi at 8.11 per U.S. Dollar. The Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy. As of June 30, 2008, the exchange rate was 6.8543 RMB to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years.

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

At June 30, 2008, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $4.2 million (including our non-U.S. Dollar denominated debt). The potential increase in the fair value of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.42 million at June 30, 2008.

The ability of our Chinese operating subsidiary to pay certain foreign currency obligations, including dividends, may be restricted due to foreign exchange control regulations of China.

The ability of CPSL to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances. Since substantially all of our operations are conducted in China and a majority of our revenues are generated in China, a significant portion of our revenue earned and currency received are denominated in Renminbi.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In some cases, these fluctuations may be unrelated to our operating performance. Many companies with Chinese operations have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

▪	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

▪	our financial position and results of operations;

▪	period-to-period fluctuations in our operating results;

▪	changes in estimates of our performance by any securities analysts;

▪	substantial sales of our common stock pursuant to Rule 144 or otherwise;

▪	new regulatory requirements and changes in the existing regulatory environment;

▪	the issuance of new equity securities in a future offering;

▪	changes in interest rates; and

▪	general economic, monetary and other national conditions, particularly in the U.S. and China.

The trading market in our common stock is limited and illiquid and may cause volatility in the market price.

As of June 30, 2008, 65%, or 30,347,048 shares, of our issued and outstanding common stock was not owned by affiliates, of which 24,160,355 were unrestricted and free to trade. The market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

▪	investors may have difficulty buying and selling;

▪	market visibility for our common stock may be limited; and

▪	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

Wo Hing Li, our Chief Executive Officer, had voting power as of June 30, 2008 equal to approximately 33% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We currently have land use rights to approximately 48.38 acres consisting of manufacturing facilities, warehouse and office buildings in Shanghai, China. The chart below lists all facilities owned by us.

Location	Type of Facility	Size of the Land (acre)
Jiading District, Shanghai	Manufacturing facilities, warehouse and office buildings	21.34
Jiading District, Shanghai	Manufacturing facilities	27.04

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

 ITEM 3. LEGAL PROCEEDINGS

We may become involved in lawsuits and legal proceedings arising from the ordinary course of our business. This may adversely affect or harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

  Our Common Stock has been quoted for trading on the NASDAQ Capital Market under the symbol “CPSL” since December 29, 2006 and was previously quoted for trading on that market under the symbol “OLAB.” The CUSIP number is 16941J106. The following table sets forth, for the periods indicated, the available high and low bid quotations for the Common Stock by quarter for the twelve month periods ended June 30, 2008 and June 30, 2007, as reported by The NASDAQ Capital Market. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Year Ended June 30, 2008*		Year Ended June 30, 2007
Quarter ended	High	Low	High	Low
September 30	$12.65	$2.81	$7.84	$2.51
December 31	$11.45	$4.20	$13.73	$5.34
March 31	$6.22	$3.30	$16.58	$5.68
June 30	$8.48	$3.50	$6.66	$2.71
__________________________
*On December 29, 2006, our Common Stock began to trade under the symbol “CPSL” following the consummation of the Stock Exchange Agreement with Partner Success Holdings Limited on December 28, 2006.

On September 11, 2008, the closing bid price of our Common Stock on The NASDAQ Capital Market was $4.96 per share.

Record Holders

There were approximately 16,976 beneficial holders of our Common Stock as of June 30, 2008.

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

Stock Performance Graph

The following graph provides a comparison of the cumulative total return on our Common Stock for the period beginning at the market close on June 30, 2002, through and including June 30, 2008, with the cumulative total return for (i) the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and (ii) a peer group selected by us that consists of companies with a similar line-of-business and in the same industry. These companies are Steel Dynamics, Tarpon Industries, Arcelor Mittel, Nucor Corp., and Olympic Steel (the “Peer Index”). Total return values were calculated based on cumulative total return assuming the investment, on June 30, 2002, of $100 in each of our Common Stock, the NASDAQ Index and the Peer Index and are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. Cumulative total returns for the period beginning at the market close on June 30, 2002, through and including December 28, 2006, relate to our prior operations under our former name of OraLabs Holding Corp. We do not believe that such historical information prior to December 28, 2006 is relevant to our continuing operations and is not necessarily indicative of the results to be expected for any future period. On December 29, 2006, our Common Stock began trading under the symbol “CPSL”.

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

Issuer Purchases of Equity Securities

We made no purchases of our Common Stock in the fourth quarter ended June 30, 2008.

ITEM 6. SELECTED FINANCIAL DATA

Selected consolidated financial data are set forth below as of June 30, 2008 and for the years ended June 30, 2008, 2007, 2006, 2005 and 2004 and should be read in conjunction with our audited consolidated financial statements and related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Form 10-K. In conjunction with the consummation of the Stock Exchange Agreement on December 28, 2006, we changed our fiscal year from December 31 to June 30. The historical data presented below and in our historical consolidated financial statement is not necessarily indicative of the results to be expected for any future period.

The scope of our continuing business is substantially different from that conducted by us prior to January 1, 2007. You should not view our historical consolidated financial statements or the financial data derived therefrom as predictive of our future financial position or results of operations.

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share amounts)

Statement of Operations Data
Sales revenues	$87,739	$53,960	$34,881	$53,145	$17,417
Cost of goods sold	65,242	38,926	24,892	45,562	16,410
Gross profit	22,497	15,034	9,989	7,583	1,007
Income(loss) from continuing operations	18,583	7,473	7,514	6,366	199
Net income (loss) from discontinued operations	-	831	900	(341)	(369)
Net income (loss)	$18,583	$8,304	$8,415	$6,026	$(170)
Income(loss) per share from continuing operations
Basic	$0.43	$0.26	$0.31	$0.26	$0.01
Diluted	$0.43	$0.26	$0.31	$0.26	$0.01
Income(loss) per share from discontinued operations
Basic	$-	$0.03	$0.04	$(0.01)	$(0.02)
Diluted	$-	$0.03	$0.04	$(0.01)	$(0.02)
Net income(loss)
Basic	$0.43	$0.29	$0.35	$0.25	$(0.01)
Diluted	$0.43	$0.29	$0.35	$0.25	$(0.01)
Shares used in per share calculation
Basic	43,044,420	28,438,313	24,283,725	24,283,725	24,283,725
Diluted	43,256,434	28,759,553	24,283,725	24,283,725	24,283,725

Balance Sheet Data (at period end)
Current assets	$108,134	$41,339	$23,154	$13,028	$7,468
Total assets	$165,535	$82,158	$45,571	$25,489	$12,371
Working Capital	$60,905	$14,574	$(7,584)	$(1,326)	$(4,020)
Long-term debt	$-	$6,878	$3,152	$7,713	$-
Total Stockholder’s equity	$120,306	$51,105	$11,681	$3,421	$883

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

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2008 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2008. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2008. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

Overview of the Company’s Business

We are a niche and high value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a high value-added specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

We produce and sell precision ultra-thin and high strength cold-rolled steel products ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of medium and high-carbon hot-rolled steel strips not exceeding 7.5 mm thickness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses according to customer specifications. Currently, our specialty precision products are mainly used in the manufacture of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles, and microelectronics.

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Shanghai Chengtong Precision Strip Company Limited, or Chengtong, and Shanghai Blessford Alloy Company Limited, or Shanghai Blessford, which, in turn, are wholly owned subsidiaries of our direct subsidiary, Partner Success Holdings Limited, or PSHL. Most of our sales are made domestically in China; however, we began exporting during fiscal 2007 and our overseas market currently covers Indonesia, Thailand, the Philippines, Nigeria and Ethiopia. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip Company Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased for nominal consideration Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise chartered in China. We intend to hold Blessford International Limited as a shell subsidiary.

We strive to find an appropriate sales mix that provides us with the stability and cash flows, along with the higher margin provided by high precision and individually customized cold-rolled steel products. To meet market demands in our primary market, China, as well as overseas market, there were increased capital requirements as we sought to construct additional rolling mills to accommodate our planned growth. In addition, our workforce has increased and, in particular, we have faced a growing need for experienced executive and technical staff.

Our market is highly competitive, although we have focused on a niche market that we consider allows us to compete effectively as we continue to grow our business. We also face significant price volatility for raw materials, the hot-rolled steel coils, and our financial results may be impacted by changes in the market prices for these materials. Given our size, we do not have the ability to influence the prices at which we must purchase raw materials. However, the nature of our high value-add products enables us to pass on all or part of the price fluctuations in raw materials to our customers.

Results of Operations

Fiscal Year 2008 versus Fiscal Year 2007

Net income increased by $10,279,002 or 124% year-on-year to $18,583,111 for the year ended June 30, 2008 from $8,304,109 for the year ended June 30, 2007, and gross profit increased by $7,463,245 or 49.6% year-on-year. The increase in net income is mainly attributable to the increase in sales during the year, due to increased production capacity.

Gross Profit. Gross profits in absolute terms increased by $7,463,245 or 49.6% year-on-year to $22,497,501 for the year ended June 30, 2008 from $15,034,256 for the year ended June 30, 2007, while gross profit margin decreased to 25.6% for the year ended June 30, 2008 from 27.9% for the year ended June 30, 2007. The increase in gross profits is mainly attributable to a 62.6% year-on-year increase in sales revenues in relation to a 67.6% year-on-year increase in cost of goods sold. The decrease in gross profit margin principally resulted from increases of raw material prices during the year. We passed on the majority of the increased cost to our customers through increases in selling prices.

Sales Revenues. Sales volume increased by 22,101 tons or 33% year-on-year to 89,122 tons for the year ended June 30, 2008 from 67,021 tons for the year ended June 30, 2007 and, as a result, sales revenues increased by $33,779,083 or 62.6% year-on-year to $87,739,326 for the year ended June 30, 2008 from $53,960,243 for the year ended June 30, 2007. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand both in China and overseas among users of cold-rolled precision steel products.

Average cost per unit sold increased to $732 for the year ended June 30, 2008, compared to an average cost per unit sold of $581 for the year ended June 30, 2007, representing an increase of $151 per ton, or 26%, year-on-year. The increase in average cost per unit sold is mainly attributable to the increase in raw material prices. The 1400 mm cold-roll mill which became operational in October 2006 is now operating at approximately 50% of design capacity and is expected to reach its full operating capacity in calendar year 2010.

Sales by Product Line. A break-down of our sales by product line for the years ended June 30, 2008 and 2007 is as follows:

	2008			2007
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Year-on-year Qty. Variance

Low carbon cold-rolled	35,163	27,497,894	32	37,066	22,072,438	41	(1,903)
Low carbon acid wash	-	-	-	14	5,732	-	(14)
Low carbon hard rolled	18,612	15,959,415	18	1,149	782,835	1	17,463
High-carbon cold-rolled	17,754	29,029,418	33	5,287	5,529,717	10	12,467
High-carbon hot-rolled	6,790	6,291,036	7	11,918	9,176,414	17	(5,128)
High end cold-rolled	-	-	-	865	14,618,831	27	(865)
Sales of Scrap Metal	-	2,536,555	3	-	851,742	2	-
Subcontracting income	10,803	6,425,008	7	10,722	922,534	2	81
Total	89,122	87,739,326	100	67,021	53,960,243	100	22,101

There were various changes in the break-down of sales among our product categories over the year ended June 30, 2008 as we have been ramping up the capacity of the second mill since October 2006 and are in the process of developing new products and new markets. High-carbon cold-rolled steel products accounted for 33% of the current sales mix at an average selling price of $1,635 per ton for the year ended June 30, 2008 compared to 10% of the sales mix at an average selling price per ton of $1,046 for the year ended June 30, 2007, as we continued to see our customers of the high-carbon hot-rolled products switch to the high-carbon cold-rolled products. The low-carbon cold-rolled steel products accounted for 32% of the current sales mix at an average selling price of $782 per ton for the year ended June 30, 2008 compared to 41% of the sales mix at an average selling price per ton of $595 for the year ended June 30, 2007. This is a result of increased production of the low carbon hard rolled steel category, which is our exported precision steel product, from 1% of sales during the year ended June 30, 2007 accounting for $782,835, to now 18% of the current sales mix, accounting for $15,959,415, at an average selling price of $857 per ton for the year ended June 30, 2008.

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
Average Selling Prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	782	595	187	31
Low-carbon acid wash	-	409	(409)	(100)
Low-carbon hard rolled	857	681	176	26
High-carbon cold-rolled	1,635	1,046	589	56
High-carbon hot-rolled	927	770	157	20
High-end cold-rolled	-	16,900	(16,900)	(100)
Subcontracting income	595	86	509	> 100

The average selling price per ton generated increased to $984 for the year ended June 30, 2008 compared to the corresponding year in 2007 of $805, representing an increase of $179 or 22.3% year-on-year. This increase was due to both changes in our sales mix during the year to focus on high quality high margin products and rising raw material prices.

Sales Breakdown by Major Customer

Customers	2008 ($ )	% to sales	2007 ($ )	% to sales

Shanghai Changshuo Stainless Steel Co., Ltd.	18,513,819	21	5,428,110	10
Shanghai Bayou Industrial Co., Ltd.	10,494,752	12	-*	-*
Shanghai Shengdejia Metal Co. Ltd	10,414,545	12	-*	-*
Unimax and Far Corporation	7,695,294	9	-*	-*
Baosteel Steel Products Trading Co., Ltd.	6,758,976	8	-*	-*
Shanghai Ruixuefeng Metals Co. Ltd	-*	-*	12,192,219	23
China Railway Materials Shanghai Company	-*	-*	3,498,770	6
Hangzhou Relian Company Limited	-*	-*	3,323,981	6
Sinosteel Company Limited	-*	-*	3,251,450	6
	53,877,386	62	27,694,530	51
Others	33,861,940	38	26,265,713	49
Total	87,739,326	100	53,960,243	100

* Not major customers for the relevant years

Sales revenues generated from our top five major customers as a percentage of total sales increased to 62% for the year ended June 30, 2008. With the exception of Shanghai Changshuo Stainless Steel Co., Ltd., the top five major customers were different year-on-year. The change in customer mix reflects our shift in product focus during the course of the year.

Cost of Goods Sold. Cost of goods sold increased by $26,315,838, or 68% year-on-year, to $65,241,825 for the year ended June 30, 2008, from $38,925,987 for the year ended June 30, 2007. Cost of goods sold represented 74% of sales revenues for the year ended June 30, 2008, compared to 72% for the year ended June 30, 2007. Average cost per unit sold increased by $151, or 26% year-on-year, to $732 per ton for the year ended June 30, 2008, from $581 per ton for the year ended June 30, 2007. Meanwhile, the average selling price per ton increased by $179 per ton or 22% year-on-year to $984 per ton for the year ended June 30, 2008, from $805 per ton for the year ended June 30, 2007.

	2008	2007	Variance
	$	$	$	%
Cost of goods sold
- Raw materials	55,722,054	33,809,809	21,912,245	65
- Direct labor	746,032	635,885	110,147	17
- Manufacturing overhead	8,773,739	4,480,293	4,293,446	96
	65,241,825	38,925,987	26,315,838	68

Cost per unit sold
Total units sold (tons)	89,122	67,021	22,101	33
Average cost per unit sold ($/ton)	732	581	151	26

The raw materials cost component relative to sales revenues increased to 64% for the year ended June 30, 2008 compared to 63% for the year ended June 30, 2007. Due to rising raw material prices over the year, average purchase price of raw materials per unit produced increased by $121 or 24% year-on-year to $625 for the year ended June 30, 2008 compared to $504 for the year ended June 30, 2007.

Management believes that the increase in cost of goods sold is represented by the combined effect of:

▪
significant increases in sales of high-carbon cold-rolled steel to 17,754 tons (compared to 5,287 tons for the year ended June 30, 2007) was generated at an average selling price of $1,635 per ton (compared to $1,046 per ton for the year ended June 30, 2007) for the year ended June 30, 2008; and

▪
sales of 18,612 tons of low-carbon hard-rolled steel (compared to 1,149tons for the year ended June 30, 2007) was generated at an average selling price of $857 per ton (compared to $681 per ton for the year ended June 30, 2007) for the year ended June 30, 2008.

The cost of raw materials consumed increased by $21,912,245, or 65% year-on-year, to $55,722,054 for the year ended June 30, 2008, from $33,809,809 for the year ended June 30, 2007. This increase was mainly attributable to increases in production capacity and sales volume by 22,101tons or 33% year-on-year to 89,122 tons for the year ended June 30, 2008 from 67,021tons for the year ended June 30, 2007 resulting in higher input of raw materials utilized in production. Average cost per unit sold produced increased by $151 or 26% year-on-year to $732 for the year ended June 30, 2008 from $581 for the year ended June 30, 2007.

Manufacturing overhead costs increased by $4,293,446 or 96% year-on-year to $8,773,739 for the year ended June 30, 2008 from $4,480,293 for the year ended June 30, 2007. The increase was mainly attributable to the combined effect of an increase in cost of scrap sales by $1,297,751, or 100% year-on-year to $1,297,751 for the year ended June 30, 2008 from nil for the year ended June 30, 2007, an increase in low consumables by $1,108,432 or 150% year-on-year to $1,848,743 for the year ended June 30, 2008 from $740,312 for the year ended June 30, 2007, and an increase in depreciation by $425,050 or 27% year-on-year to $2,018,105 for the year ended June 30, 2008 from $1,593,055 for the year ended June 30, 2007, an increase in utilities by $564,660 or 64% year-on-year to $1,441,341 for the year ended June 30, 2008 from $876,681 for the year ended June 30, 2007.

Expenses

Selling Expenses. Selling expenses increased by $362,365, or 147% year-on-year, to $608,060 for the year ended June 30, 2008, compared to the corresponding year in 2007 of $245,695. The increase was mainly attributable to increases in transportation, which rose by $276,957, or 251% year-on-year, to $387,212, due to our increased sales volume of export products and related delivery charges.

Administrative Expenses.  Administrative expenses increased by $894,542 or 48% year-on-year, to $2,758,536 for the year ended June 30, 2008, compared to the comparable year in 2007. This was chiefly due to increases in listing and compliance fees after our admission to the NASDAQ Capital Market in December 2006, directors’ remuneration, traveling expenses and salaries and wages. Increases in salaries and wages were principally due to increases in the average number of staff at our operating subsidiaries.

Finance Costs. Net finance cost increased 294% year-on-year as a result of increases in total interest expense by $918,818. The increases in net interest expenses were due a decrease in capitalized interest of $826,101 year-on-year and increases in interest rates during the year.

Fiscal Year 2007 versus Fiscal Year 2006

Net income decreased by $110,461, or 1.3% year-on-year to $8,304,109 for the year ended June 30, 2007, from $8,414,570 for the year ended June 30, 2006, even though gross profit increased by $5,045,269, or 50.5% year-on-year. The decrease in net income is mainly attributable to the creation of an allowance for doubtful accounts in the amount of $3,775,645. The Company created this partial reserve against advances to suppliers where the goods ordered were not received within ninety days of the advance.

Gross Profit. Gross profits in absolute terms increased by $5,045,269, or 50.5% year-on-year to $15,034,256 for the year ended June 30, 2007, from $9,988,987 for the year ended June 30, 2006, while gross profit margin decreased to 27.9% for the year ended June 30, 2007, from 28.6% for the year ended June 30, 2006. The increase in gross profits is mainly attributable to a 54.7% year-on-year increase in sales revenues in relation to a 56.4% year-on-year increase in cost of goods sold. The decrease in gross profit margin principally resulted from a change in sales mix over the year ended June 30, 2007, which produced increased sales of lower margin low-carbon steel products, and an increase in the cost of goods sold.

Sales Revenues. Sales volume increased by 24,861 tons, or 59% year-on-year, to 67,021 tons for the year ended June 30, 2007, from 42,160 tons for the year ended June 30, 2006 and, as a result, sales revenues increased by $19,079,102, or 54.7% year-on-year, to $53,960,243 for the year ended June 30, 2007, from $34,881,141 for the year ended June 30, 2006. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand in China among users of precision steel products.

Sales by Product Line. A break-down of our sales by product line for the years ended June 30, 2007 and 2006 is as follows:

		2007			2006
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Year-on- year Qty. Variance

Low carbon cold-rolled	37,066	22,072,438	41	22,540	11,482,265	33	14,526
Low carbon acid wash	14	5,732	-	-	-	-	14
Low carbon hard rolled	1,149	782,835	1	3,238	1,652,638	5	(2,089)
High-carbon cold-rolled	5,287	5,529,717	10	6,531	15,347,852	44	(1,244)
High-carbon hot-rolled	11,918	9,176,414	17	9,851	6,398,386	18	2,067
High end cold-rolled	865	14,618,831	27	-	-	-	865
Sales of Scrap Metal	-	851,742	2	-	-	-	-
Subcontracting income	10,722	922,534	2	-	-	-	10,722
Total	67,021	53,960,243	100	42,160	34,881,141	100	24,861

The break-down of sales among our product lines changed significantly during the year ended June 30, 2007. High-carbon cold-rolled steel products only accounted for 10% of the current sales mix at an average selling price of $1,046 per ton for the year ended June 30, 2007, compared to 44% of the sales mix at an average selling price per ton of $2,350 for the year ended June 30, 2006.

The lower priced low-carbon cold-rolled steel products accounted for 41% of the current sales mix at an average selling price of $595 per ton for the year ended June 30, 2007, compared to $11,482,265, or 33% of the sales mix at an average selling price per ton of $509 for the year ended June 30, 2006. A new product line, high end cold-rolled steel, which was not sold during the year ended June 30, 2006, accounted for $14,618,831, or 27% of the current sales mix at an average selling price of $16,900 per ton for the year ended June 30, 2007.

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

Average selling prices	2007	2006	Variance
	$	$	$	%
Low-carbon cold-rolled	595	509	86	17
Low-carbon acid wash	409	-	409	100
Low-carbon hard rolled	681	510	171	34
High-carbon cold-rolled	1,046	2,350	(1,304)	(55)
High-carbon hot-rolled	770	650	120	18
High-end cold-rolled	16,900	-	16,900	100
Subcontracting income	86	-	86	100

The average selling price per ton generated decreased to $805 for the year ended June 30, 2007, compared to the corresponding year in 2006 of $827, representing a decrease of $22, or 3% year-on-year. This was mainly attributable to a decrease in average selling price of high-carbon cold-rolled steel due to different product specifications year-on-year. Sales of low-carbon cold-rolled steel products have increased by 14,526tons, or 64% year-on-year to 37,066tons for the year ended June 30, 2007, compared to 22,540tons for the year ended June 30, 2006. This product accounted for $22,072,438, or 41% of the total sales mix for the year ended June 30, 2007, compared to $11,482,265, or 33% of the sales mix for the year ended June 30, 2006.

Sales Breakdown by Major Customer.

Customers	2007 ($)	% to sales	2006 ($)	% to sales

Shanghai Ruixuefeng Metals Co. Ltd	12,192,219	23	4,634,521	13
Shanghai Changshuo Stainless Steel Co., Ltd.	5,428,110	10	-*	-*
China Railway Materials Shanghai Company	3,498,770	6	-*	-*
Hangzhou Relian Company Limited	3,323,981	6	-*	-*
Sinosteel Company Limited	3,251,450	6	-*	-*
Jiangsu Kaiteer Industrial Stove Co. Ltd.	-*	-*	5,212,171	15
Shanghai Yiyi Industrial Co. Ltd.	-*	-*	4,305,918	12
Ningbo Eco and Tech Shuntong Trading Co. Ltd.	-*	-*	2,042,191	6
Shanghai Bayou Industrial Co. Ltd.	-*	-*	1,555,204	4
	27,694,530	51	17,750,005	51
Others	26,265,713	49	17,131,136	49
Total	53,960,243	100	34,881,141	100

* Not major customers for the relevant years

Sales revenues generated from the top five major customers as a percentage of total sales remained at 51% for the year ended June 30, 2006. With the exception of Shanghai Ruixuefeng Metals Co. Ltd., the top five major customers were different year-on-year. The change in customer mix reflects our shift in product focus during the course of the year.

Cost of Goods Sold. Cost of goods sold increased by $14,033,833, or 56% year-on-year to $38,925,987 for the year ended June 30, 2007, from $24,892,154 for the year ended June 30, 2006. Cost of goods sold represented 72% of sales revenues for the year ended June 30, 2007, compared to 71% for the year ended June 30, 2006. Average cost per unit sold decreased by $9, or 2% year-on-year, to $581 for the year ended June 30, 2007, from $590 for the year ended June 30, 2006.

	2007	2006	Variance
	$	$	$	%
Cost of goods sold
- Raw materials	33,809,809	21,333,644	12,476,165	58
- Direct labor	635,885	415,852	220,033	53
- Manufacturing overhead	4,480,293	3,142,658	1,337,635	43
	38,925,987	24,892,154	14,033,833	56

Cost per unit sold
Total units sold (tons)	67,021	42,160	24,861	59
Average cost per unit sold ($/ton)	581	590	(9)	(2)

The raw materials cost component relative to sales revenues increased to 63% for the year ended June 30, 2007, compared to 61% for the year ended June 30, 2006, while the average purchase price of raw materials per unit sold decreased by $2, or less than 1%, year-on-year, to $504 for the year ended June 30, 2007, compared to $506 for the year ended June 30, 2006.

Management believes that the increase in cost of goods sold is represented by the combined effect of:

▪
significant increases in sales of low-carbon cold-rolled steel to 37,066 tons (compared to 22,540tons for the year ended June 30, 2006) was generated at an average selling price of $595 per ton (compared to $509 per ton for the year ended June 30, 2006) for the year ended June 30, 2007;

▪
sales of 11,918tons of high-carbon hot-rolled steel (compared to 9,851tons for the year ended June 30, 2006) was generated at an average selling price of $770 per ton (compared to $650 per ton for the year ended June 30, 2006) for the year ended June 30, 2007; and

▪	sales of 865tons of high end cold-rolled steel (compared to none for the year ended June 30, 2006) was generated at an average selling price of $16,900 per ton for the year ended June 30, 2007.

The cost of raw materials consumed increased by $12,476,165, or 58% year-on-year, to $33,809,809 for the year ended June 30, 2007, from $21,333,644 for the year ended June 30, 2006. This increase was mainly attributable to increases in sales volume by 24,861tons, or 59% year-on-year to 67,021tons for the year ended June 30, 2007, from 42,160tons for the year ended June 30, 2006, resulting in higher input of raw materials utilized in production.

Average unit cost of raw materials consumed based on precision products sold was $504 per ton for the year ended June 30, 2007, compared to $506 per ton for the year ended June 30, 2006. The increase in the quantity of raw materials consumed was directly attributable to the increase in sales volume.

Manufacturing overhead costs increased by $1,337,635, or 43% year-on-year, to $4,480,293 for the year ended June 30, 2007, from $3,142,658 for the year ended June 30, 2006. The increase was mainly attributable to the combined effect of an increase in depreciation by $809,198, or 103% year-on-year, to $1,593,055 for the year ended June 30, 2007, from $783,857 for the year ended June 30, 2006, an increase in utilities by $310,850, or 55% year-on-year, to $876,681 for the year ended June 30, 2007, from $565,831 for the year ended June 30, 2006, and an increase in subcontracting fees paid by $425,732, or 93% year-on-year to $883,812 for the year ended June 30, 2007, from $458,080 for the year ended June 30, 2006.

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

Administrative Expenses.  Administrative expenses increased by $1,358,230, or 269% year-on-year, to $1,863,994 for the year ended June 30, 2007, compared to the comparable period in 2006. This increase was chiefly due to increases in the amortization of intangible assets, listing fees relating to the Company’s admission to the NASDAQ Capital Market, directors’ remuneration, and salaries and wages. The increase in directors’ remuneration was mainly attributable to the initial distribution of remuneration to two directors of PSHL totaling $200,000. Increases in salaries and wages were principally due to increases in the average number of Chengtong staff.

Finance Costs. Net finance cost increased 15% year-on-year as a result of increases in total interest expense by $312,222 for 2007, compared to $271,693 for 2006, as the finance costs for the year ended June 30, 2007 included interest expenses for the loan dated September 22, 2005 for the full year.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We will continue to meet these liquidity requirements with cash provided by operations, equity financing, and bank debt.

Current Assets. Current assets increased significantly by $66,794,928, or 162% year-on-year to $108,133,922 as of June 30, 2008, from $41,338,994 as of June 30, 2007 principally as a result of increases in cash and equivalents by $13,063,980, or 237% year-on-year, accounts receivable by $25,541,030, or 310% year-on-year, and net advances to suppliers by $21,327,447, or 182% year-on-year. We also raised net proceeds of $44,375,282 in November of 2007 through a registered direct offering of our common stock.

Current Liabilities. Current liabilities increased by $18,464,626, or 69% year-on-year, to $45,229,402 as of June 30, 2008, from $26,764,776 as of June 30, 2007. The increase was due to increases in accounts payable, advances from customers, tax payables, amounts due to directors and short-term loans and was mitigated by decreases in deferred income taxes payable, and the current portion of long-term debt.

As of June 30, 2008, we had $17,465,799 in short term bank debt. Such debt has been renewed at an interest rate of 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, due on July 31, 2009 and secured by land use rights, buildings, plant and machinery.

Capital Expenditures.   During the year ended June 30, 2008, we invested $14,705,362 in property, production plants and equipment, which included additions to buildings of $5,590,676 and plants and machinery of $9,114,686, including the new 1450mm cold rolling mill. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

Off-Balance Sheet Arrangements

For the year ended June 30, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

	Payments Due By Period
	Total	Fiscal Year 2009	Fiscal Year 2010-2011	Fiscal Year 2012-2013	Fiscal Years 2014 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$18,808,919	$18,808,919	$—	$—	$—
Construction Commitments	11,231,670	11,231,670	—	—	—
	$30,040,589	$30,040,589	$—	$—	$—

Loans

The following table illustrates our credit facilities, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date.

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	July 23, 2007	July 31, 2008	1 year	USD: SIBOR + 3%; RMB: PBOC rate*113%	$5,300,000 $2,886,952 (RMB20,000,000)
Raiffeisen Zentralbank Österreich AG	July 20, 2007	July 25, 2008	1 year	PBOC rate * 115%	$9,278,847 (RMB63,600,000)
Total					$17,465,799

Bank and other loans decreased by $5,418,880, or 23.7% year-on-year, to $17,465,799 as of June 30, 2008, from $22,884,679 as of June 30, 2007. The decrease was due to the pay off of long-term bank loans during the year ended June 30, 2008. Short-term loans increased by $7,623,279, or 77% year-on-year, to $17,465,799 as of June 30, 2008, from $9,842,520 as of June 30, 2007. Long-term bank loans of $13,042,159 were paid off during the year ended June 30, 2008. The foregoing bank loans, outstanding as at June 30, 2008, have been renewed at an interest rate of 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, and the new maturity date is July 31, 2009. The loans are secured by land use rights, buildings, plant and machinery.

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

▪
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

▪
Revenue Recognition - Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered and invoiced. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

▪
Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At June 30, 2008 and 2007, the Company had $1,033,479 and $273,461 of allowances for doubtful accounts, respectively.

▪
Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

▪	Other Policies - Other accounting policies used by the Company are set forth in the notes accompanying our financial statements.

Recent Accounting Pronouncements

In September 2006, the “FASB” issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of “SFAS No. 157”.

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

In March 2008, the “FASB” issued “SFAS No. 161”, Disclosures about Derivative Instruments and Hedging Activities—an amendment of “FASB” Statement No. 133 (“SFAS 161”). “SFAS 161” changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of “SFAS 161”.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of June 30, 2008 the exchange rate was 6.8543 Renminbi to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At June 30, 2008, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $4.2 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $0.42 million at June 30, 2008.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At June 30, 2008, the Group’s total bank debt outstanding was $17,465,799, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. For the fiscal year ending June 30, 2009, annual interest on loans is anticipated to be approximately $1.3 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $175,000. As our short-term borrowings mature, it will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At June 30, 2008, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $.1 million at June 30, 2008.

Commodity Prices

The steel coils and other raw materials used by CPSL, require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal - as well as large amounts of energy to produce. Additionally, CPSL also uses large amounts of energy in its operations. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

The Group has no open derivative commodity instruments as of June 30, 2008 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements for the Company and its subsidiaries are included at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2007, our Board of Directors accepted the resignation of Murrell, Hall, McIntosh & Co. PLLP, or Murrell, as our independent registered public accounting firm, effective as of November 27, 2007.  Additionally, concurrent with this decision, our Board appointed the independent registered public accounting firm of Moore Stephens, as our new auditor, effective November 29, 2007.

During the period that Murrell served as our independent registered public accounting firm and through the date of their resignation, we have not had any disagreements with Murrell on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  There were no reportable events, as described in Item 304(a)(1)(iv) of Regulation S-K, during our two most recent fiscal years (ended June 30, 2007 and 2006) through to November 27, 2007. No accountant's report issued by Murrell on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the period that Moore Stephens has served as our independent registered public accounting firm and through the date of this report, (a) there were no disagreements with Moore Stephens on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moore Stephens, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; and (b) no accountant’s report on our financial statements issued by Moore Stephens contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors. Based on our assessment, management concluded that, as of June 30, 2008, our internal control over financial reporting is effective.

However, management also concluded that, although no significant deficiencies or material weaknesses were found, additional controls and procedures were required to further improve disclosures and documentations at CPSL to ensure completeness and more effective control over financial reporting. To address these concerns, we have discussed weaknesses identified during the evaluation with relevant departments and personnel at our subsidiaries for implementation of required changes, and will continue to take measures and plans to remediate these weaknesses in the current financial year. We also intend to continue to engage a third-party consulting firm to assist management in testing and improving our internal control on an as-needed basis.

Management’s assessment of the effectiveness of the internal control over financial reporting as of June 30, 2008 has been audited by Moore Stephens, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

As described in the current report on Form 8-K filed by the Company with the SEC on May 14, 2008, the Company announced it would restate its financial statements for the quarterly periods ended September 30, 2007 and December 31, 2007. Management has been working diligently with the Company’s current and former independent registered public accounting firm to be able to draw a conclusion on the matters involving complicated income tax issues, and have the restatement filed as soon as practical. Having considered the effect on the adequacy of the Company’s disclosure controls and procedures in light of the restatements mentioned above, management has determined that the Company’s disclosure controls and procedures are effective as of June 30, 2008.

During the year under review, we have engaged an outside management consultant to review the Company’s overall financial and accounting systems, and to document and implement an accounting manual that have strengthened and improved the systems of controls, reconciliations, procedures, books and records.

There were no other changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year under review that materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than October 28, 2008 (120 days after June 30, 2008).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than October 28, 2008 (120 days after June 30, 2008).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than October 28, 2008 (120 days after June 30, 2008).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than October 28, 2008 (120 days after June 30, 2008).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of stockholders, which will be filed no later than October 28, 2008 (120 days after June 30, 2008).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit List:

(1)   Financial Statements and Schedules: See “Index to Consolidated Financial Statements” at page F-1 of this Annual Report on Form 10-K. Schedules not included herein are omitted because they are not applicable or the required information appears in the accompanying Consolidated Financial Statements or Notes thereto.

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
10.5
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.4)

10.6
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Strip Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.5)

10.7	Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated October 14, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.6)
10.8
Amendment No. 1 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated December 28, 2004 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.7)

10.9
Amendment No. 2 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG, dated May 10, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.8)

10.10
Amendment No. 3 to Letter of Offer between Chengtong and Raiffeisen Zentralbank Österreich AG,  dated July 26, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.9)

10.11
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.1)

10.12
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Company Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 13, 2007, Exhibit 10.2)

10.13
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.4)

10.14
Form of Stock Purchase Agreement, by and among the Company and the Investors, dated February 16, 2007 (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.1)

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)
10.16	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.1)
10.17	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.2)
21*	Subsidiaries of the Registrant
22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, dated February 13, 2007, Exhibit 99.1)

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.
32*	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
CHINA PRECISION STEEL, INC.

	By:	/s/ Wo Hing Li
Name: Wo Hing Li
Title: Chief Executive Officer
Date: September 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	September 15, 2008
Wo Hing Li

Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	September 15, 2008
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	September 15, 2008
Hai Sheng Chen

/s/ Che Kin Lui	Director	September 15, 2008
Che Kin Lui

/s/ David Peter Wong	Director	September 15, 2008
David Peter Wong

/s/ Tung Kuen Tsui	Director	September 15, 2008
Tung Kuen Tsui

CHINA PRECISION STEEL, INC.
AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1) as of June 30, 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended June 30, 2008. We have also audited the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2008, and the results of their operations and their cash flows for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moore Stephens

Certified Public Accountants

Hong Kong

September 10, 2008

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

/s/Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
October 11, 2007
(October 15, 2007 as to subsequent events disclosed in Note 20)

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 30,	June 30,
	Notes	2008	2007

Assets

Current assets
Cash and equivalents		$18,568,842	$5,504,862
Accounts receivable
Trade, net of allowances of $1,033,479 and $273,461 at June 30, 2008 and 2007, respectively		33,783,074	8,242,044
Bank acceptance notes		4,309,703	-
Other		571,746	85,708
Inventories	7	17,815,087	15,723,704
Deposits		-	82,758
Prepaid expenses		58,105	-
Advances to suppliers, net of allowance of $2,522,837 and $2,269,328 at June 30, 2008 and 2007, respectively		33,027,365	11,699,918

Total current assets		108,133,922	41,338,994

Property and equipment
Property and equipment, net	8	39,199,305	29,238,227
Construction-in-progress	9	16,476,454	10,355,763

		55,675,759	39,593,990

Intangible assets, net		1,625,690	1,124,583

Goodwill		99,999	99,999

Total assets		$165,535,370	$82,157,566

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$12,047,981	$4,855,932
Advances from customers	10	6,996,996	1,720,812
Other taxes payables		3,976,239	816,553
Current income taxes payable		4,742,387	1,892,866
Deferred income taxes payable		-	1,064,028
Amounts due to directors	11	-	408,620
Current portion of long-term debt	13	-	6,163,445
Notes payable	12	17,465,799	9,842,520

Total current liabilities		45,229,402	26,764,776

Long-term debt, net of current portion shown above	13	-	6,878,714

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2008 and 2007;	15
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,472,955 and 37,378,143 issued and outstanding June 30, 2008 and 2007	15	46,473	37,378
Additional paid-in capital	15	75,372,488	31,867,063
Accumulated other comprehensive income		9,295,658	2,192,160
Retained earnings		35,591,349	17,008,238

Total stockholders' equity		120,305,968	51,104,839

Amounts due from directors	11	-	(2,590,763)

Total liabilities and stockholders' equity		$165,535,370	$82,157,566

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30. 2008, 2007 and 2006

	Notes	2008	2007	2006

Revenues
Sales revenues	20	$87,739,326	$53,960,243	$34,881,141
Cost of goods sold		65,241,825	38,925,987	24,892,154

Gross profit		22,497,501	15,034,256	9,988,987

Operating expenses
Selling expenses		608,060	245,695	122,220
Administrative expenses		2,758,536	1,863,994	505,764
Provision for bad debts		686,955	3,775,645	-
Depreciation and amortization expense		64,253	44,375	40,005

Total operating expenses		4,117,804	5,929,709	667,989

Income from continuing operations		18,379,697	9,104,547	9,320,998

Other income (expense)
Other revenues	19	2,006,777	103,388	-
Other expenses			(1,362)
Interest and finance costs		(1,231,040)	(312,222)	(271,693)

Total other income (expense)		775,737	(210,196)	(271,693)

Net income from continuing operations before income tax		19,155,434	8,894,351	9,049,305

Provision for (benefit from) income tax	14
Current		1,636,351	1,892,866	-
Deferred		(1,064,028)	(471,176)	1,535,204

Total income tax expense		572,323	1,421,690	1,535,204

Net income before discontinued operations		18,583,111	7,472,661	7,514,101

Net income from discontinued operations	17	-	831,448	900,469

Net income		$18,583,111	$8,304,109	$8,414,570

Basic earnings per share	16
From continuing operations		$0.43	$0.26	$0.31
From discontinued operations		$-	$0.03	$0.04
Total		$0.43	$0.29	$0.35

Basic weighted average shares outstanding		43,044,420	28,438,313	24,283,725

Diluted earnings per share	16
From continuing operations		$0.43	$0.26	$0.31
From discontinued operations		$-	$0.03	$0.04
Total		$0.43	$0.29	$0.35

Diluted weighted average shares outstanding		43,256,434	28,759,553	24,283,725

The Components of comprehensive income:
Net income		$18,583,111	$8,304,109	$8,414,570
Foreign currency translation adjustment		7,103,498	1,446,577	745,583

Comprehensive income		$25,686,609	$9,750,686	$9,160,153

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2008, 2007 and 2006

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2005	24,283,723	$24,284	$1,375,716	$-	$2,021,476	$3,421,476

Foreign currency translation adjustment	-	-	-	745,583	-	745,583
Net income	-	-	-	-	8,414,570	8,414,570
Less discontinued operations sold to former shareholder	-				(900,469)	(900,469)

Balance at June 30, 2006	24,283,723	24,284	1,375,716	745,583	9,535,577	11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759			6,775,776
Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contribution from waiver of dividend	-	-	3,953,794			3,953,794
Foreign currency translation adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operations sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,141	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(130,468)	-	-	(130,468)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	765,872	766	1,729,235	-	-	1,730,001
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)
Foreign currency translation adjustment	-	-	-	7,103,498	-	7,103,498
Net income	-	-	-	-	18,583,111	18,583,111

Balance at June 30, 2008	46,472,953	$46,473	$75,372,488	$9,295,658	$35,591,349	$120,305,968

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities
Net Income	$18,583,111	$8,304,109	$8,414,570
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,214,643	1,527,211	823,862
Less income from discontinued operations - Oralabs, Inc	-	(831,448)	(900,469)
Allowance for bad and doubtful debts	686,955	3,775,645	-
Warrants issued for consulting	-	447,993	-
Net changes in assets and liabilities:
Accounts receivable, net	(30,186,787)	5,523,369	(6,790,827)
Inventories	(511,151)	(9,133,893)	(4,018,854)
Deposits	82,758	(3,504)	(75,575)
Prepayments	(58,105)	-	-
Advances to suppliers	(19,898,096)	(10,677,692)	(1,440,047)
Accounts payable and accrued expenses	6,704,028	2,966,771	435,337
Advances from customers	5,103,242	(229,495)	1,296,647
Other taxes payable	3,077,622	(188,367)	670,313
Current income taxes	2,659,288	1,892,866	-
Deferred income taxes	(1,064,028)	(471,176)	1,135,204

Net cash (used in) provided by operating activities	(12,606,520)	2,902,389	(449,839)

Cash flows from investing activities
Purchases of goodwill	-	(99,999)	-
Purchases of property, plant and equipment including construction in progress	(14,705,302)	(9,896,145)	(10,049,870)

Net cash (used in) investing activities	(14,705,302)	(9,996,144)	(10,049,870)

Cash flows from financing activities
Proceeds from sale of common stock	44,375,282	19,326,878	-
Exercise of common stock warrants	1,730,001	-	-
Advances from/(to) directors, net	(189,315)	(7,610,426)	(1,763,994)
Notes payable proceeds	16,702,976	10,040,633	13,245,762
Repayments of notes payable	(24,421,766)	(10,157,728)	(4,251,719)

Net cash provided by financing activities	38,197,178	11,599,357	7,230,049

Effect of exchange rate	2,178,624	812,305	323,289

Net increase in cash	13,063,980	5,317,907	(2,946,371)

Cash and cash equivalents, beginning of year	5,504,862	186,955	3,133,326

Cash and cash equivalents, end of year	$18,568,842	$5,504,862	$186,955

Supplemental disclosure of cash flow information

Cash paid during the period for:
Interest paid	$1,231,040	$312,222	$395,134
Taxes paid	$-	$-	$-
Major non-cash transactions:
Issuance of 2,798,191 shares of stock for syndication fees	$-	$8,394,573	$-
Issuance of 100,000 warrants for services	$-	$447,993	$-
Issuance of 1,216,667 warrants for syndication fees	$-	$2,770,349	$-
Contribution of director's loans to additional paid in capital	$-	$3,953,794	$-
Shareholder loans contributed for contributed construction costs	$-	$8,840,990	$-

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2008 and 2007. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

Chengtong was registered on July 2, 2002 in Shanghai, in the People’s Republic of China (“PRC”), with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000 and on December 11, 2007, the authorized registered capital was further increased to $42,440,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL was approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip Company Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities utilized by Chengtong. On April 10, 2007, PSHL purchased for $100,000 Blessford International Limited, a British Virgin Islands company. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited, that is a wholly-foreign owned enterprise with limited liabilities. Shanghai Blessford was registered on February 24, 2006 in Shanghai with a registered capital of $12,000,000 and a defined period of existence of 50 years from February 24, 2006 to February 23, 2056. On May 27, 2008, the authorized registered capital was increased to $22,000,000. We intend to hold Blessford International Limited as a shell subsidiary.
As used herein, the “Group” refers to the Company, PSHL, Chengtong, Tuorong, Blessford International and Shanghai Blessford on a consolidated basis.

The Company’s principal activities are conducted through its two operating subsidiaries, Chengtong and Shanghai Blessford. Chengtong and Shanghai Blessford are niche precision steel processing companies principally engaged in the manufacture and sales of cold-rolled and hot-rolled precision steel products and plates for down stream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls and plates in different cuts and thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

2.     Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Foreign Currencies” below).

The consolidated balance sheets as of June 30, 2008 and 2007 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong, collectively referred to as “the Group”. The consolidated statements of operations for the year ended June 30, 2008 includes CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong for the full year. The consolidated statement of operations for the years ended June 30, 2007 and 2006 includes CPSL, PSHL, Chengtong and Tuorong for the full year, Blessford International and Shanghai Blessford from April 9, 2007. Intercompany items have been eliminated.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At June 30, 2008 and 2007, the Company had $1,033,479 and $273,461 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,522,837 and $2,269,328 at June 30, 2008 and 2007, respectively.

Intangible assets - The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. There was no amortization recorded for the years ended June 30, 2008 and 2007. An amortization amount of approximately $32,470 is to be recorded each year from the year ended June 30, 2009 for the remaining lease period.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

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

Buildings	10 years
Office equipment	5 years
Motor vehicles	5 years
Plant and machinery	10 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the years ended June 30, 2008 and 2007.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2008, 2007 and 2006, the Company capitalized $0, $826,101 and $749,914, respectively, of interest to construction-in-progress.

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

Foreign Currencies - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Transactions not conducted in Renminbi are translated into Renminbi at the exchange rates prevailing at the times of such transactions. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency (“US Dollars”) are dealt with as an exchange fluctuation reserve in shareholders’ equity.

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

Enterprise income tax

Under the Provisional Regulations of the People’s Republic of China Concerning Income Tax on Enterprises promulgated by the State Council which came into effect on January 1, 1994, income tax is payable by enterprises at a rate of 33% of their taxable income. Preferential tax treatment may, however, be granted pursuant to any law or regulations from time to time promulgated by the State Council. Specialty state companies’ enterprise income tax rate was reduced to 27% at the same date.

The new Enterprise Income Tax Law was passed on March 16, 2007, and took effect on January 1, 2008. The new law introduces fundamental changes to the Chinese tax system for both domestic and foreign-owned entities. A new unified general income tax of 25% is now applicable to enterprises in China. Entities subject to a “tax holiday” prior to January 1, 2008, are able to retain the benefits of the reduced rates for the remaining term. As Wholly Foreign Owned Enterprises, or WFOEs, Chengtong is currently enjoying a 50% reduction in the 25% statutory rates that will expire on December 31, 2008, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and Shanghai Blessford is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of the tax holiday, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates.

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

In 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which clarifies the application of SFAS No. 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the Company adopted FIN 48 effective January 1, 2007.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current state officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the years ended June 30, 2008, 2007 and 2006, the Company’s pension cost charged to the statements of operations under the plan amounted to $175,939, $149,179 and $54,285, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2008 and 2007 because of the relatively short-term maturity of these instruments.

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

In September 2006, the “FASB” issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of “SFAS No. 157”.

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

In March 2008, the “FASB” issued “SFAS No. 161”, Disclosures about Derivative Instruments and Hedging Activities—an amendment of “FASB” Statement No. 133 (“SFAS 161”). “SFAS 161” changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of “SFAS 161”.

4.  Concentrations of Business and Credit Risk

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable totaled $33,783,074 and $8,242,044 as of June 30, 2008 and 2007, respectively.

The Company’s list of customers whose purchases exceeded 10% of total sales during the years ended June 30, 2008, 2007 and 2006 is as follows:

Customers	2008	% to sales	2007	% to sales	2006	% to sales
Shanghai Ruixuefeng Metals Co., Limited	—	—	12,192,219	23	4,634,521	13
Shanghai Changshuo Stainless Steel Co., Ltd.	18,513,819	21	5,428,110	10	—	—
Shanghai Bayou Industrial Co. Ltd.	10,494,752	12	—	—	—	—
Shanghai Shengdejia Metal Co. Ltd.	10,414,545	12	—	—	—	—
Shanghai Yiyi Industrial Limited	—	—	—	—	4,305,918	12
Jiangsu Kaiteer Industrial Stove Limited	—	—	—	—	5,212,171	15

The Company’s list of suppliers whose sales exceeded 10% of total consumption during the years ended June 30, 2008, 2007 and 2006 is as follows:

Suppliers	2008	% to consumption	2007	% to consumption	2006	% to consumption
BaoSteel Steel Products Trading Co. Ltd.	16,439,918	30	4,633,054	14	7,138,845	33
Hangzhou Relian Company Limited	11,050,813	20	8,598,117	25	-*	-*
Shanghai Pinyun Steel Co., Limited	10,025,183	18	6,355,445	19	-*	-*
Shanghai Changshuo Stainless Steel Co., Ltd.	-*	-*	3,408,301	10	-*	-*
Ningbo Dongming Co. Ltd.	-*	-*	-*	-*	5,902,211	28

5. Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Other Additions	Balance at End of Period
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2006	$—	$138,837	$—	$—	$138,837
Year ended June 30, 2007	138,837	134,624	—	—	273,461
Year ended June 30, 2008	273,461	760,018	—	—	1,033,479

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2006	—	—	—	—	—
Year ended June 30, 2007	—	2,269,328	—	—	2,269,328
Year ended June 30, 2008	2,269,328	253,509	—	—	2,522,837

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2006	—	—	—	—	—
Year ended June 30, 2007	—	—	—	—	—
Year ended June 30, 2008	—	743,286	743,286	—	—

6. Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the Peoples Republic of China; therefore in accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements for the two years ended June 30, 2008.

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2008 AND 2007

	2008	2007

Cash and cash equivalents	$4,333,911	$2,034,403
Prepayments	72,463	-
Total current assets	4,406,374	2,034,403

Office equipment	1,459	-
Investment in subsidiary, reported on equity method	52,689,184	20,765,197
Advances to subsidiaries	63,588,435	28,748,121

Total assets	$120,685,452	$51,547,721

Current liabilities:
Accounts payable	$298,105	$1,505
Accrued expenses	81,379	81,379
Refund due to OraLabs, Inc	-	441,377

Total current liabilities	379,484	442,882

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized; 46,472,955 and 37,378,143 shares issued and outstanding at June 30, 2008 and 2007, respectively	46,473	37,378
Additional paid-in capital	75,372,488	31,867,063
Other comprehensive income	9,295,658	2,192,160
Retained earnings	35,591,349	17,008,238

Total stockholders' equity	120,305,968	51,104,839

Total liabilities and stockholders' equity	$120,685,452	$51,547,721

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

SALES	$—	$—

OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	2,223,394	883,316

Income (loss) from operations	(2,223,394)	(883,316)

OTHER INCOME:
Interest income	221,866	103,388
Equity in earnings of unconsolidated subsidiary	20,251,567	9,084,037

INCOME BEFORE INCOME TAXES	20,473,433	8,304,109

BENEFIT FROM INCOME TAXES	333,072	—

NET INCOME	$18,583,111	$8,304,109

The components of comprehensive income:
Net income	$18,583,111	$8,304,109
Foreign currency translation adjustment	7,103,498	1,446,577

COMPREHENSIVE INCOME	$25,686,609	$9,750,686

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,583,111	$8,304,109
Adjustments to reconcile net income to operating activities - Warrants issued for consulting	-	447,993
Less: Equity in earnings of unconsolidated subsidiary	(20,251,567)	(9,034,087)
Net changes in assets and liabilities
Prepayments	(72,463)	-
Due to Oralabs	(441,377)	441,377
Accounts Payable	377,979	1,505

Net cash (used in) provided by operating activities	(1,804,317)	160,897

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(1,459)	-
Advances to subsidiary	(41,999,999)	(17,455,372)

Net cash used in investing activities	(42,001,458)	(17,455,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	44,375,282	19,328,878
Cash from exercise of warrants	1,730,001	-
Net cash provided by financing activities	46,105,283	19,328,878

Effect of exchange rate change on cash and cash equivalents	—	—

NET INCREASE IN CASH AND EQUIVALENTS	2,299,508	2,034,403

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,034,403	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,333,911	$2,034,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$—	$—
Income taxes paid	$—	$—
Issuance of 2,798,191 shares of stock for syndication fees	$—	$8,394,573
Issuance of 100,000 warrants for services	$—	$447,993
Issuance of 1,216,667 warrants for syndication fees	$—	$2,770,349
Contribution of directors advance to additional paid in capital	$—	$3,953,794

7.    Inventories

As of June 30, 2008 and 2007 inventories consisted of the following:

At cost:-	June 30, 2008	June 30, 2007
Raw materials	$8,376,173	$13,026,530
Work in progress	3,247,093	-
Finished goods	3,918,801	2,697,174
Consumable items	2,273,020	1,629,020
	17,815,087	17,352,724
Less: impairment	-	(1,629,020)
	$17,815,087	$15,723,704

8.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2008	June 30, 2007
Plant and machinery	$22,725,528	$21,087,245
Buildings	21,685,208	11,361,207
Motor vehicles	379,885	283,534
Office equipment	185,161	85,560
	44,975,782	32,817,546
Less: Accumulated depreciation	(5,776,477)	(3,579,319)
	$39,199,305	$29,238,227

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2008, 2007 and 2006, depreciation totaling $2,018,105, $1,482,836 and $783,857, respectively, was included as a component of cost of goods sold.

Plant and machineries amounting to $18,972,430 (2007: $17,853,044) and land use right amounting to $553,404 (2007: $497,143) were pledged for bank loans totaling $17,465,799.

9.  Construction-In-Progress

As of June 30, 2008 and 2007, construction-in-progress consisted of the following:

	June 30, 2008	June 30, 2007
Construction costs	$16,476,454	$10,355,763

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

10.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue. As of June 30, 2008 and 2007, there were advances from customers of $6,996,996 and $1,720,812, respectively.

11.    Transactions with Related Parties

Amounts due to (from) directors as of June 30, 2008 and 2007 are as follows:

Name	June 30, 2008	June 30, 2007
Wo Hing Li	$-	$(2,590,763)
Hai Sheng Chen	-	408,620
	$-	$(2,182,143)

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

12.  Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2008	June 30, 2007
Bank loan dated September 22, 2005, due December 31, 2007 with a interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings and machinery (Note 8)	$—	$9,842,520

Bank loan dated August 1, 2007, due in one year with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (5.81% at June 30, 2008) (Note 8)	5,300,000	—

Bank loan dated August 1, 2007, due in one year with an interest rate at 113% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (8.44% at June 30, 2008) (Note 8)	2,886,952	—

Bank loan dated July 26, 2007, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (8.59% at June 30, 2008) (Note 8)	9,278,847	—

	$17,465,799	$9,842,520

The weighted average interest rates on short-term loans at June 30, 2008 and 2007 was 7.72% and 6.39%, respectively.

The above bank loans outstanding as at June 30, 2008 have been renewed at an interest rate of 115% of the standard market rate set by the People’s Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2009 and secured by land use rights, buildings, plant and machinery.

13.  Long-Term Debts - Secured

	June 30, 2008	June 30, 2007
Long-term debts:

Bank loan dated October 14, 2004, due July 31, 2007, at an interest rate of 113% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings and machinery	$—	$6,163,445

Bank loan dated September 22, 2005, due August 31, 2009, at an interest rate of 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings and machinery	—	6,878,714

Total long-term debts	—	13,042,159
Less: Current portion of long-term debts	—	6,163,445

Long-term debts	$—	$6,878,714

14.  Income Taxes

For enterprise income tax reporting purposes, the Company reports income and expenses on a cash basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Years ended June 30,
	2008	2007	2006
Tax savings	$3,191,292	$1,190,366	908,108

Benefit per share
Basic	$0.07	$0.04	$0.04
Diluted	$0.07	$0.04	$0.04

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2008 and 2007 are as follows:

Deferred tax assets and liabilities:	June 30, 2008	June 30, 2007

Book depreciation in excess of tax depreciation	$169,962	$39,918

Temporary differences resulting from cash basis reporting for tax purposes	573,324	(1,103,946)

Net deferred income tax asset (liability)	743,286	$(1,064,028)
Valuation allowance	(743,286)	-
	-	$(1,064,028)

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Year ended June 30,
	2008	2007	2006
Computed tax at the federal statutory rate of 34%	$6,512,849	$3,024,079	$3,076,764
Less adjustment to EIT statutory rate of 25% in 2008 and 27% in 2007 and 2006	(1,687,507)	(622,604)	(633,452)
Tax effect of US losses not deductible in PRC	665,736	210,581	-
Income not subject to tax	(330,361)	-	-
Deferred taxes	(1,064,028)	-	-
Overprovision in prior year	(333,074)	-	-
Benefit of tax holiday	(3,191,292)	(1,190,366)	(908,108)

Income tax expense per books	$572,323	$1,421,690	$1,535,204

Income tax expense (benefit) consists of:

	Year ended June 30,
	2008	2007	2006
Income tax expense for the year PRC	$1,636,351	$1,892,866	$-

Deferred income tax expense (benefit) - PRC	(1,064,028)	(471,176)	(1,535,204)

Income tax expense per books	$572,323	$1,421,690	$1,535,204

15.  Equity

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2007	Granted	Expired or Exercised	Outstanding June 30, 2008	Expiration Date
$3.00	1,300,059	-0-	(851,667)	448,392	02/22/2011
$3.60	100,000	-0-	-0-	100,000	02/22/2010
$8.45	-0-	1,420,000	-0-	1,420,000	11/06/2010
$7.38	-0-	225,600	-0-	225,600	11/06/2010

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

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and were recorded to additional paid-in capital. The Company intends to use the net proceeds for repayment of certain existing bank debt in the amount of approximately $22 million, capital expenditure related to the annealing furnace and construction of the third reverse rolling mill and related capital expenditure in the amount of approximately $18 million, and the balance for general corporate purposes. During the year ended June 30, 2008, long-term bank loans of $13,042,159 were paid off, and a progress payment of $7,016,729 was made in relation to the third cold rolling mill.

On the Closing Date, pursuant to a Placement Agency Agreement entered into between the Company and Roth Capital Partners LLC on October 31, 2007, Roth Capital received an amount in cash equal to 7.0% of the gross proceeds of the Offering and warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock valued at $887,504 and this amount was recorded as syndication fees offsetting additional paid-in capital. Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and are not exercisable prior to May 6, 2008. Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue.

16.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the year ended June 30, 2008, dilutive shares include outstanding warrants to purchase 1,025,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. Warrants to purchase 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the year ended June 30, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. There were no dilutive shares for the year ended June 30, 2006.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2008:
Net income	$18,583,111
Less Net income from discontinued operations	$—
Basic EPS income available to common shareholders	$18,583,111	43,044,420	$0.43
Effect of dilutive securities:
Warrants		212,014
Diluted EPS income available to common shareholders	$18,583,111	43,256,434	$0.43
For the year ended June 30, 2007:
Net income	$8,304,109
Less net income from discontinued operations	$(831,448)
Basic EPS income available to common shareholders	$7,472,661	28,438,313	$0.26
Effect of dilutive securities:
Warrants		321,240
Diluted EPS income available to common shareholders	$7,472,661	28,759,553	$0.26
For the year ended June 30, 2006:
Net income	$8,414,570
Less Net income from discontinued operations	$(900,469)
Basic EPS income available to common shareholders	$7,514,101	24,283,725	$0.31
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$7,514,101	24,283,725	$0.31

17.  Discontinued Operations

The operations of OraLabs Inc. prior to December 28, 2006 are shown in the financial statements as income from discontinued operations as these operations were transferred to a former shareholder in exchange for the redemption of his common stock. The consolidated financial statements have been reclassified to conform to discontinued operations presentation for all historical periods presented.

Summarized selected financial information for discontinued operations for the years ended June 30, 2008, 2007 and 2006 is as follows:

	Years ended:
	June 30,	June 30,	June 30,
	2008	2007	2006

Revenues	$—	$9,404,000	$16,380,000
Income before tax	—	831,000	972,000
Income taxes	—	192,000	538,000
Income from discontinued operations	$—	$639,000	$434,000

As of June 30, 2008, there were no assets or liabilities associated with OraLabs, Inc.

18.  Commitments

As of June 30, 2008, the Company had $11,231,670 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Shanghai Blessford’s production facilities.

19. Other Revenues

For the years ended June 30, 2008 and 2007, interest income of $301,325 and $103,388, respectively, was included in other revenues. Also included in other revenues for the year ended June 30, 2008, was a write back of impairment for consumable items in the amount of $1,705,452.

20. Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2008
	China	Foreign	Total
Revenue	$71,779,911	$15,959,415	$87,739,326
% of sales	82	18	100

	Year Ended June 30, 2007
	China	Foreign	Total
Revenue	$53,177,408	$782,835	$53,960,243
% of sales	90	10	100

	Year Ended June 30, 2006
	China	Foreign	Total
Revenue	$33,228,503	$1,652,638	$34,881,141
% of sales	95	5	100

21. Other Events

On November 12, 2007, at the Annual Meeting of the Company’s shareholders, the Company’s shareholders approved the reincorporation of the Company in the state of Delaware. The reincorporation was effected on November 16, 2007 through a merger with and into the Company’s wholly-owned subsidiary.

22. Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2008 and 2007:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2008:
Revenues	$28,550,266	$18,773,504	$13,228,321	$27,187,235
Gross profit	5,481,438	5,374,494	4,699,469	6,942,100
Income from continuing operations before income tax	5,594,188	4,181,523	4,097,320	5,282,403
Net income	5,618,054	3,637,900	3,486,451	5,840,706
Basic earnings per share	$0.12	$0.08	$0.08	$0.16
Diluted earnings per share	$0.12	$0.08	$0.08	$0.15

Fiscal 2007:
Revenues	$16,838,640	$11,610,673	$15,007,582	$10,503,348
Gross profit	1,451,498	3,369,930	3,412,730	6,800,098
Income from continuing operations before income tax	1,194,934	1,712,096	2,723,712	3,263,609
Net income	1,055,528	1,396,217	2,888,044	2,964,320
Basic earnings per share	$0.03	$0.05	$0.11	$0.12
Diluted earnings per share	$0.03	$0.05	$0.11	$0.12

Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.

23. Subsequent Events

On July 7, 2008, the Company received $270,000 from the exercise of 90,000 of the $3.00 warrants expiring on February 22, 2011.

EXHIBIT INDEX

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

10.5
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.4)

10.6
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Strip Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.5)

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

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

10.16	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.1)

10.17	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.2)

21*	Subsidiaries of the Registrant

22
Published report regarding matters submitted to vote of security holders (Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, dated February 13, 2007, Exhibit 99.1)

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32*	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith