Form 10-K/A
period 2008-06-30
China Precision Steel, Inc.
filed 2008-10-28
CIK 1044577

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 30,347,048 shares of voting stock and non-voting common stock held by non-affiliates of the registrant as of December 31, 2007 was $185,116,993, based upon the last sale price of the registrant’s common stock on December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) of $6.10 per share, as reported by the NASDAQ Stock Market, Inc. On September 30, 2008, there were 46,562,955 shares of common stock, par value $.001 per share, issued and outstanding and no shares of preferred stock, par value $.001 per share, issued and outstanding.

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

CHINA PRECISION STEEL, INC.

FORM 10-K/A
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

TABLE OF CONTENTS
		PAGE
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	4
ITEM 11.	EXECUTIVE COMPENSATION	8
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	13
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	15
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	16

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	17
SIGNATURES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the China Precision Steel, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year June 30, 2008 (the “Annual Report”) previously filed with the Securities and Exchange Commission on September 15, 2008. This amendment is being filed solely to include the Part III Items that were to have been incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A with respect to its Annual Meeting of Shareholders. Since the Proxy Statement will not be filed by October 28, 2008, the Company is unable to incorporate such information into the Annual Report, and accordingly, is hereby amending the Annual Report to include such Part III information.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our current directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years.

Name	Age	Position with the Company	Term as Director of Company	Arrangements for Selection as Director
Wo Hing Li (1)	62	Director, Chief Executive Officer, President	December 28, 2006-present	None.
Tung Kuen Tsui	62	Director	December 28, 2006-present	None.
David Peter Wong	51	Director	December 28, 2006-present	None.
Che Kin Lui	45	Director	December 28, 2006-present	None.
Hai Sheng Chen	44	Director, Vice-President	December 28, 2006-present	None.
Leada Tak Tai Li	28	Chief Financial Officer	December 28, 2006-present	None.
Dan Carlson	41	Non-Executive Director	February 19, 2008 - present	None.

(1) Wo Hing Li is the father of Leada Tak Tai Li, the Company’s Chief Financial Officer.

Name	Position with the Company and Principal Occupations
Wo Hing Li
Mr. Wo Hing Li has been the Executive Director and President of the Company since December 28, 2006. In addition, he has been the Chairman and Executive Director of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company and wholly-owned subsidiary of CPSL, and its subsidiaries since May 2002 and the Executive Director of Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), a wholly-owned subsidiary of PSHL , since June 2004. From April 2004 until March 2006, Mr. Li served as a Non-Executive Director of China Petrotech Holdings Limited, an oil software and exploration company listed on the Singapore Stock Exchange. Since October 2001, Mr. Li has served as a director of Medical China Limited, a company listed on the GEM Board of the Hong Kong Stock Exchange. From 1997 to 2001, Mr. Li served as a director of Teda (HK) Holdings Limited. Mr. Li served in various positions within the Grand Finance Group between 1984 and 1997, serving the last seven years as the General Manager of its subsidiary, Grand International (China) Investment Holding Co., Limited. Mr. Li has a Master’s Degree in Business Administration from the Murdoch University of Australia, and a PhD in Management through a program co-organized by the University of International Business & Economics of China and the European University of Ireland.

Tung Kuen Tsui
Tung Kuen Tsui has been retired since 1998. From 1995 to 1998, Mr. Tsui served as a Senior Credit Controller for PricewaterhouseCoopers. Prior to working as the Senior Credit Controller, Mr. Tsui held a variety of positions with PricewaterhouseCoopers since 1971, including Senior Manager, Information Systems. Mr. Tsui has a Master of Business Administration from the University of Macau. Mr. Tsui graduated as an Associate Member of Chartered Institute of Secretaries and Administrators in the United Kingdom.

David Peter Wong
David Peter Wong is the Chief Financial Officer of Private Wealth Partners, LLC, an SEC-registered investment adviser based in California, and has been since November 2005. Mr. Wong served as the Corporate Controller for H&Q Asia Pacific, an Asian private equity firm from November 2002 to October 2005. Mr. Wong was the Corporate Controller of Hellman & Friedman, a private equity firm from January 2002 to September 2002. Mr. Wong is a U.K. Chartered Accountant with six years of public accounting experience with Ernst & Young in London and PriceWaterhouseCoopers in Hong Kong. Mr. Wong has a Bachelor of Arts degree in Economics and Geography from the University of Leeds in the United Kingdom.

Che Kin Lui
Che Kin Lui has been the Chief Financial Officer of Mirach Energy Limite (formerly known as China Petrotech Holdings Limited), an oil software and exploration company listed on the Singapore Stock Exchange, since April 2007. Mr. Lui served as a consultant for Synthesis Consultancy Limited from July 2002 until March 2007. From June 1999 to July 2002, Mr. Lui served as a manager for MVP (HK) Industries Limited, a company engaged in manufacturing household tools. Mr. Lui has a Master’s Degree in Business Administration from the University of Ballarat, Australia, and a diploma in Business Administration from Hong Kong Shue Yan College.

Hai Sheng Chen
Mr. Hai Sheng Chen is an Executive Director and General Manager of the Company. Mr. Chen has been the General Manager and an Executive Director of Chengtong since its formation in July 2002 as well as an Executive Director of Shanghai Tuorong Precision Strip Company, Limited since June 2001. From July 2001 to July 2002, Mr. Chen was the Managing Director of Shanghai Krupp Stainless Steel Co. Limited, a steel processing company. From August 1999 to May 2001, Mr. Chen was the Deputy General Manager of PuDong Steel Co. Limited, a subsidiary of the BaoSteel Group, a steel processing company. Mr. Chen has an Executive Master’s Degree in Business Administration from China Europe International Business School and a Bachelors Degree in Metallic Pressure Processing from the Beijing University of Science and Technologies.

Leada Tak Tai Li
Ms. Leada Tak Tai Li has been the Chief Financial Officer of the Company since December 28, 2006. From October 2005 until December 28, 2006, Ms. Li was the Chief Financial Officer of PSHL. From June 2004 until October 2005, Ms. Li was an assistant to the Chairman of STAR Pharmaceutical Limited, a company engaged in the production and sales of pharmaceuticals, assisting with group activities and financial reporting. From November 2003 until May 2004, Ms. Li was an accountant with KPMG Hong Kong, a company engaged in audit, assurances and consulting services, conducting commercial due diligence on businesses in China. From January 2002 until September 2002, Ms. Li was an investment advisor conducting research and analysis with the private equity firm Suez Asia Holdings (Hong Kong) Ltd. In 2003, Ms. Li received her Master’s Degree in Accounting and Finance from Napier University in the U.K.; she received a Bachelors Degree in Commerce from the University of Melbourne in 2001.

Dan Carlson
Mr. Carlson has served as a non-executive member of our Board of Directors since February 2008. He currently serves as a Co-manager and General Partner of Strategic Alliance Capital, a fund dedicated to Alternative Public Offerings and PIPE transactions. Prior to joining Strategic Alliance, Mr. Carlson has 18 years’ experience working in various capacities in the money management industry. From 2001 to 2002 he served as the Head of Trading at Husic Capital Management, where he assisted in managing several billion dollars of pension fund assets and assisted in the management and risk management of hedge fund products. Prior to joining Husic Capital, Mr. Carlson served from served from July 2000 through December 2001 as an Analyst and Head of Trading at Azure Capital Partners, a Venture Capital/Crossover fund investing in the technology industry. Mr. Carlson started in the asset management industry with RCM Capital Management, where he was a Senior Trader from 1995 to 2000. Mr. Carlson graduated in 1989 from Tufts University with a degree in Economics.

Committees of the Board of Directors

Meetings of the Board and Committees.

Our board of directors (the “Board”) took action 7 times during the last fiscal year, with 6 being at regular or special meetings attended by the members of the Board either personally or telephonically.  There was only 1 unanimous written consent in the year ending June 30, 2008. The Board of Directors of the Company also operates through standing Nominating and Governance, Audit, and Compensation Committees. Each current director attended, in the last fiscal year, at least 75% of the meetings of the Board, and the committee meetings of the committees of which he was a member.

The Board of Directors has determined that the members of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are “independent” as required by applicable laws and regulations, and The NASDAQ™ Stock Market LLC.

Nominations and Governance Committee.

Our Nominations and Governance Committee is comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong. Each member of the Nominations and Governance Committee is independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ™ Stock Market, Inc., or the NASDAQ™ Marketplace Rules, and Securities Exchange Act Rule 10A-3. The committee is required to maintain two or three members. On June 22, 2007, the Board of Directors adopted and approved a charter for the Nominations and Governance Committee, which is available via our website at http://www.chinaprecisionsteelinc.com. Our Nominations and Governance Committee took action twice during the last fiscal year, at a regular meeting attended by all of the members of the committee either personally or telephonically. The meetings were held to review the size and structure of the Board and review progress of the internal control audit.

The Nominations and Governance Committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our board of directors for nomination or election. Each of the director nominees included in this Annual Report is recommended by the Nominations and Governance Committee. In addition, it is the responsibility of the committee to make recommendations to the Board regarding the size and composition of the board of directors or any committee thereof, identify individuals believed to be qualified to become Board members or fill vacancies on committees of the Board, consistent with criteria approved by the Board, and to select, or recommend to the Board, the nominees to stand for election as directors at the annual meeting of stockholders, monitor our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, and such other matters that are specifically delegated to the committee by our board of directors from time to time or which are otherwise included in the committee’s charter.

The Board has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills relevant to our business. The Nominations and Governance Committee selects candidates for director based on their character, judgment, diversity of experience relevant to our business, business acumen, and ability to act on behalf of all stockholders. Each director nominee is selected by the nominating and corporate governance committee based on his/her experience in management or accounting and finance, or industry and technology knowledge, personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his/her duties as a director.

Any stockholder who desires to recommend a nominee for director must submit a letter, addressed to the Corporate Secretary, China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China, which is clearly identified as a “Director Nominee Recommendation.” All recommendation letters must identify the author as a stockholder and provide a brief summary of the candidate’s qualifications, as well as contact information for both the candidate and the stockholder, to enable the committee to contact the nominee for additional information to evaluate the person’s qualifications. Any such nominee will be required to meet the criteria established by the committee and may be interviewed by at least one member of the committee. If the nominee is found to be eligible during the initial interview, the nominee will then be invited to meet with the full committee or the Board for further evaluation. The committee will consider all proposed nominees whose names are submitted in accordance with the above-stated requirements. We have never received a stockholder nominee for director, but if we do, we would evaluate him or her based on the same standards used for other candidates.

Audit Committee.

We have a standing audit committee comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong, all of whom are independent within the meaning of the NASDAQ™ Marketplace Rules and the SEC rules. Each Audit Committee member meets the NASDAQ™’s financial literacy requirements. The Board has named Mr. David Peter Wong, who meets the NASDAQ™’s professional experience requirements, as its audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Mr. Wong’s professional experience is detailed above. On June 22, 2007, the Board of Directors adopted and approved a charter for the Audit Committee, which is available via our website at http://www.chinaprecisionsteelinc.com. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company. The primary function of the Audit Committee is to oversee the Board by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements, and our audit and financial reporting process, including internal control over financial reporting. In addition, our audit committee is responsible for maintaining free and open lines of communication among the committee, the independent auditors and management. Our audit committee consults with our management and independent auditors before the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The committee is also responsible for considering, appointing, and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits.

All members of the audit committee met by telephone or in person at the end of each fiscal quarter during the fiscal year ended June 30, 2008.

Compensation Committee.

We have a standing compensation committee comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong. Each member of the compensation committee is independent within the meaning of the listing standards of The NASDAQ™ Stock Market LLC and SEC rules. On June 22, 2007, the Board of Directors adopted and approved a charter for the Compensation Committee, which is available via our website at http://www.chinaprecisionsteelinc.com. The compensation committee is responsible for: (a) reviewing the Company’s compensation programs to determine that they effectively and appropriately motivate performance that is consistent with the Company’s business goals and tie executives’ financial interests to those of the stockholders; (b) assure that the Chief Executive Officer’s annual objectives are consistent with the Company’s business goals, are explicit, and that performance against these objectives is reviewed annually; (c) define, oversee and ensure that the Company develops and maintains a program of management succession planning, particularly with respect to the position of Chief Executive Officer; and (d) such other matters as are specifically delegated to the compensation committee by our board of directors from time to time or which are otherwise included in the committee’s charter. According to the charter of the Compensation Committee, the Chief Executive Officer shall be an advisor to the committee and may be delegated such responsibilities as the committee deems appropriate. In addition, the committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee. The committee also has the authority to select, retain, terminate, and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of the Board or management. With respect to consultants or search firms used to identify director candidates, this authority is vested solely in the committee.

Our compensation committee took action twice during the last fiscal year, at a regular meeting attended by all of the members of the committee either personally or telephonically.

Stockholder Communication with the Board of Directors.

Stockholders may communicate with the Board, including non-management directors, by sending a letter to our board of directors, c/o Corporate Secretary, China Precision Steel, Inc., 8th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors. Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Independence of Directors.

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable NASDAQ™ listing standards relating to Board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are: Mr. Tsui, Mr. Wong and Mr. Lui. Our Chairman, Mr. Li, is the father of Ms. Leada Tak Tai Li, the Company’s Chief Financial Officer.

Company Code of Conduct and Ethics.

The Board has adopted a Code of Conduct and Ethics that applies to the Company’s directors, officers and employees. A copy of this policy is available via our website at http://www.chinaprecisionsteelinc.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The compensation of the Company’s executive officers is determined by the Compensation Committee of the Board (referred to in this section entitled “Compensation Discussion and Analysis” as the “Committee”). The Committee has three members, each of whom is independent of management. None of the members of the Committee has any insider or interlocking relationship with the Company, and each of them is a non-employee director, as these terms are defined in applicable rules and regulations of the SEC.

The Board seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The Committee is responsible for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally, the types of compensation and benefits provided to named executive officers are similar to those provided to our other officers. The Committee annually reviews the performance of each named executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2008, and who are included in the Summary Compensation Table are referred to as the “Named Executive Officers.”

Compensation Philosophy

The Company’s executive compensation philosophy is to provide compensation necessary to attract and retain the talent needed to ensure the Company’s success and the achievement of long-range strategic goals and growth in total stockholder value. Because the Named Executive Officers already own a considerable number of shares of the Company’s Common Stock, the Committee has determined that equity compensation is not necessary at this time. The core element of executive compensation is competitive base salary.

The Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of our annual and long-term strategic goals. The Committee evaluates both performance and compensation to maintain our ability to attract and retain excellent employees in key positions and to assure that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of comparable companies.

Because of our size, the small number of our executive officers, and our financial priorities, the Committee has decided not to implement or offer any awards under its 2006 Omnibus Long Term Incentive Plan, which provides for issuances of options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards, or to offer any retirement plans, pension benefits, or other similar plans for our executive officers. Furthermore, given the proportion of the Company’s issued and outstanding shares beneficially held by certain Named Executive Officers, and therefore the preexisting alignment of such executive officers’ interests with the longer-term interests of the Company’s stockholders, the Committee has decided not to currently grant stock options to the Named Executive Officers. Accordingly, the components of the executive compensation in fiscal year 2008 consist solely of a base salary and cash bonus.

The Committee also takes our financial and working capital condition into account in its compensation decisions. Accordingly, from time to time we may defer payment of cash compensation, although this did not occur in fiscal 2008.  The Committee may reassess the proper weighting of equity and cash compensation in light of our improved working capital situation.

Setting Executive Compensation

Based on the foregoing objectives, the Committee has structured our annual cash and non-cash executive compensation to motivate executives to achieve our business goals, to reward the executives for achieving such goals, and to retain the executives. In doing so, the Committee historically has not employed outside compensation consultants. The Committee set compensation for our executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between cash and non-cash incentive compensation.

Base Salary

Base salary levels for executive officers are determined not only on the basis of the Committee’s assessment of individual performance, but also on the total compensation, including salaries, paid by companies engaged in similar businesses, to persons 0holding equivalent positions. The Compensation Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills, responsibilities and anticipated workload.

The Compensation Committee also considers demonstrated loyalty and commitment and the competitive salaries offered by similar companies to attract and retain executives. Merit increases for executives are to be subject to the same budgetary guidelines as apply to any other employees.

Annual Incentive Compensation

Bonuses

We may pay bonuses to provide incentives to executives and to reward executives based on our overall performance, as well as on the performance of each executive officer’s area of responsibility or operating group. Measures of performance are both financial and strategic. Financial elements are based on achieving quarterly and annual EBITDA targets and strategic elements include, but are not limited to technological or quality improvements, improvements in operations and contributions to business success. The goals are also structured to provide the kinds of objectivity and checks and balances required to ensure compliance with SEC regulations and the Sarbanes-Oxley Act.

Equity Awards

Executives are eligible for equity awards in the form of stock options, restricted stock units, unrestricted stock units and stock appreciation rights under the Company’s 2006 Omnibus Long Term Incentive Plan. Awards are made at the discretion of the Compensation Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to stockholder value over time. In addition, in determining the number of stock options, restricted stock units, unrestricted stock units or stock appreciation rights to grant to each executive, the Compensation Committee reviews the unvested options and units of each executive to determine the future benefits potentially available to the executive. The number of options or units granted will depend in part on the total number of unvested options and units deemed necessary to provide an incentive to that individual to make a long term commitment to remain with the Company. By giving executives an equity interest in the Company, the value of which depends upon stock performance, the policies seek to further align management and stockholder interests. However, in the year ended June 30, 2008, the Committee found it was not necessary at the time to grant options or units to its executives to provide an incentive for long term commitment to the Company because the Named Executive Officers held a number of shares of the Company’s Common Stock sufficient to align their respective interests and commitments with those of the Company’s Stockholders.

Tax and Accounting Implications

As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that corporations may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid to our executive officers generally is fully deductible for federal income tax purposes. The Committee takes into consideration the tax consequences of compensation to the Named Executive Officers, but tax considerations are not a significant part of our compensation policy.

Employment and Severance Agreements

We do not currently have any written employment or severance agreements (including any that might pertain to a Change in Control of the Company) with any of the Named Executive Officers.
Summary Compensation Table

The following table sets forth certain summary information concerning compensation during the year ended June 30, 2008 paid by us to Wo Hing Li, our Principal Executive Officer, and Leada Tak Tai Li, our Principal Financial Officer. No executive officer other than Mr. Li, who was serving as an executive officer on June 30, 2008, had an individual aggregate salary and bonus in excess of $100,000 for the year ended June 30, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Wo Hing Li,	2007	140,000	0	0	0	140,000
President & Chief Executive Officer	2008	140,000	35,000	0	0	175,000

Leada Tak Tai Li,	2007	60,000	0	0	0	60,000
Chief Financial Officer	2008	60,000	15,000	0	0	75,000

(1)	The valuation of stock based compensation is based in accordance with Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment”.

Narrative disclosure to summary compensation table

Each of the Company’s Named Executive Officers has entered into an executive employment agreement with the Company pursuant to which they receive annual compensation as well as discretionary bonuses as may be determined by the Compensation Committee.

Plan-Based Awards

No plan-based awards were granted to any of the Named Executive Officers during the year ended June 30, 2008.

Outstanding Equity Awards at June 30, 2008

No unexercised options or warrants were held by any of the Named Executive Officers at year end. No equity awards were made during the year ended June 30, 2008.

Option Exercises and Stock Vested

No options to purchase capital stock of the Company were exercised by any of the Named Executive Officers, nor was any restricted stock held by such executive officers vested during the year ended June 30, 2008.

Pension Benefits

No Named Executive Officers received or held pension benefits during the year ended June 30, 2008.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any Named Executive Officer during the year ended June 30, 2008.

Payment Upon Termination or Change-in-Control

During the fiscal year ended June 30, 2008, there were no outstanding agreements or contracts that provided for payments to any of the Named Executive Officers upon termination of such officer’s employment or a change in control of the Company. Terms provided in the 2006 Omnibus Long Term Incentive Plan for termination of employment and change in control of the company for the Named Executive Officers are the same as apply to any other employees.

Value Realized from Stock Options and Stock Appreciation Awards

No options or stock appreciation rights were exercised by any of the Named Executive Officers during the year ended June 30, 2008.

Subsidiary Option Grants to Directors and Named Executive Officers

No options to purchase the common stock of any of the Company’s subsidiaries were granted to any of the Directors or Named Executive Officers of the Company during the year ended June 30, 2008.

Director Compensation

For the year ended June 30, 2008, the Company has paid fees in the total amount of $106,948 for our three independent directors and one non-executive director for service on our board of directors and service to the Company for the year ended June 30, 2008. The Company has also accrued total bonus of $26,813 to these directors for the year ended June 30, 2008, which has been paid out during the first quarter of Fiscal 2009.

Compensation Committee Report

The Compensation Committee of the Company, at the direction of the Board has prepared the following report for inclusion in this Annual Report. The Compensation Committee is comprised of Messrs. Tsui, Lui and Wong, three non-employee directors who are “disinterested persons” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and who are “independent” as required by applicable laws and regulations, and the NASDAQ™ Marketplace Rules. The Compensation Committee has the responsibility for all compensation matters concerning the Company’s executive officers. The Compensation Committee is also responsible for oversight of our compensation plans and benefit programs and equity based awards to our non-executive employees and consultants. The Compensation Committee acts pursuant to a written charter, which is available at our website at http://www.chinaprecisionsteelinc.com. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Company’s Annual Report on Form 10-K.

Respectfully submitted,

/s/ The Compensation Committee
Che Kin Lui, Chairman
David Peter Wong
Tung Kuen Tsui

The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings, except to the extent that the Company specifically incorporates it by reference into such filing.

Compensation Committee Interlocks and Insider Participation

During the year ended June 30, 2008, Messrs. Tsui, Lui and Wong fulfilled all functions of the Compensation Committee with regard to determining compensation of executive officers of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of June 30th, 2008 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheungwan, Hong Kong, People’s Republic of China.

Name and Address of Beneficial Owner	Office, if Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Officers and Directors
Wo Hing Li	CEO, President, and Chairman	Common Stock $0.01 par value	15,349,240	33.4%

Leada Tak Tai Li	Chief Financial Officer	Common Stock $0.01 par value	200,000	0.4%

Hai Sheng Chen	Director	Common Stock $0.01 par value	0	*

Che Kin Lui	Director	Common Stock $0.01 par value	0	*

Tung Kuen Tsui	Director	Common Stock $0.01 par value	0	*

David Peter Wong	Director	Common Stock $0.01 par value	0	*

All officers and directors as a group (6 persons named above)		Common Stock $0.01 par value	15,549,240	33.8%

5% Securities Holder
Wo Hing Li	CEO, President, and Chairman	Common Stock $0.01 par value	15,349,240	33.4%

Hudson Bay Overseas Fund, Ltd. (3) 120 Broadway, 40th Floor New York, New York 10271 Attention: Yoav Roth May Lee		Common Stock $0.01 par value	2,711,110	5.8%

Sander Gerber (4) c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock $0.01 par value	3,851,110	8.2%

Yoav Roth (4) c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock $0.01 par value	3,851,110	8.2%

Charles Winkler (4) c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock $0.01 par value	3,851,110	8.2%

Total shares held by all affiliates		Common Stock $0.01 par value	15,549,240	33.8%

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock, as known to management.

(2)
As of June 30, 2008, a total of 46,472,955 shares of our Common Stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Sander Gerber, Yoav Roth and Charles Winkler share voting and investment power over, but disclaim beneficial ownership over the 2,711,110 shares of our Common Stock held by Hudson Bay Overseas Fund, Ltd.

(4)	Sander Gerber, Yoav Roth and Charles Winkler also share voting and investment power over, but disclaim beneficial ownership over 1,140,000 shares of our Common Stock held by the Hudson Bay Fund, LP.

Change in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Common Stock of the Company to file with the SEC and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of the copies of such forms received by the Company, we believe that with respect to the year ended June 30, 2008, the Company’s directors, officers and more than ten-percent stockholders timely filed all such required forms.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Related Person Transactions.

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company’s Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the Company’s proxy statement. In addition, the disinterested members of the Board or Audit Committee review and approve or ratify any related person transaction that is required to be disclosed. Though the Audit Committee and Board do not follow a written policy or procedure in reviewing related party transactions, in the course of their review and approval or ratification of a disclosable related party transaction, as disclosed in the respective minutes of the meetings of such entities, consider:

•	the nature of the related person’s interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	the importance of the transaction to the company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and
•	any other matters deemed appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

On May 20, 2008, Wo Hing Li, our Chairman, CEO and majority shareholder, entered into an Amended and Restated Stock Purchase Agreement, or Purchase Agreement, dated as of May 20, 2008, with certain purchasers party to such agreement, whereby Mr. Li agreed to sell to the purchasers, 3,524,810 shares of our common stock owned by him, at $3.75 per share, and 1,000,000 shares of our common stock owned by him, at $6.70 per share. In connection with the Purchase Agreement, Mr. Li and certain of the purchasers also entered into an Amended and Restated Registration Rights Agreement, or Registration Rights Agreement, dated as of May 20, 2008, pursuant to which Mr. Li agreed to cause the Company, in his capacity as a shareholder, to register the shares issued to the purchasers within a pre-defined period. For additional information regarding this private sale transaction and the related transaction agreements, please see our current report on Form 8-K filed on May 21, 2008 and the exhibits attached thereto. The Company’s disinterested directors approved this transaction on February 13, 2008 .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following are the fees billed to us by our former auditors, Murrell, Hall, McIntosh & Co., Certified Public Accountants, or MHM, for services rendered to us during 2007 and 2008, and by Moore Stephens, Certified Public Accounts, for services rendered to us during 2008:

	2008	2007
Audit Fees	115,159	69,213.89
Audit Related Fees	15,855	7,993.00
Tax Fees	7,500	-
All Other Fees	55,000	-
Total	193,514	77,206.89

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by MHM and Moore Stephens, respectively, in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by MHM and Moore Stephens, respectively, and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by MHM and Moore Stephens, respectively, in connection with our private and public offerings conducted during such periods.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

Report of the Audit Committee

The Audit Committee, at the direction of the Board, has prepared the following report for inclusion in this Annual Report. The Audit Committee is comprised of Messrs. Wong, Lui and Tsui, three non-employee directors who meet the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of the NASDAQ™ Marketplace Rules. Each Audit Committee member meets the NASDAQ™’s financial literacy requirements. The Board has named Mr. David Peter Wong, who meets the NASDAQ™’s professional experience requirements, as its audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The Audit Committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ™, which is available via our website at http://www.chinaprecisionsteelinc.com.

The Audit Committee reviewed and discussed the Company’s audited consolidated financial statements for the fiscal year ended June 30, 2008 with management and with Moore Stephens, the independent registered public accounting firm retained by the Company to audit its financial statements. The Audit Committee received and reviewed management’s representation and the opinion of the independent registered public accounting firm that the Company’s audited financial statements were prepared in accordance with United States generally accepted accounting principles. The Audit Committee also discussed with the independent registered public accounting firm during the 2008 fiscal year the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, and other standards of the Public Company Accounting Oversight Board, rules of the SEC and other applicable regulations.

The Audit Committee received from Moore Stephens the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with Moore Stephens the independence of their firm.

Based upon the review and discussions referenced above, the Audit Committee recommended to the Company’s Board of Directors, and the Board of Directors approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for filing with the SEC.

Respectfully submitted,

/s/ The Audit Committee
David Peter Wong, Chairman
Che Kin Lui
Tung Kuen Tsui

The Audit Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings, except to the extent that the Company specifically incorporates it by reference into such filing.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

10.16	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.1)

10.17	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.2)

10.18*	Executive Employment Agreement, dated January 1, 2007, between the Company and Hai Sheng Chen

10.19*	Executive Employment Agreement, dated January 1, 2007, between the Company and Leada Tak Tai Li

10.20*	Executive Employment Agreement, dated January 1, 2007, between the Company and Wo Hing Li

21	Subsidiaries of the Registrant (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 15, 2008, Exhibit 21)

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

CHINA PRECISION STEEL, INC.

By:	/s/ Wo Hing Li
Name: Wo Hing Li
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Name: Leada Tak Tai Li
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:   October 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	October 28, 2008
Wo Hing Li
Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	October 28, 2008
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	October 28, 2008
Hai Sheng Chen

/s/ Che Kin Lui	Director	October 28, 2008
Che Kin Lui

/s/ David Peter Wong	Director	October 28, 2008
David Peter Wong

/s/ Tung Kuen Tsui	Director	October 28, 2008
Tung Kuen Tsui

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, dated March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006, dated February 13, 2007, Exhibit 3.1)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.1)

10.2	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.2)

10.3	2006 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.3)

10.4	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to the Company’s Definitive Proxy Statement, dated November 27, 2006, Annex 3)

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

10.15	Form of Limited Standstill Agreement (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 10.2)

10.16	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.1)

10.17	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to the Company’s Form 8-K filed on November 1, 2007, Exhibit 10.2)

10.18*	Executive Employment Agreement, dated January 1, 2007, between the Company and Hai Sheng Chen

10.19*	Executive Employment Agreement, dated January 1, 2007, between the Company and Leada Tak Tai Li

10.20*	Executive Employment Agreement, dated January 1, 2007, between the Company and Wo Hing Li

21	Subsidiaries of the Registrant (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, filed on September 15, 2008, Exhibit 21)

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