Form 10-Q
period 2008-09-30
China Precision Steel, Inc.
filed 2008-11-10
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18th Floor, Teda Building
87 Wing Lok Street,  Sheungwan, Hong Kong,
People’s Republic of China
(Address of principal executive offices, Zip Code)

+1-852-2543-2290
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                  Accelerated Filer ☒
Non-Accelerated Filer  ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 1. Financial Statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		September 30,	June 30,
	Notes	2008	2008

Assets

Current assets
Cash and equivalents		$10,327,075	$18,568,842
Accounts receivable
Trade, net of allowances of $1,034,354 and $1,033,479 at September 30 and June 30, 2008, respectively		36,535,870	33,783,074
Bills receivables		7,260,878	4,309,703
Other		575,519	571,746
Inventories	5	18,154,946	17,815,087
Prepaid expenses		—	58,105
Advances to suppliers, net of allowance of $2,524,973 and $2,522,837 at September 30 and June 30, 2008, respectively		31,082,560	33,027,365

Total current assets		103,936,848	108,133,922

Property and equipment
Property and equipment, net	6	39,214,849	39,199,305
Construction-in-progress	7	22,930,167	16,476,454

		62,145,016	55,675,759

Intangible assets, net		1,626,393	1,625,690

Goodwill		99,999	99,999

Total assets		$167,808,256	$165,535,370

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$12,873,381	$12,047,981
Advances from customers	8	3,710,279	6,996,996
Other taxes payables		5,561,006	3,976,239
Current income taxes payable		4,746,404	4,742,387
Notes payable	9	17,392,980	17,465,799

Total current liabilities		44,284,050	45,229,402

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30, and June 30, 2008	11
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,472,955 issued and outstanding September 30, and June 30, 2008	11	46,563	46,473
Additional paid-in capital	11	75,642,383	75,372,488
Accumulated other comprehensive income		9,368,177	9,295,658
Retained earnings		38,467,083	35,591,349

Total stockholders' equity		123,524,206	120,305,968

Total liabilities and stockholders' equity		$167,808,256	$165,535,370

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Notes	2008	2007

Revenues
Sales revenues		$25,350,419	$27,187,235
Cost of goods sold		21,397,761	20,245,135

Gross profit		3,952,658	6,942,100

Operating expenses
Selling expenses		211,298	100,705
Administrative expenses		462,100	486,376
Provision for bad debts		—	625,998
Depreciation and amortization expense		26,203	13,632

Total operating expenses		699,601	1,226,711

Income from continuing operations		3,253,057	5,715,389

Other income (expense)
Other revenues		120,703	9,155
Other expenses		—	—
Interest and finance costs		(327,405)	(442,141)

Total other income (expense)		(206,702)	(432,986)

Income from continuing operations before income tax		3,046,355	5,282,403

Provision for (benefit from) income tax	10
Current		170,621	505,725
Deferred		—	(1,064,028)

Total income tax expense		170,621	(558,303)

Net income		$2,875,734	$5,840,706

Basic earnings per share	12	$0.06	$0.16

Basic weighted average shares outstanding		46,556,107	37,378,143

Diluted earnings per share	12	$0.06	$0.15

Diluted weighted average shares outstanding		46,692,711	38,397,325

The Components of comprehensive income:
Net income		$2,875,734	$5,840,706
Foreign currency translation adjustment		72,519	905,537

Comprehensive income		$2,948,253	$6,746,243

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Year Ended June 30, 2008 and the Three Months Ended September 30, 2008

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2007	37,378,143	$37,378	$31,867,063	$2,192,160	$17,008,238	$51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	—	—	44,505,750
Syndication fees	—	—	(130,468)	—	—	(130,468)
Make good shares	2,000,000	2,000	(2,000)	—	—	—
Exercise of warrants	765,872	766	1,729,235	—	—	1,730,001
Cancellation of stock	(771,060)	(771)	(2,589,992)	—	—	(2,590,763)
Foreign currency translation Adjustment	—	—	—	7,103,498	—	7,103,498
Net income	—	—	—	—	18,583,111	18,583,111

Balance at June 30, 2008	46,472,955	46,473	75,372,488	9,295,658	35,591,349	120,305,968

Exercise of warrants	90,000	90	269,895	—	—	269,985
Foreign currency translation Adjustment	—	—	—	72,519	—	72,519
Net income	—	—	—	—	2,875,734	2,875,734

Balance at September 30, 2008 (unaudited)	46,562,955	$46,563	$75,642,383	$9,368,177	$38,467,083	$123,524,206

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net Income	$2,875,734	$5,840,706
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	843,290	493,613
Allowance for bad and doubtful debts	—	625,998
Net changes in assets and liabilities:
Accounts receivable, net	(5,622,477)	(23,095,388)
Inventories	(325,089)	8,039,005
Deposits	—	82,758
Prepayments	—	(14,702)
Advances to suppliers	1,974,708	284,972
Accounts payable and accrued expenses	885,734	(1,362,139)
Advances from customers	(3,295,867)	6,549,629
Other taxes payable	1,582,948	1,230,830
Current income taxes	—	1,013,596
Deferred income taxes	—	(1,064,028)

Net cash (used in) provided by operating activities	(1,081,019)	(1,375,150)

Cash flows from investing activities
Purchases of property, plant and equipment including construction in progress	(7,263,898)	(1,016,793)

Net cash (used in) investing activities	(7,263,898)	(1,016,793)

Cash flows from financing activities
Exercise of common stock warrants	269,985	—
Advances from/(to) directors, net	—	3,047,524
Notes payable proceeds	—	16,490,833
Repayments of notes payable	(87,611)	(17,084,041)

Net cash provided by financing activities	182,374	2,454,316

Effect of exchange rate	(79,224)	482,557

Net increase (decrease) in cash	(8,241,767)	544,930

Cash and cash equivalents, beginning of period	18,568,842	5,504,862

Cash and cash equivalents, end of period	$10,327,075	$6,049,792

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of September 30, 2008 and 2007. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

Chengtong was registered on July 2, 2002 in Shanghai, in the People’s Republic of China (“PRC”), with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000 and on December 11, 2007, the authorized registered capital was further increased to $42,440,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL were approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

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

2.     Basis of Preparation of Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and related notes. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto for the year ended June 30, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheets of China Precision Steel, Inc. and subsidiaries as of September 30, 2008 and the results of their operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009.

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At September 30, 2008 and June 30, 2008, the Company had $1,034,354 and $1,033,479 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,524,973 and $2,522,837 at September 30, 2008 and June 30, 2008, respectively.

Intangible assets - The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $35,000 is to be recorded each year starting from the current financial year ending June 30, 2009 for the remaining lease period.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

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

Property, plant and equipment are evaluated annually for any impairment in value. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. There were no property and equipment impairments recognized during the three months ended September 30, 2008 and 2007.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2008 and 2007, the Company capitalized no interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal year 2008.

BVI

PSHL and Blessford International were incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

PRC

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. The Company does not accrue taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

Enterprise income tax

On March 16, 2007, the National People’s Congress of China passed The Enterprise Income Tax Law (the “New EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified enterprise income tax (“EIT”) of 25% on all domestic-invested enterprises and foreign invested entities (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong is currently enjoying a 50% reduction in the 25% statutory rates that will expire on December 31, 2008, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs - According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong and Shanghai Blessford contribute the balance contribution of 15.5%% to 21.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the three months ended September 30, 2008 and 2007, the Company’s pension cost charged to the statements of operations under the plan amounted to $97,399 and $60,599, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30, 2008 and June 30, 2008 because of the relatively short-term maturity of these instruments.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157. The adoption of SFAS No. 157 did not impact our consolidated financial statements in any material respect.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS No. 159 did not impact our consolidated financial statements in any material respect.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

4.  Concentrations of Business and Credit Risk

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $36,535,870 and $33,783,074 as of September 30, 2008 and June 30, 2008, respectively.

The Company’s list of customers whose purchases exceeded 10% of total sales during the three months ended September 30, 2008 and 2007 is as follows:

Customers	2008	% to sales	2007	% to sales
Shanghai Ruixuefeng Metals Co., Limited	—	—	8,648,752	32
Shanghai Changshuo Stainless Steel Co., Ltd.	3,414,685	13	—	—
Shanghai Bayou Industrial Co. Ltd.	2,961,211	12	—	—
Shanghai Shengdejia Metal Co. Ltd.	—	—	3,288,926	12

The Company’s list of suppliers whose sales exceeded 10% of total consumption during the three months ended September 30, 2008 and 2007 is as follows:

Suppliers	2008		% to consumption		2007	% to consumption
BaoSteel Steel Products Trading Co. Ltd.	7,571,158		40		1,257,169	7
Shanghai Pinyun Steel Co., Ltd	3,630,582		19		3,262,936	18
Hangzhou Relian Company Limited	—	*	—	*	2,291,248	12

5.    Inventories

As of September 30, 2008 and June 30, 2008 inventories consisted of the following:

At cost:-	September 30, 2008	June 30, 2008
Raw materials	$8,091,779	$8,376,173
Work in progress	1,332,217	3,247,093
Finished goods	6,428,527	3,918,801
Consumable items	2,302,423	2,273,020
	$18,154,946	$17,815,087

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2008	June 30, 2008
Plant and machinery	$23,399,238	$22,725,528
Buildings	21,716,056	21,685,208
Motor vehicles	525,406	379,885
Office equipment	197,309	185,161
	45,838,009	44,975,782
Less: Accumulated depreciation	(6,623,160)	(5,776,477)
	$39,214,849	$39,199,305

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2008 and 2007, depreciation totaling $824,032 and $477,980, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $18,950,135 (June 30, 2008: $18,972,430) and land use right amounting to $553,873 (June 30, 2008: $553,404) were pledged for notes payable totaling $17,392,980.

7.  Construction-In-Progress

As of September 30, 2008 and June 30, 2008, construction-in-progress consisted of the following:

	September 30, 2008	June 30, 2008
Construction costs	$22,930,167	$16,476,454

Construction-in-progress represents construction and installations of the new plant and machinery and administration and factory buildings.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue. As of September 30, 2008 and June 30, 2008, there were advances from customers of $3,710,279 and $6,996,996, respectively.

9.  Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2008	June 30, 2008
Bank loan dated August 1, 2008, due in one year with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (6.9% at September 30, 2008) (Note 6)	5,300,000	5,300,000

Bank loan dated August 1, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (8.59% at September 30, 2008) (Note 6)	2,893,885	2,886,952

Bank loan dated July 26, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (8.59% at September 30, 2008) (Note 6)	9,199,095	9,278,847

	$17,392,980	$17,465,799

The weighted average interest rate on short-term loans at September 30, 2008 and June 30, 2008 was 8.08% and 7.72%, respectively.

10.  Income Taxes

For enterprise income tax reporting purposes, the Company reports income and expenses on an accrual basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2008	2007
Tax savings	$645,170	$676,656

Benefit per share
Basic	$0.01	$0.06
Diluted	$0.01	$0.05

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2008 and June 30, 2008 are as follows:

Deferred tax assets and liabilities:	September 30, 2008	June 30, 2008

Book depreciation in excess of tax depreciation	$199,043	$169,962

Temporary differences resulting from provision for bad debts	—	573,324

Net deferred income tax asset	$199,043	$743,286
Valuation allowance	(199,043)	(743,286)
	$—	$—

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended September 30,
	2008	2007
Computed tax at the federal statutory rate of 34%	$1,035,761	$1,796,017
Less adjustment to EIT statutory rate of 25% in 2008 and 27% in 2007	(290,468)	(369,768)
Tax effect of US losses not deductible in PRC	54,616	86,493
Income not subject to tax	—	(330,361)
Expenses not deductible for tax	6,945	—
Understated taxation for FY2009	8,937	—
Deferred taxes	—	(1,064,028)
Benefit of tax holiday	(645,170)	(676,656)

Income tax expense per books	$170,621	$(558,303)

Income tax expense (benefit) consists of:

	Three months ended September 30,
	2008	2007
Income tax expense for the year PRC	$170,621	$505,725

Deferred income tax expense (benefit) – PRC	—	(1,064,028)

Income tax expense per books	$170,621	$(558,303)

11.  Equity

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2008	Granted	Expired or Exercised	Outstanding June 30, 2008	Expiration Date
$3.00	448,392	-0-	(90,000)	358,392	February 22, 2011
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$8.45	1,420,000	-0-	-0-	1,420,000	November 6, 2010
$7.38	225,600	-0-	-0-	225,600	November 6, 2010

Pursuant to Section 5.1 of the Stock Purchase Agreement, the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ended June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for that fiscal year. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors. Such issuance was effected on October 15, 2007. No additional consideration was received by the Company in connection with this issuance of shares of Common Stock.

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

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and were recorded to additional paid-in capital. The intended usage of the net proceeds was for repayment of certain bank debt, capital expenditure, and general corporate purposes. During the year ended June 30, 2008, long-term bank loans of $13,042,159 were paid off, and a progress payment of $7,016,729 was made in relation to the third cold rolling mill. During the three months ended September 30, 2008, we invested an additional $7,709,434 in construction in progress and property, production plants and equipment in relation to the third cold rolling mill and expansion of the Shanghai Blessford production facilities.

On the Closing Date, pursuant to a Placement Agency Agreement entered into between the Company and Roth Capital Partners LLC on October 31, 2007, Roth Capital received an amount in cash equal to 7.0% of the gross proceeds of the Offering and warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock valued at $887,504, and this amount was recorded as syndication fees offsetting additional paid-in capital. Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and were not exercisable prior to May 6, 2008. Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue.

12.  Earnings Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations.

For the three months ended September 30, 2008, dilutive shares include outstanding warrants to purchase 358,392 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. Warrants to purchase 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the three months ended September 30, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2008:
Net income	$2,875,734
Basic EPS income available to common shareholders	$2,875,734	46,556,107	$0.06
Effect of dilutive securities:
Warrants		136,604
Diluted EPS income available to common shareholders	$2,875,734	46,692,711	$0.06
For the three months ended September 30, 2007:
Net income	$5,840,706
Basic EPS income available to common shareholders	$5,840,706	37,378,143	$0.16
Effect of dilutive securities:
Warrants		1,019,182
Diluted EPS income available to common shareholders	$5,840,706	38,397,325	$0.15

13.  Commitments

As of September 30, 2008, the Company had $5,481,492 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Shanghai Blessford’s production facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended June 30, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Group,” the “Company,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company; (iii) “Blessford International” are to PSHL’s subsidiary Blessford International Limited, a BVI company; (iv) “Shanghai Blessford” are to Blessford International’s subsidiary Shanghai Blessford Alloy Company Limited, a PRC company; (v) “Chengtong” are to PSHL’s subsidiary Shanghai Chengtong Precision Strip Co., Limited, a PRC company; (vi) “Tuorong” are to PSHL’s subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company; (vii) “Securities Act” are to the Securities Act of 1933, as amended; (viii) “Exchange Act” means the Securities Exchange Act of 1934, as amended; (ix) “RMB” are to Renminbi, the legal currency of China; (x) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “BVI” are to the British Virgin Islands; and (xii) “China” and “PRC” are to the People’s Republic of China.

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

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford, which are wholly owned subsidiaries of our direct subsidiary, PSHL. Most of our sales are made domestically in China; however, we began exporting during fiscal 2007 and our overseas market currently covers Indonesia, Thailand, the Philippines, Nigeria and Ethiopia. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased or Tuorong through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased Blessford International for nominal consideration. Blessford International does not conduct any business, but it owns a single subsidiary, Shanghai Blessford, that is a wholly-foreign owned enterprise chartered in China. We intend to hold Blessford International as a shell subsidiary.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

	Three Months Ended September 30,		Variance
	2008	2007	$	%
SALES REVENUE	$25,350,419	$27,187,235	(1,836,816)	(7)
Cost of Sales	21,397,761	20,245,135	1,152,626	6
GROSS PROFIT	3,952,658	6,942,100	(2,989,442)	(43)
Administrative expenses	462,100	486,376	(24,276)	(5)
Selling expenses	211,298	100,705	110,593	110
INCOME FROM	3,253,057	5,715,389	(2,462,332)	(43)
Other income (expense)	(206,702)	(432,986)	226,284	52
Income tax expense	170,621	(558,303)	728,924	*
NET INCOME	2,875,734	5,840,706	(2,964,972)	(51)
Basic earnings per share	$0.06	$0.16	(0.10)	(61)
Diluted earnings per share	$0.06	$0.15	(0.09)	(59)

*	Not meaningful

Income from continuing operations before tax decreased by $2,236,048, or 42%, period-on-period to $3,046,355 for the three months ended September 30, 2008, from $5,282,403 for the three months ended September 30, 2007 and gross profit decreased by $2,989,442, or 43%, period-on-period.

Net income decreased by $2,964,972, or 51%, period-on-period to $2,875,734 for the three months ended September 30, 2008, from $5,840,706 for the three months ended September 30, 2007.

For the period ended September 30, 2007, there was a one-time write back of impairment for consumable items in the amount of $1,644,123, and a one-time write back of deferred income tax in the amount of $1,064,028, which increased net income for the three months ended September 30, 2007 from $3,132,555 to $5,840,706. Excluding these one-time write backs, there was a slight decrease in net income by $256,821, or 8%, period-on-period to $2,875,734 for the three months ended September 30, 2008 from $3,132,555 for the three months ended September 30, 2007.

Gross Profit. Gross profits in absolute terms decreased by $2,989,442, or 43%, period-on-period to $3,952,658 for the three months ended September 30, 2008, from $6,942,100 for the three months ended September 30, 2007, while gross profit margin decreased to 15.6% for the three months ended September 30, 2008, from 25.5% for the three months ended September 30, 2007. The decrease in gross profit margin principally resulted from two direct sales transactions of raw materials in the amount of $2,685,419, or 11% of sales revenues, as a move to lower our inventory level in view of decreasing raw material prices during the three months ended September 30, 2008. Excluding the abovementioned direct raw material sales, gross profit margin for the three months ended September 30, 2008 would have been 17.1%.

Sales Revenues. Sales volume decreased by 4,467 tons, or 15.6%, period-on-period to 24,216 tons for the three months ended September 30, 2008 from 28,683 tons for the three months ended September 30, 2007.  As a result, sales revenues decreased by $1,836,816, or 6.8%, period-on-period to $25,350,419 for the three months ended September 30, 2008 from $27,187,235 for the three months ended September 30, 2007. We believe that the decreases in sales and sales revenues are a result of reduced orders from existing customers in view of a slower economy, and the cancellation of an export order of 500 tons of hard-rolled steel coils due to decreasing steel prices during the period. The decrease in volume produced and shipped during the quarter ended September 30, 2008 was mainly in the high carbon cold-rolled category used in auto components manufacturing, as well as the low carbon cold-rolled steel category.

Our average cost per unit sold increased to $884 for the three months ended September 30, 2008 compared to average cost per unit sold of $706 for the three months ended September 30, 2007, representing an increase of $178 per ton, or 25.2%, period-on-period, due to the combined effect of a significant increase in cost of raw materials per unit sold and an increase in factory overhead per unit sold.     The 1400 mm cold-roll mill which became operational at the beginning of October 2006 is now operating at approximately 50% of design capacity and will likely take another two years to reach its maximum production speed and capacity.

Sales by Product Line. A break-down of our sales by product line for the three months ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	10,809	10,983,414	43.3	14,321	9,082,234	33.4	(3,512)
Low carbon hard rolled	3,621	4,152,532	16.4	2,387	1,645,333	6.0	1,234
High-carbon cold-rolled	2,600	3,445,509	13.6	8,936	14,646,426	53.9	(6,336)
High-carbon hot-rolled	1,412	1,918,278	7.6	1,897	1,455,863	5.4	(485)
Sales of scrap metal	—	171,867	0.7	—	277,953	1.0	—
Subcontracting income	5,774	4,678,819	18.4	1,142	79,426	0.3	4,632
Total	24,216	25,350,419	100.0	28,683	27,187,235	100

There were various changes in the break-down of sales among our product lines over the three months ended September 30, 2008 due to the current economic and business environment we operate in and the slowdown across various markets. The low-carbon cold-rolled steel products accounted for 43.3% of the current sales mix at an average selling price of $1,016 per ton for the three months ended September 30, 2008 compared to 33.4% of the sales mix at an average selling price per ton of $634 for the three months ended September 30, 2007 as a result of production of higher precision products in this category. Low carbon hard-rolled steel, which is also our exported precision steel product, was 6.0% of sales during the three months ended September 30, 2007, and accounted for $4,152,532, or 16.4%, of the current sales mix at an average selling price of $1,147 per ton for the three months ended September 30, 2008. High-carbon cold-rolled steel products accounted for 13.6% of the current sales mix at an average selling price of $1,326 per ton for the three months ended September 30, 2008 compared to 53.9% of the sales mix at an average selling price per ton of $1,639 for the three months ended September 30, 2007. Subcontracting income increased to 18.4% of the current sales mix at an average selling price of $810 for the three months ended September 30, 2008 compared to 0.3% of the sales mix for the three months ended September 30, 2007 at an average selling price of $70.

While we are experiencing some reduction in orders of certain products from existing customers, especially the high-carbon cold-rolled steel coils due to slowdown of the auto industry, and exports to the South East Asian markets, we continue to negotiate new contracts with manufacturers who are switching from higher cost imports and our overall business remains healthy with a broad and diversified customer base. Management continues to take appropriate action to develop new products and optimize our product mix without adversely affecting overall sales volume and margins amid current market conditions. Management believes that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation and that our unique capabilities and know-how give us a competitive advantage to grow sales of higher margin products as we continuously carry out R&D and strive to launch new products that could potentially lead to new segments, customers and markets.

	Three Months Ended September 30,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	1,016	634	382	60
Low-carbon hard rolled	1,147	689	457	66
High-carbon cold-rolled	1,326	1,639	(313)	(19)
High-carbon hot-rolled	1,358	767	591	77
Subcontracting income	810	70	741	>100

The average unit selling price per ton generated increased to $1047 per ton for the three months ended September 30, 2008 compared to the corresponding period in 2007 of $948, representing an increase of $99, or 10.4%, period-on-period. This increase was due to changes in our sales mix during the quarter to focus on high quality high margin products and subcontracting work. Sales of high-carbon cold-rolled steel products have decreased by 6,336 tons, or 70.9%, period-on-period to 2,600 tons for the three months ended September 30, 2008 compared to 8,936 tons for the three months ended September 30, 2007. While the volume of high-carbon cold-rolled steel decreased, the average sales price declined $313, or 19%, to $1,326 in the three months ended September 30, 2008 as compared to an average selling of $1,639 in the three months ended September 30, 2007. This product accounted for $3,445,509, or 13.6%, of the total sales mix for the three months ended September 30, 2008 compared to $14,646,426, or 53.9%, of the sales mix for the three months ended September 30, 2007.

Sales Breakdown by Major Customer.

	Three Months Ended September 30
Customers	2008 ($)		% to sales		2007 ($)		% to sales

Shanghai Changshuo Stainless Steel Processing Co. Ltd.	3,414,685		13		8,648,752		32
Shanghai Bayou Industrial Limited	2,961,211		12			*		*
Salzgltter Mannesmann	2,392,869		9			*		*
Jiangsu Sumec International Trading Co., Ltd.	1,667,454		7			*		*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,527,211		6			*		*
Shanghai Shengdejia Metal Products Limited		*		*	3,288,926		12
Beijing Beimo Aircraft Material Technology Co., Ltd.		*		*	1,746,538		6
Hangzhou Relian Company Limited		*		*	1,393,982		5
Shangdong Province Boxing County Longhua Material Ltd.		*		*	1,277,358		5
	13,429,250		47		16,355,556		60
Others	11,921,169		53		10,831,679		40
Total	25,350,419		100		27,187,235		100

* Not major customers for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 47% for the three months ended September 30, 2008 as compared to 60% for the three months ended September 30, 2007. The top five major customers were different period-on-period with the exception of Shanghai Changshuo Stainless Steel Processing Co., Ltd.. The change in customer mix reflects our shift in product focus during the course of the period.

Cost of Sales. Cost of sales increased by $1,152,626, or 5.7%, period-on-period to $21,397,761 for the three months ended September 30, 2008 from $20,245,135 for the three months ended September 30, 2007. Cost of sales represented 84.4% of sales revenues for the three months ended September 30, 2008 compared to 74.5% for the three months ended September 30, 2007. Average cost per ton sold increased by $178, or 25.2%, period-on-period to $884 per ton for the three months ended September 30, 2008 from $706 per ton for the three months ended September 30, 2007. Meanwhile, the average selling price per ton increased by $99 per ton, or 10.4%, period-on-period to $1,047 per ton for the three months ended September 30, 2008 from $948 per ton for the three months ended September 30, 2007.

	Three Months Ended September 30,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	18,767,711	18,487,907	279,804	2
- Direct labor	142,214	176,906	(34,692)	(20)
- Factory overhead	2,487,836	1,580,322	907,514	57
	21,397,761	20,245,135	1,152,626	5.7

Cost per unit sold
Total units sold (tons)	24,216	28,683	(4,467)	(16)
Average cost per unit sold ($/ton)	884	706	178	25.2

 Management believes that the increase in cost of sales is represented by the combined effect of:

•
a significant increase in cost of raw materials per unit sold of $130, or 20%, from $645 per ton for the three months ended September 30, 2007compared to $775 per ton for the three months ended September 30, 2008;

•	an increase in factory overhead per unit sold of $47 or 86% from $55 per ton for three months ended September 30, 2007 compared to $102 per ton for the three months ended September 30, 2008.

The cost of raw materials consumed increased by $279,804, or 2%, period-on-period to $18,767,711, for the three months ended September 30, 2008 from $18,487,907 for the three months ended September 30, 2007. This increase was due to increases in raw material prices period-on-period.

Manufacturing overhead costs increased by $907,514, or 57%, period-on-period to $2,487,836 for the three months ended September 30, 2008 from $1,580,322 for the three months ended September 30, 2007. The increase was mainly attributable to the combined effect of an increase in utilities of $331,268, or 95%, period-on-period to $678,262 for the three months ended September 30, 2008 from $346,994 for the three months ended September 30, 2007, an increase in consumables of $197,402, or 40%, period-on-period to $685,640 for the three months ended September 30, 2008 from $488,238 for the three months ended September 30, 2007, and an increase in depreciation allocated to cost of goods sold of $279,481, or 58%, period-on-period to $757,461 for the three months ended September 30, 2008 from $477,980 for the three months ended September 30, 2007.

Expenses.

Selling Expenses. Selling expenses increased by $110,593, or 110%, period-on-period, to $211,298 for the three months ended September 30, 2008 compared to the corresponding period in 2007 of $100,705. The increase was mainly attributable to increases in transportation, which rose by 80% period-on-period, due to our increased delivery charges of precision steel resulting from a broader customer base, especially exports where our standard contract terms are F.O.B. and we incur transportation costs to the port of shipment, plus loading costs, as well as an increase in the frequency of deliveries.

Administrative Expenses. Administrative expenses decreased by $24,276, or 5%, period-on-period, to $462,100 for the three months ended September 30, 2008 compared to the comparable period in 2007. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the quarter and we become more familiar with the rules and regulations as a listed company. There were increases in salaries and wages which were principally due to increases in the monthly salaries of the management staff as well as increase in average number of Chengtong staff.

Finance Costs. Net finance cost decreased 26% period-on-period as a result of the decrease in total interest expense to $327,405 for 2008 compared to $442,141 for 2007 due to lower loan balances and a lower weighted average interest rate during 2008 as compared to 2007.

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

Net cash flows used in operating activities for the three months ended September 30, 2008 was $1,081,019 as compared with $1,375,150 used in operating activities for the three months ended September 30, 2007, for a net increase of $294,131. This increase was due to an increase in accounts receivable, and a decrease in advances from customers offset by a decrease in advances to suppliers during the three months ended September 30, 2008.

Net cash flows used in investing activities for the three months ended September 30, 2008 was $7,263,898 as compared with $1,016,793 for the three months ended September 30, 2007. The increase in investing activity was due to increased construction during the three months ended September 30, 2008 as compared to the same period in 2007.

Net cash flows provided by financing activities for the three months ended September 30, 2008, was $182,374 as compared with $2,454,316 provided by financing activities for the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company received $269,985 in net proceeds from the exercise of warrants, which was partially offset by repayment of notes payable of the amount $87,611. The three months ended September 30, 2007 reflect repayment and renewing of notes payable which offset each other, as well as advances from directors of the amount $3,047,524.

Current Assets. Current assets decreased by $4,197,074, or 4%, period-on-period to $103,936,848 as of September 30, 2008 from $108,133,922 as of June 30, 2008, principally as a result of decreases in cash and equivalents by $8,241,767, or 44%, period-on-period. During the three months ended September 30, 2008, there were also increases in accounts receivable of $2,752,796, or 8%, period-on-period, bills receivable of $2,951,175, or 68%, period on period, and inventories of $339,859, period on period. The decrease in cash and cash equivalents is mainly attributable to spending on the construction of the 3rd mill during the three months ended September 30, 2008.

Current Liabilities. Current liabilities decreased by $945,352, or 2%, period-on-period to $44,284,050 as of September 30, 2008 from $45,229,402 as of June30, 2008. The decrease was due to decreases in advances from customers and was mitigated by increases in accounts payable and other taxes payable.

As of September 30, 2008, we had $17,392,980 in short term bank debt. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures. During the three months ended September 30, 2008, we invested $7,709,434 in construction in progress and property, production plants and equipment. We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

As of September 30, 2008, the Company had $5,481,492 in commitments for capital expenditures for contractual commitments of the construction projects related to the 1450mm mill and expansion of our production facilities. We currently have sufficient capital resources to meet these contractual commitments and we plan to commerce constructing of the 1450mm mill during the second quarter of fiscal 2009.

Off-Balance Sheet Arrangements

For the three months ended September 30, 2008, we did not have any off-balance sheet arrangements.

Contractual Obligations

	At September 30, 2008 Payments Due By Period
(in thousands)	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014and Beyond
Contractual obligations:
Debt Obligations	$18,798,333	$18,798,333	$—	$—	$—
Construction Commitments	5,481,492	5,481,492	—	—	—
	$24,279,825	$24,279,825	$—	$—	$—

Short-term bank loans

Short-term bank loans decreased by $72,819, period on period to $17,392,980 as of March 31, 2008, compared to $17,465,799 as of June 30, 2008.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No.157, “Fair Value Measurements” (“SFAS No.157”). SFAS No.157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No.157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No.157 is effective for fiscal years beginning after November15, 2007, with earlier adoption permitted. The adoption of SFAS No. 157 did not impact our consolidated financial statements in any material respect.

In September 2006, the FASB issued Statement No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No.158”), an amendment of FASB Statements No.87, 88, 106 and 132(R). “SFAS No. 158” requires (a)recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b)measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c)recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

In February 2007, the FASB issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No.159”), an amendment of FASB Statement No.115. SFAS No.159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No.159 is effective for fiscal years beginning after November15, 2007, with earlier adoption permitted. The adoption of SFAS No. 159 did not impact our consolidated financial statements in any material respect.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). “SFAS 141(R)” will change the accounting for business combinations. Under SFAS No.141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141(R)will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No.141(R)applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No.160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No.51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No.160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a)how and why an entity uses derivative instruments, (b)how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c)how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

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

Foreign Currency Exchange Rates

The Group collects revenues from operations principally in the Chinese Renminbi. Except for limited exports to Thailand and the Philippines, all of our local sales revenues are collected in and substantially all of its expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when our results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of September 30, 2008 the exchange rate was 6.8485 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i)our income and profit are mainly denominated in Renminbi, and (ii)the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At September 30, 2008, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $16 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.6 million at September 30, 2008.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At September 30, 2008, the Group’s total bank debt outstanding was $17,392,980, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. For the current financial year, annual interest on loans is anticipated to be approximately $1.4 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $175,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At March 31, 2008, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.2 million at September 30, 2008.

Commodity Prices

The steel coils and other raw materials used by Chengtong, require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal - as well as large amounts of energy to produce. Additionally, we also use large amounts of energy in our operations. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

The Group has no open derivative commodity instruments as of September 30, 2008 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Wo Hing Li , our President and Chief Executive Officer and Leada Tak Tai Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, these executive officers concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2008

CHINA PRECISION STEEL, INC.
By:	/s/ Wo Hing Li
Wo Hing Li Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.