Form 10-Q
period 2008-12-31
China Precision Steel, Inc.
filed 2009-02-09
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room B, 18th Floor, Teda Building
87 Wing Lok Street, Sheungwan, Hong Kong,
People’s Republic of China
(Address of principal executive offices, Zip Code)

+1-852-2543-2290
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		December 31,	June 30,
	Notes	2008	2008

Assets

Current assets
Cash and cash equivalents		$14,763,665	$18,568,842
Accounts receivable
Trade, net of allowance for bad and doubtful debts of $4,877,672 and $1,033,479 at December 31 and June 30, 2008, respectively		23,248,541	33,783,074

Bills receivable		7,634,472	4,309,703

Other		307,992	571,746

Inventories	5	18,359,109	17,815,087

Prepaid expenses		108,410	58,105
Advances to suppliers, net of allowances of $2,534,410 and $2,522,837 at December 31 and June 30, 2008, respectively		30,281,090	33,027,365

Total current assets		94,703,279	108,133,922

Property and equipment

Property, plant and equipment, net	6	40,646,361	39,199,305

Construction-in-progress	7	25,698,608	16,476,454

		66,344,969	55,675,759

Intangible assets, net		2,343,532	1,625,690

Goodwill		99,999	99,999

Total assets		$163,491,779	$165,535,370

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$11,954,266	$12,047,981

Advances from customers	8	4,014,580	6,996,996

Other taxes payables		3,566,543	3,976,239

Current income taxes payable		4,271,276	4,742,387

Short-term loans	9	17,457,984	17,465,799

Total current liabilities		41,264,649	45,229,402

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at December 31, and June 30, 2008	11
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,472,955 issued and outstanding at December 31, and June 30, 2008	11	46,563	46,473

Additional paid-in capital	11	75,642,383	75,372,488

Accumulated other comprehensive income		10, 046,082	9,295,658

Retained earnings		36,492,102	35,591,349

Total stockholders' equity		122,227,130	120,305,968

Total liabilities and stockholders' equity		$163,491,779	$165,535,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended December 31. 2008 and 2007
(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2008	2007	2008	2007

Revenues
Sales revenue		$17,573,959	$13,228,321	$42,924,378	$40,415,556
Cost of goods sold		14,122,622	8,528,852	35,520,383	28,773,987

Gross profit		3,451,337	4,699,469	7,403,995	11,641,569

Operating expenses
Selling expenses		1,122,532	180,744	1,333,830	281,449
Administrative expenses		578,105	846,220	1,040,205	1,332,596
Allowance for bad and doubtful debts		3,829,462	25,782	3,829,462	651,780
Depreciation and amortization expense		33,318	15,798	59,521	29,430

Total operating expenses		5,563,417	1,068,544	6,263,018	2,295,255

Income/(loss) from operations		(2,112,080)	3,630,925	1,140,977	9,346,314

Other income (expense)
Other revenues		138,998	783,255	259,701	792,410
Interest and finance costs		(320,777)	(316,860)	(648,182)	(759,001)

Total other income (expense)		(181,779)	466,395	(388,481)	33,409

Net income/(loss) from operations before income tax		(2,293,859)	4,097,320	752,496	9,379,723

Provision for (benefit from) income tax	10
Current		(318,878)	610,869	(148,257)	1,116,594
Deferred		—	—	—	(1,064,028)

Total income tax expense		(318,878)	610,869	(148,257)	52,566

Net income/(loss)		$(1,974,981)	$3,486,451	$900,753	$9,327,157

Basic earnings/(loss) per share	12	$(0.04)	$0.08	$0.02	$0.23

Basic weighted average shares outstanding		46,562,955	43,031,346	46,559,531	40,204,745

Diluted earnings/(loss) per share	12	$(0.04)	$0.08	$0.02	$0.23

Diluted weighted average shares outstanding		46, 562,955	43,639,342	46,566,423	40,809,437

The Components of comprehensive income:
Net income/(loss)		$(1,974,981)	$3,486,451	$900,753	$9,327,157
Foreign currency translation adjustment		677,905	1,179,322	750,424	2,084,859

Comprehensive income/(loss)		$(1,297,076)	$4,665,773	$1, 651,177	$11,412,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Six Months ended December 31, 2008
and the Year ended June 30, 2008

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity

Balance at June 30, 2007	37,378,141	$37,378	$31,867,063	$2,192,160	$17,008,238	$51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	—	—	44,505,750

Syndication fees	—	—	(130,468)	—	—	(130,468)

Make good shares	2,000,000	2,000	(2,000)	—	—	—

Exercise of warrants	765,872	766	1,729,235	—	—	1,730,001

Cancellation of stock	(771,060)	(771)	(2,589,992)	—	—	(2,590,763)

Foreign currency translation adjustment	—	—	—	7,103,498	—	7,103,498

Net income	—	—	—	—	18,583,111	18,583,111

Balance at June 30, 2008	46,472,953	46,473	75,372,488	9,295,658	35,591,349	120,305,968

Exercise of warrants	90,000	90	269,895	—	—	269,985

Foreign currency translation adjustment	—	—	—	750,424	—	750,424

Net income	—	—	—	—	900,753	900,753

Balance at December 31, 2008 (unaudited)	46,562,953	$46,563	$75,642,383	$10, 046,082	$36,492,102	$121,227,130

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

Cash flows from operating activities
Net Income	$900,753	$9,327,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,825,544	992,570
Allowance for bad and doubtful debts	3,829,462	651,780
Net changes in assets and liabilities:
Accounts receivable, net	3,801,518	(31,266,517)
Inventories	(461,094)	5,195,155
Deposits	—	15,018
Prepaid expenses	(50,382)	(326,065)
Advances to suppliers	2,890,245	1,549,672
Accounts payable and accrued liabilities	(147,831)	1,296,194
Advances from customers	(3,006,670)	2,070,883
Other taxes payable	(426,823)	2,747,055
Current income taxes	(491,584)	1,748,480
Deferred income taxes	—	(1,064,028)

Net cash provided by (used in) operating activities	8,663,138	(7,062,646)

Cash flows from investing activities
Purchases of property, plant and equipment including construction in progress	(12,954,497)	(5,508,327)

Net cash (used in) investing activities	(12,954,497)	(5,508,327)

Cash flows from financing activities

Exercise of common stock warrants	269,985	—
Sale of common stock		44,433,222

Advances from/(to) directors, net	—	2,154,257

Short-term loans proceeds	—	16,446,667

Repayments of short-term loans	(87,690)	(17,424,050)

Net cash provided by financing activities	182,295	45,610,096

Effect of exchange rate	303,887	1,661,126

Net (decrease)increase in cash	(3,805,177)	34,700,249

Cash and cash equivalents, beginning of period	18,568,842	5,504,862

Cash and cash equivalents, end of period	$14,763,665	$40,205,111

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$648,182	$759,001
Cash paid during the period for income taxes	$364,058	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of December 31, 2008 and 2007. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

Chengtong was registered on July 2, 2002 in Shanghai, People’s Republic of China (“PRC”), with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liabilities. On August 22, 2005, the authorized registered capital was increased to $15,220,000 and on December 11, 2007, the authorized registered capital was further increased to $42,440,000. Pursuant to the document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL were approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of China Precision Steel, Inc. and subsidiaries as of December 31, 2008 and June 30, 2008, and the results of their operations and cash flows for the three and six months ended December 31, 2008 and 2007. The results of operations for the three or six months ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of six months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. It is reasonably possible that the Company’s estimate of the allowance will change. At December 31, 2008 and June 30, 2008, the Company had $1,038,220 and $1,033,479 of allowances for doubtful accounts, respectively.

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

Advances to Suppliers - In order to secure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances for unrecoverable advances of $2,534,410 and $2,522,837 at December 31, 2008 and June 30, 2008, respectively.

Intangible assets - The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $50,000 is to be recorded each year starting from the current financial year ending June 30, 2009 for the remaining lease period.

Intangible assets of the Company are reviewed annually to determine whether their carrying value has become impaired, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

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

Plant and machinery	10 years
Buildings	10 years
Motor vehicles	5 years
Office equipment	5 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Property, plant and equipment are evaluated annually in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of” (“SFAS 144”) for any impairment in value. There were no property and equipment impairments recognized during the six months ended December 31, 2008 and 2007.

Impairment of Long-Lived Assets - The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS 144, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the six months ended December 31, 2008 and 2007, the Company capitalized no interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2009 and 2008.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong is currently enjoying a 50% reduction in the 25% statutory rates that expired on December 31, 2008, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three and six months ended December 31, 2008, the Company’s pension cost charged to the statements of operations under the plan amounted to $63,486 and $160,885, respectively, all of which have been paid to the National Social Security Fund (2007: $72,059 and $132,658, respectively).

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31, 2008 and June 30, 2008 because of the relatively short-term maturity of these instruments.

Use of Estimates - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not impact our consolidated financial statements in any material respect.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”(“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles"(“SFAS 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”(FASB 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”(“FAS 157-3”). This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. The adoption of FAS 157-3 did not impact our consolidated financial statements in any material respect.

4.  Concentrations of Business and Credit Risk

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and clients and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $23,248,541 and $33,783,074 as of December 31, 2008 and June 30, 2008, respectively.

The Company’s list of customers whose purchases exceeded 10% of total sales during the six months ended December 31, 2008 and 2007 is as follows:

Customers	2008		% to sales		2007		% to sales
Salzgitter Mannesmann International GMBH	13,651,071		32		—	*	—	*
Shanghai Changshuo Stainless Steel Co., Ltd.	4,555,411		11		11,076,780		27
Shanghai Shengdejia Metal Co. Ltd.	—	*	—	*	6,492,562		16

The Company’s list of suppliers whose sales exceeded 10% of total consumption during the six months ended December 31, 2008 and 2007 is as follows:

Suppliers	2008		% to consumption		2007	% to consumption

BaoSteel Steel Products Trading Co. Ltd.	10,756,193		35		1,257,169	7

Shanghai Pinyun Steel Co., Ltd	6,877,828		22		3,262,936	18
Hangzhou Relian Company Limited	—	*	—	*	2,291,248	12

5.    Inventories

As of December 31, 2008 and June 30, 2008 inventories consisted of the following:

At cost:	December 31, 2008	June 30, 2008
Raw materials	$6,208,271	$8,376,173
Work in progress	1,866,089	3,247,093
Finished goods	7,997,314	3,918,801
Consumable items	2,287,435	2,273,020
	$18,359,109	$17,815,087

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2008	June 30, 2008
Plant and machinery	$25,723,384	$22,725,528
Buildings	21,797,217	21,685,208
Motor vehicles	527,369	379,885
Office equipment	216,391	185,161
	48,264,361	44,975,782
Less: Accumulated depreciation	(7,618,000)	(5,776,477)
	$40,646,361	$39,199,305

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and six months ended December 31, 2008, depreciation totaling $941,991 and $1,766,023, respectively, was included as a component of cost of goods sold (2007: $483,482 and $961,462, respectively).

Plant and machinery amounting to $18,417,528 (June 30, 2008: $18,972,430) and land use right amounting to $555,943 (June 30, 2008: $553,404) were pledged for short-term loans totaling $17,457,984.

7.  Construction-In-Progress

As of December 31, 2008 and June 30, 2008, construction-in-progress consisted of the following:

	December 31, 2008	June 30, 2008
Construction costs	$25,698,608	$16,476,454

Construction-in-progress represents construction and installations of the new 1450mm cold-rolling mill at Shanghai Blessford’s facilities.

8.    Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue. As of December 31, 2008 and June 30, 2008, there were advances from customers of $4,014,580 and $6,996,996, respectively.

9.  Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2008	June 30, 2008
Bank loan dated August 1, 2008, due in one year with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (4.44% at December 31, 2008) (Note 6)	5,300,000	5,300,000

Bank loan dated August 1, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (6.11% at December 31, 2008) (Note 6)	2,904,700	2,886,952

Bank loan dated July 26, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans, secured by land use rights, buildings, plant and machinery (6.11% at December 31, 2008) (Note 6)	9,253,284	9,278,847

	$17,457,984	$17,465,799

The weighted average interest rate on short-term loans at December 31, 2008 and June 30, 2008 was 5.60% and 7.72%, respectively.

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

The tax holiday resulted in tax savings as follows:

	Three months ended December 31,		Six months ended December 31
	2008	2007	2008	2007
Tax savings	$(233,193)	$668,444	$411,977	$1,345,100

Benefit per share
Basic	$(0.01)	$0.01	$0.01	$0.07
Diluted	$(0.01)	$0.01	$0.01	$0.07

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2008 and June 30, 2008 are as follows:

Deferred tax assets and liabilities:	December 31 2008	June 30, 2008

Book depreciation in excess of tax depreciation	$226,107	$169,962

Temporary differences resulting from allowances	1,844,343	573,324

Net deferred income tax asset	$2,070,450	$743,286
Valuation allowance	(2,070,450)	(743,286)
	$—	$—

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Computed tax at the federal statutory rate of 34%	$(779,912)	$1,393,089	$255,849	$3,189,106
Less adjustment to EIT statutory rate of 25% in 2008 and 27% in 2007	183,696	(244,051)	(106,772)	(613,819)
Tax effect of US losses not deductible in PRC	92,894	130,275	147,510	216,768
Income not subject to tax	—	—	—	(330,361)
Deferred taxes	—	—	—	(1,064,028)
Benefit of tax holiday	233,193	(668,444)	(411,977)	(1,345,100)

Others	(48,749)	—	(32,867)	—
Income tax expense per books	$(318,878)	$610,689	$(148,257)	$52,566

Income tax expense (benefit) consists of:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Income tax expense (benefit) for the current year - PRC	$(318,878)	$610,869	$(148,257)	$1,116,594
Deferred income tax expense (benefit) - PRC	—	—	—	(1,064,028)
Income tax expense (benefit) per books	$(318,878)	$610,869	$(148,257)	$52,566

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2008	Granted	Expired or Exercised	Outstanding December 31, 2008	Expiration Date
$3.00	448,392	-0-	(90,000)	358,392	February 22, 2011
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013
$7.38	225,600	-0-	-0-	225,600	November 5, 2010

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

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and were recorded to additional paid-in capital. The intended usage of the net proceeds was for repayment of certain bank debt, capital expenditure, and general corporate purposes. During the year ended June 30, 2008, long-term bank loans of $13,042,159 were paid off, and a progress payment of $7,016,729 was made in relation to the third cold rolling mill. During the six months ended December 31, 2008, we invested an additional $12,954,497 in construction in progress and property, production plants and equipment in relation to the third cold rolling mill and expansion of the Shanghai Blessford production facilities.

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

For the six months ended December 31, 2008, dilutive shares include outstanding warrants to purchase 358,392 shares of common stock at an exercise price of $3.00 and warrants to purchase 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the six months ended December 31, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60.

For the three months ended December 31, 2008, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

The following reconciles the components of the EPS computation:

	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2008:
Net income (loss)	$(1,974,981)
Basic EPS income (loss) available to common shareholders	$(1,974,981)	46,562,955	$(0.04)
Effect of dilutive securities:
Diluted EPS income (loss) available to common shareholders	$(1,974,981)	46,562,955	$(0.04)

For the three months ended December 31, 2007:
Net income	$3,486,451
Basic EPS income available to common shareholders	$3,486,451	43,031,346	$0.08
Effect of dilutive securities:
Warrants		607,996
Diluted EPS income available to common shareholders	$3,486,451	43,639,342	$0.08

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2008:
Net income	$900,753
Basic EPS income available to common shareholders	$900,753	46,559,531	$0.02
Effect of dilutive securities:
Warrants		6,892
Diluted EPS income available to common shareholders	$900,753	46,566,423	$0.02
For the six months ended December 31, 2007:
Net income	$9,327,157
Basic EPS income available to common shareholders	$9,327,157	40,204,745	$0.23
Effect of dilutive securities:
Warrants		604,692
Diluted EPS income available to common shareholders	$9,327,157	40,809,437	$0.23

13.  Capital Commitments

As of December 31, 2008, the Company had contractual commitments $917,000 for the construction projects related to expansion of Shanghai Blessford’s production facilities.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that are based on the beliefs of our management, and involve risks and uncertainties, as well as assumptions, that, if they ever materialize or prove incorrect, could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  The words “believe,” “expect,” “anticipate,” “project,” “targets,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements.  All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including statements regarding new and existing products, technologies and opportunities; statements regarding market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of the Quarter Report and our Annual Report on Form 10-K for the year ended June 30, 2008 and subsequent SEC filings, and any statements of assumptions underlying any of the foregoing.  All forward-looking statements included in this report are based on information available to us on the date of this report.  We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2008 (unaudited) and June 30, 2008, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six month periods ended December 31, 2008 and 2007.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to

•	“Blessford International” are to PSHL’s subsidiary Blessford International Limited, a BVI company;

•	“Chengtong” are to PSHL’s subsidiary Shanghai Chengtong Precision Strip Co., Limited, a PRC company;

•	“China” and “PRC” are to the People’s Republic of China.

•	the “Company,” the “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

•	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

•	“PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company;

•	“RMB” are to Renminbi, the legal currency of China;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Shanghai Blessford” are to Blessford International’s subsidiary Shanghai Blessford Alloy Company Limited, a PRC company;

•	“Tuorong” are to PSHL’s subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company;

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “BVI” are to the British Virgin Islands.

Overview of the Company’s Business

General

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

Corporate History and Structure

We are a Delaware company that became a public company in May 1997, through a reverse merger with SSI Capital Corporation.  At that time, we changed our name to OraLabs Holding Corp. and our principal business was the production and sale of consumer products relating to oral care and lip care and the distribution of nutritional supplements through our wholly-owned subsidiary, OraLabs, Inc.  In December 2006, we merged with Partner Success Holdings Limited, or PSHL, a British Virgin Islands business company, and subsequently redeemed all of the shares of our outstanding common stock owned by our former President, Gary Schlatter, in exchange for all of the issued shares of OraLabs, Inc. As a result of the merger transaction PSHL and its subsidiary, became our subsidiaries, and our business became the manufacture and sale of high precision cold-rolled steel products.  Thereafter, we renamed ourselves China Precision Steel, Inc. to reflect our continuing operations.

Our business is conducted principally through our PRC operating subsidiaries, Shanghai Chengtong Precision Strip Co., Limited, or Chengtong, and Shanghai Blessford Alloy Company Limited, or Shanghai Blessford. Both Chengtong and Shanghai Blessford are Wholly Foreign Owned Enterprises, or WFOEs, under Chinese law.

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

Recent Developments

We are currently faced with multiple challenges. Excess capacity, low industrial concentration and a lack of access to natural resources have long plagued China's steel sector, and these problems have been exacerbated by the impact of the global financial and economic crisis.

The RMB400 billion economic stimulus package formulated jointly by the Chinese government’s National Development and Reform Commission and the Ministry of Industry and Information Technology in November 2008 is now planned to focus mainly on nine pillar industries, which include steel, automobiles, shipbuilding, petrochemicals, light industry, textiles, non-ferrous metals, machinery, and information technology, all with serious production surpluses in the whole industrial system.

Automobiles and steel sectors have been given priority and are the two main industries out of the nine pillars for which the government is expected to announce specific support packages and further details. On January 14, 2009, China's State Council approved a "rejuvenation plan" to support the steel industry, with the immediate aim to deal with the effects of the global financial and economic crisis and to also ease the industry's long-term structural problems. The steel industry plan includes eliminating obsolete capacity, speeding up innovation, promoting alliances and mergers and cutting export tariffs. The government will also subsidize loans of about RMB15 billion to encourage technological upgrading and product rationalization to better meet demand.

With more specific support details yet to be announced and the global crisis and its impact on China yet to run their full course, we expect to continue to experience weak demands and volatilities in both domestic and international markets for the next six months.

Second Quarter Financial Performance Highlights

During the second fiscal quarter of 2009, the impacts of the global crisis started to show as demand for steel products began to slow down. There were decreases in sales volume in most of our product lines over the three months ended December 31, 2008 as we are faced with multiple challenges and experiencing a difficult time with the global economic downturn. Demand is weak in all of the end segments we sell to, especially the high-carbon cold-rolled steel which are mainly used in auto components manufacturing, due to excess capacity and high inventory levels in the industry. Our two cold-rolling mills were fully utilized in October and November 2008 but the utilization rate has decreased to approximately 60% of actual capacity during December 2008 due to reduced orders on hand.

Due to the nature of our niche segment and high-end products, we were able to keep quality customers and further expand international sales during the quarter, and maintained a healthy gross margin of 19.6%. However, despite an increase in sales volume and revenue period-on-period, we recorded an allowance for bad and doubtful debts in the amount of $3,829,462 due to a dispute with one of our customers over the quality of service rendered by the Company, and had a net loss for the three months ended December 31, 2008.

While we are experiencing a reduction in orders, especially the high-carbon cold-rolled steel coils due to a slowdown in the auto industry, and exports to the South East Asian markets due to the credit crisis of these countries, we continue to negotiate new contracts with potential customers and broaden our customer base. Management continues to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entering into contracts with countries or customers with high credit risks. We strive to optimize our product mix and prioritize higher margin products in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. Management believes that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we continue to face slowing demands and volatilities in the steel industry, the medium to long term prospects remain highly optimistic and we believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the second quarter of 2009:

•	Revenues: Our revenues were approximately $17.6 million for the second quarter of 2009, an increase of 32.9% from the same quarter of last year.

•	Gross Margin: Gross margin was 19.6% for the second quarter of 2009, as compared to 35.5% for the same period in 2007.

•
Income/(Loss) from operations before tax: Loss from operations before tax was approximately $(2.3) million for the second quarter of 2009, as compared to income from operations before tax of $4.1 million of the same period last year.

•	Net Income/(Loss): Net loss was approximately $2.0 million for the second quarter of 2009, a decrease of 156.6% from the same period of last year.

•	Fully diluted loss per share was $0.04 for the second quarter of 2009.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

All amounts, other than percentages, in millions of U.S. dollars

	Three Months ended December 31,				Six Months ended December 31,
	2008		2007		2008		2007
Revenues	$17,573,959	100.0%	$13,228,321	100.0%	$42,924,378	100.0%	$40,415,556	100.00%
Cost of sales (including depreciation and amortization)	14,122,622	80.4%	8,528,852	64.5%	35,520,383	82.8%	28,773,987	71.2%
Gross profit	3,451,337	19.6%	4,699,469	35.5%	7,403,995	17.2%	11,641,569	28.8%
Selling and marketing	1,122,532	6.4%	180,744	1.4%	1,333,830	3.1%	281,449	0.7%
Administrative expenses	578,105	3.3%	846,220	6.4%	1,040,205	2.4%	1,332,596	3.3%
Allowance for bad and doubtful debts	3,829,462	21.8%	25,782	0.2%	3,829,462	8.9%	651,780	1.6%
Depreciation and amortization	33,318	0.2%	15,798	0.1%	59,521	0.1%	29,430	0.1%
Income/(loss) from operations	(2,112,080)	(12.0)%	3,630,925	8.1%	1,140,977	2.7%	9,346,314	23.1%
Other income (expense)	138,998	0.8%	783,255	5.9%	259,701	0.6%	792,410	2.0%
Interest expense, Cash	(320,777)	(1.8)%	(316,860)	(2.4)%	(648,182)	(1.5)%	(759,001)	(1.9)%
Income/(loss) before income taxes	(2,293,859)	(13.1)%	4,097,320	31.0%	752,496	1.8%	9,379,723	23.2%
Income taxes	(318,878)	0.2%	610,869	4.6%	(148,257)	0.3%	52,566	0.1%
Net income/(loss)	$(1,974,981)	(11.0)%	$3,486,451	26.4%	$900,753	2.1%	$9,327,157	23.1%
Basic earnings/(loss) per share	$(0.04)		$0.08		$0.02		$0.23
Diluted earnings/(loss) per share	$(0.04)		$0.08		$0.02		$0.23

Comparison of Three Months Ended December 31, 2008 and December 31, 2007

Sales Revenues. Sales volume increased by 852 tons, or 6.1%, period-on-period to 14,862 tons for the three months ended December 31, 2008 from 14,010 tons for the three months ended December 31, 2007.  As a result, sales revenues increased by $4,345,638, or 32.9%, period-on-period to $17,573,959 for the three months ended December 31, 2008 from $13,228,321 for the three months ended December 31, 2007. The increases in sales and sales revenues are a result of an increase in volume sold during the quarter ended December 31, 2008.

 A break-down of our sales by product line for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	1,834	2,107,484	12.0	3,442	2,791,741	21.1	(1,608)
Low carbon hard rolled (export)	11,755	13,238,537	75.3	4,897	3,503,082	26.5	6,858
High-carbon cold-rolled	196	168,782	1.0	3,520	4,174,255	31.6	(3,324)
High-carbon hot-rolled	861	903,754	5.1	1,171	917,057	6.9	(310)
Sales of scrap metal	—	1,106,292	6.3	—	251,146	1.9	—
Subcontracting income	216	49,110	0.3	980	1,591,040	12.0	(764)
Total	14,862	17,573,959	100.0	14,010	13,228,321	100

Low carbon hard-rolled steel, which is also our exported precision steel products, accounted for 26.5% of sales during the three months ended December 31, 2007. This was $13,238,537, or 75.3%, of the current sales mix at an average selling price of $1,126 per ton for the three months ended December 31, 2008. This was the result of new customers in expanded international markets, including Africa. The low-carbon cold-rolled steel products accounted for 12.0% of the current sales mix at an average selling price of $1,149 per ton for the three months ended December 31, 2008 compared to 21.1% of the sales mix at an average selling price per ton of $811 for the three months ended December 31, 2007. The decrease is a result of reduced orders in this category. High-carbon cold-rolled steel products accounted for 1.0% of the current sales mix at an average selling price of $861 per ton for the three months ended December 31, 2008 compared to 31.6% of the sales mix at an average selling price per ton of $1,186 for the three months ended December 31, 2007.  The decrease in this category is largely attributable to the troubled Chinese auto industry with its weak demand and excess capacity, as most of our high-carbon cold-rolled steel products are sold to auto components manufacturers. Subcontracting income decreased to 0.3% of the current sales mix at an average selling price of $227 for the three months ended December 31, 2008 compared to 12% of the sales mix for the three months ended December 31, 2007 at an average selling price of $1,624 as no new substantial orders were received during the quarter.

	Three Months Ended December 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	1,149	811	338	42
Low-carbon hard rolled (export)	1,126	715	411	57
High-carbon cold-rolled	861	1,186	(325)	(27)
High-carbon hot-rolled	1,050	783	267	34
Subcontracting income	227	1,624	(1,397)	(86)

The average unit selling price per ton generated increased to $1,183 per ton for the three months ended December 31, 2008, compared to the corresponding period in 2007 of $944, representing an increase of $239, or 25.3%, period-on-period. This increase was mainly due to increases in average raw material prices period-on-period and therefore selling prices, as well as changes in average selling prices across the product categories. Sales of low-carbon hard-rolled steel products have increased by 6,858 tons, or 140.0%, period-on-period to 11,755 tons for the three months ended December 31, 2008 compared to 4,897 tons for the three months ended December 31, 2007. While the volume of low-carbon hard-rolled steel substantially increased, the average sales price also increased $411, or 57%, to $1,126 in the three months ended December 31, 2008, as compared to an average selling of $715 in the three months ended December 31, 2007. This product accounted for $13,238,537, or 75.3%, of the total sales mix for the three months ended December 31, 2008 compared to $3,503,082, or 26.5%, of the sales mix for the three months ended December 31, 2007.

A break-down of our sales by major customer for the three months ended December 31, 2008 and 2007 is as follows:
	Three Months Ended December 31
Customers	2008 ($)	% to sales	2007 ($)	% to sales

Salzgitter Mannesmann International GMBH	11,257,852	64	*	*
Marubeni-Itochu Steel Inc.	1,626,006	9	*	*
Shanghai Changshuo Stainless Steel Processing Co. Ltd.	1,140,227	7	2,370,370	18
Coutinho and Ferrostaal GMBH	351,887	2	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	336,980	2	*	*
Shanghai Shengdejia Metal Products Limited	*	*	3,181,709	24
Beijing Beimo Aircraft Material Technology Company Limited	*	*	85,468	1
Hangzhou Relian Company Limited	*	*	266,970	2
Shangdong Province Boxing County Longhua Material Ltd.	*	*	381,227	3
	14,712,952	84	6,285,744	48
Others	2,861,007	16	6,942,577	52
Total	17,573,959	100	13,228,321	100

___________________
* Not a major customer for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales increased to 84% for the three months ended December 31, 2008 as compared to 48% for the three months ended December 31, 2007. The top five major customers were different period-on-period with the exception of Shanghai Changshuo Stainless Steel Processing Co., Ltd.. The change in customer mix reflects our focus in optimizing product mix to maximize margins and expansion of markets during the course of the period.

Cost of Sales. Cost of sales increased by $5,593,770, or 65.6%, period-on-period to $14,122,622 for the three months ended December 31, 2008 from $8,528,852 for the three months ended December 31, 2007. Cost of sales represented 80.4% of sales revenues for the three months ended December 31, 2008 compared to 64.5% for the three months ended December 31, 2007. Average cost per ton sold increased by $341, or 56.0%, period-on-period to $950 per ton for the three months ended December 31, 2008 from $609 per ton for the three months ended December 31, 2007. Meanwhile, the average selling price per ton increased by $239 per ton, or 25.3%, period-on-period to $1,183 per ton for the three months ended December 31, 2008 from $944 per ton for the three months ended December 31, 2007.

	Three Months Ended December 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	11,339,712	6,362,758	4,976,954	78.2
- Direct labor	261,110	167,926	93,184	55.5
- Factory overhead	2,521,800	1,998,168	523,632	26.2
	14,122,622	8,528,852	5,593,770	65.6

Cost per unit sold
Total units sold (tons)	14,862	14,010	852	6.1
Average cost per unit sold ($/ton)	950	609	341	56.0

 Management believes that the increase in cost of sales is represented by the combined effect of:

	a significant increase in cost of raw materials per unit sold of $309, or 68.0%, from $454 for the three months ended December 31, 2007, compared to $763 for the three months ended December 31, 2008;

	an increase in factory overhead per unit sold of $27, or 19%, from $143 for three months ended December 31, 2007, compared to $170 for the three months ended December 31, 2008.

The cost of raw materials consumed increased by $4,976,954, or 78.2%, period-on-period to $11,339,712, for the three months ended December 31, 2008 from $6,362,758 for the three months ended December 31, 2007. This increase was due to increases in raw material prices period-on-period.

Manufacturing overhead costs increased by $523,632, or 26.2%, period-on-period to $2,521,800 for the three months ended December 31, 2008, from $1,998,168 for the three months ended December 31, 2007. The increase was mainly attributable to the combined effect of an increase in utilities of $165,380, or 52%, period-on-period to $486,116 for the three months ended December 31, 2008 from $320,736 for the three months ended December 31, 2007, and an increase in depreciation allocated to cost of goods sold of $323,139, or 67%, period-on-period to $806,621 for the three months ended December 31, 2008, from $483,482 for the three months ended December 31, 2007.

Gross Profits and Gross Margin. Our gross profit is equal to the difference between our revenues and our cost of goods sold. Gross profit in absolute terms decreased by $1,248,132, or 27%, period-on-period to $3,451,337 for the three months ended December 31, 2008, from $4,699,469 for the three months ended December 31, 2007, while gross profit margin decreased to 19.6% for the three months ended December 31, 2008, from 35.5% for the three months ended December 31, 2007. The decrease in gross profit margin principally resulted from our inability to pass on all of the higher raw material cost period-to-period to customers during a downturn in the economy and lower sales of the higher margin products during the three months ended December 31, 2008.

Selling Expenses.  Selling expenses increased by $941,788, or 521.1%, period-on-period, to $1,122,532 for the three months ended December 31, 2008 compared to the corresponding period in 2007 of $180,744. The increase was mainly attributable to increases in sales commission paid to export agents based on increased tonnage sold, and transportation and custom clearing charges in relation to our expanded export sales period-on-period. Our export precision products, the low carbon hard-rolled steel, accounted for $13,238,537, or 75.3%, of the current sales mix for the three months ended December 31, 2008, compared to $3,503,082, or 26.5% of sales during the three months ended December 31, 2007.

Administrative Expenses.   Administrative expenses decreased by $268,115, or 31.7%, period-on-period, to $578,105 for the three months ended December 31, 2008 compared to the comparable period in 2007. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the quarter and as we become more familiar with the rules and regulations as a listed company.

Income from Operations. Income from operations before tax decreased by $5,743,005, or 158%, period-on-period to a loss of $2,112,080 for the three months ended December 31, 2008 from $3,630,925 for the three months ended December 31, 2007, as a result of the worldwide economic downturn and slowing demands, and the allowance for bad and doubtful debts in the amount of $3,829,462 due to a dispute over service rendered by the Company.

Other income.  Our other income decreased $644,257, or 82.3% to $138,998 for the three months ended December 31, 2008, from $783,255 for the same period in 2007.  As a percentage of revenues, other income decreased to 0.8% for the three months ended December 31, 2008 from 5.9% for the same period in 2007.  Such percentage decrease was primarily due to lower interest income earned during the period with a lower cash balance.

Interest Expense.  Total interest expense increased $3,917, or 1.2%, to $320,777 for the three months ended December 31, 2008, from $316,860 for the same period in 2007 due to lower loan balances offset by the effect of lower foreign exchange rates.

Income Taxes.  China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no United States taxable income during the three months ended December 31, 2008. Our wholly owned subsidiaries PSHL and Blessford International were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

Our PRC subsidiaries, Chengtong and Shanghai Blessford, enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the “Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises” and its implementing rules.  Accordingly, our PRC subsidiaries have been entitled to tax concessions whereby the profit for their first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) was exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities.  However, on March 16, 2007, the PRC’s National People’s Congress passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which took effect on January 1, 2008.  The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.  Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these changes, the EIT Law gives existing FIEs (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments.  As Old FIEs, Chengtong has been enjoying a 50% reduction in the 25% statutory rates that expired on December 31, 2008; Shanghai Blessford is currently enjoying a full exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their respective tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income.  The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.”  If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

For the three months ended December 31, 2008, we recognized an income tax benefit of $318,878, while for the same period in 2007, we recognized an income tax expense of $610,869. The decrease in income tax expenses mainly resulted from the reversal of provision for current income tax in relation to the bad debt written off during the three months ended December 31, 2008.

Net Income.  Net income decreased by $5,461,432, or 156.6%, period-on-period to a loss of $1,974,981 for the three months ended December 31, 2008, from net income of $3,486,451 for the three months ended December 31, 2007, as a result of the factors described above.

Comparison of Six Months Ended December 31, 2008 and December 31, 2007

Gross Profit. Gross profits in absolute terms decreased by $4,237,574, or 36.4%, period-on-period to $7,403,995 for the six months ended December 31, 2008 from $11,641,569 for the six months ended December 31, 2007, while gross profit margin decreased to 17.2% for the six months ended December 31, 2008 from 28.8% for the six months ended December 31, 2007, as a result of increased cost of sales across all cost components period-on-period. The decrease in gross profit margin was also caused by two direct sales transactions of raw materials in the amount of $2,685,419, or 11% of sales revenues for the three months ended September 30, 2008, as a move to lower our inventory level in view of decreasing raw material raw material prices. Excluding the abovementioned direct raw material sales, gross profit margin for the six months ended December 31, 2008 would have been 18.4%.

Sales Revenues. Sales volume decreased by 14,301 metric tons, or 26.8%, to 39,077 metric tons for the six months ended December 31, 2008 from 53,378 metric tons for the six months ended December 31, 2007. Sales revenues decreased by $2,508,822, or 6.2%, period-on-period to $42,924,378 for the six months ended December 31, 2008 from $40,415,556 for the six months ended December 31, 2007. The decreases in sales volume and sales revenues are a result of reduced orders from customers in view of a slower economy, and the cancellation of an export order in the first quarter ended September 30, 2008.

A break-down of our sales by product line for the six months ended December 31, 2008 and 2007 is as follows:

	Six Months Ended December 31,
	2008			2007			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	12,642	13,092,059	30.5	17,762	11,896,272	29.4	(5,120)
Low carbon hard rolled (export)	15,376	17,388,885	40.5	7,284	5,111,386	12.6	8,092
High-carbon cold-rolled	2,795	3,614,759	8.4	12,456	18,861,130	46.7	(9,661)
High-carbon hot-rolled	2,273	2,822,122	6.6	5,254	2,370,060	5.9	(2,981)
Sales of scrap metal	—	1,277,950	3.0	—	527,512	1.3	—
Subcontracting income	5,991	4,728,603	11.0	10,622	1,649,196	4.1	(4,631)
Total	39,077	42,924,378	100.0	53,378	40,415,556	100.0

There was a general trend of slowing demands for various product categories over the six months ended December 31, 2008 due to the global economic crisis and excess capacity. High-carbon cold-rolled steel products only accounted for 8.4% of the current sales mix at an average selling price of $1,293 per ton for the six months ended December 31, 2008, compared to 46.7 % of the sales mix at an average selling price per ton of $1,514 for the six months ended December 31, 2007. This was a result of the slowing down of the auto industry as most of the products in this category are sold to auto components manufacturers. This substantial decrease in sales has been offset by increases in sales of the low carbon cold-rolled steel and low carbon hard-rolled steel during the period, leading to a slight increase in sales revenues period-on-period. Low-carbon cold-rolled steel products accounted for 30.5% of the current sales mix at an average selling price of $1,036 per ton for the six months ended December 31, 2008, compared to 29.4 % of the sales mix at an average selling price per ton of $670 for the six months ended December 31, 2007. Low carbon hard-rolled steel accounted for $17,388,885, or 40.5%, of the current sales mix at an average selling price of $1,131 per ton for the six months ended December 31, 2008.

	Six Months Ended December 31,
Average selling prices	2008	2007	Variance
	$	$	$	%
Low-carbon cold-rolled	1,036	670	366	55
Low-carbon hard rolled (export)	1,131	702	429	61
High-carbon cold-rolled	1,293	1,514	(221)	(15)
High-carbon hot-rolled	1,242	451	791	>100
Subcontracting income	789	155	634	>100

The average unit selling price per ton generated increased to $1,098 per ton for the six months ended December 31, 2008, compared to the corresponding period in 2007 of $757, representing an increase of $341, or 45.1%, period-on-period. This increase was mainly due to increases in average raw material prices period-on-period and therefore selling prices, and an increase in average unit selling price of the major products sold during the period. Sales of low-carbon hard-rolled steel products, which accounted for $17,388,885, or 40.5%, of the total sales mix for the six months ended December 31, 2008, increased by 8,092 metric tons, or 111.1%, period-on-period to 15,376 metric tons for the six months ended December 31, 2008, compared to 7,284 metric tons for the six months ended December 31, 2007. Meanwhile, the average unit selling price of this product increased $429 to $1,131 for the six months ended December 31, 2008.

A break-down of our sales by major customer for the six months ended December 31, 2008 and 2007 is as follows:

	Six Months Ended December 31
Customers	2008 ($)	% to sales	2007 ($)	% to sales
Salzgitter Mannesmann International GMBH	13,651,071	32	*	*
Shanghai Changshuo Stainless Steel Processing Co. Ltd.	4,555,411	11	11,076,780	27
Jiangsu Sumec International Trading Co., Ltd.	3,217,647	7	*	*
Shanghai Bayou Industrial Co., Ltd.	2,961,644	7	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,864,414	4	*	*
Shanghai Shengdejia Metal Products Limited	*	*	6,492,562	16
Beijing Beimo Aircraft Material Technology Company Limited	*	*	1,843,650	5
Hangzhou Relian Company Limited	*	*	1,670,246	4
Shangdong Province Boxing County Longhua Material Ltd.	*	*	1,667,100	4
	26,250,187	61	22,750,338	56
Others	16,674,191	39	17,665,218	44
Total	42,924,378	100	40,415,556	100
_____________________
* Not a major customer for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales increased to 61% for the six months ended December 31, 2008 as compared to 56% for the six months ended December 31, 2007. With the exception of Shanghai Changshuo Stainless Steel Processing Co. Ltd., the top five major customers were different period-on-period. The change in customer mix reflects our broadened customer base during the course of the period.

Cost of Sales. Cost of sales increased by $6,746,396, or 23.4%, period-on-period to $35,520,383 for the six months ended December 31, 2008, from $28,773,987 for the six months ended December 31, 2007. Cost of sales represented 82.8% of sales revenues for the six months ended December 31, 2008 compared to 71.2% for the six months ended December 31, 2007. Average cost of production per ton increased to $909 for the six months ended December 31, 2008 compared to an average cost of production per ton of $539 for the six months ended December 31, 2007,  representing an increase of $370 per ton, or 68.6%, period-on-period. Meanwhile, the average selling price per ton increased by $341 per ton, or 45.1%, period-on-period to $1,098 per ton for the six months ended December 31, 2008, from $757 per ton for the six months ended December 31, 2007.

	Six Months Ended December 31,
	2008	2007	Variance
	$	$	$	%
Cost of sales
- Raw materials	30,597,181	24,973,918	5,623,263	22.5
- Direct labor	380,350	346,011	34,339	9.9
- Factory overhead	4,542,852	3,454,058	1,088,794	31.5
	35,520,383	28,773,987	6,746,396	23.4

Cost per unit sold
Total units sold (tons)	39,077	53,378	(14,301)	(26.8)
Average cost per unit sold ($/ton)	909	539	370	68.6

Management believes that the increase in cost of sales is represented by the combined effect of:

	a significant increase in cost of raw materials per unit sold of $315, or 67.3%, from $468 for the six months ended December 31, 2007 compared to $783 for the six months ended December 31, 2008;

	an increase in factory overhead per unit sold of $51 or 78.5% from $65 for six months ended December 31, 2007 compared to $116 for the six months ended December 31, 2008.

The cost of raw materials consumed increased by $5,623,263, or 22.5%, period-on-period to $30,597,181for the six months ended December 31, 2008 from $24,973,918 for the six months ended December 31, 2007. This increase was mainly due to increases in raw material prices period-on-period.

Manufacturing overhead costs increased by $1,088,794, or 31.5%, period-on-period to $4,542,852 for the six months ended December 31, 2008, from $3,454,058 for the six months ended December 31, 2007. The increase was mainly attributable to the combined effect of an increase in depreciation of $564,740, or 58.7%, period-on-period to $1,526,548for the six months ended December 31, 2008, from $961,808 for the six months ended December 31, 2007, an increase in utilities by $191,082, or 28.5%, period-on-period to $861,125 for the six months ended December 31, 2008, from $670,043 for the six months ended December 31, 2007, and an increase in low consumables by $173,815, or 16.4%, period-on-period to $1,234,986 for the six months ended December 31, 2008, from $1,061,171 for the six months ended December 31, 2007.

Selling Expenses.  Selling expenses increased by $1,052,381, or 373.9%, period-on-period, to $1,333,830 for the six months ended December 31, 2008 compared to the corresponding period in 2007 of $281,449. The increase was mainly attributable to increases in sales commission paid to export agents based on increased tonnage sold, and transportation and custom clearing charges in relation to our expanded export sales period-on-period. Our export precision products, the low carbon hard-rolled steel, accounted for $17,388,885, or 40.5%, of the sales mix for the six months ended December 31, 2008, compared to $5,111,386, or 12.6% of sales during the six months ended December 31, 2007.

Administrative Expenses.  Administrative expenses decreased by $292,391, or 21.9%, period-on-period, to $1,040,205 for the six months ended December 31, 2008 compared to $1,332,596 in the comparable period in 2007. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the six months ended December 31, 2008 and as we become more familiar with the rules and regulations as a listed company.

Income from Operations. Income from operations before income tax decreased by $8,205,337, or 87.8%, period-on-period to $1,140,977 for the six months ended December 31, 2008 from $9,346,314 for the six months ended December 31, 2007, as a result of the worldwide economic downturn and slowing demands which have affected both sales revenue and margins. Also, the net loss in the second quarter ended December 31, 2008 included an allowance for bad and doubtful debts in the amount of $3,829,462 due to a dispute over services rendered by the Company.

Other income.  Our other income decreased $532,709, or 67.2% to $259,701 for the six months ended December 31, 2008 from $792,410 for the same period in 2007.  As a percentage of revenues, other income decreased to 0.6% for the six months ended December 31, 2008 from 2.0% for the same period in 2007. Such percentage decrease in interest income was primarily due to lower cash balances and decrease of interest rate period-on-period.

Interest Expense.  Total interest expense decreased $110,819, or 14.6%, to $648,182 for the six months ended December 31, 2008, from $759,001 for the same period in 2007 due to lower loan balances and a lower weighted average interest rate during 2008 as compared to 2007.

Income Tax. For the six months ended December 31, 2008, we recognized income tax benefit of $148,257, while for the same period in 2007, we recognized an income tax expense of $52,566. The decrease in income tax expenses mainly resulted from the reversal of provision for current income tax expense in relation to the bad debt written off during the six months ended December 31, 2008.

Net Income. Net income decreased by $8,426,404, or 90.3%, period-on-period to $900,753 for the six months ended December 31, 2008, from $9,327,157 for the six months ended December 31, 2007, as a result of the factors above.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations.  Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding short-term loans. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2008, we had cash and cash equivalents of approximately $14.8 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Six Months Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$8,663,138	$(7,062,646)
Net cash used in investing activities	$(12,954,497)	$(5,508,327)
Net cash provided by financing activities	$182,295	$45,610,096
Net cash flow	$(3,805,177)	$34,700,249

Operating Activities.  Net cash flows provided by operating activities for the six months ended December 31, 2008 was $8,663,138 as compared with $7,062,646 used in operating activities for the six months ended December 31, 2007, for a net increase of $15,725,784. This increase was mainly due to a substantial increase in accounts receivable, offset by decreases in inventories and advances from customers during the six months ended December 31, 2008.

Investing Activities. Our main uses of cash for investing activities during the six months ended December 31, 2008 were for purchase of property, plant and equipment.  We believe these capital investments increase our capacity, expand our product line, and reduce risks related to occupancy costs, thereby creating new opportunities to grow sales and control expenses.

Net cash flows used in investing activities for the six months ended December 31, 2008 was $12,954,497 as compared with $5,508,327 for the six months ended December 31, 2007. The increase in investing activity was due to increased construction during the six months ended December 31, 2008 as compared to the same period in 2007.

As of December 31, 2008, the Company had $917,000 in commitments for capital expenditures for contractual commitments of the construction projects related to the new 1450mm cold-rolling mill and expansion of our production facilities. We currently have sufficient capital resources to meet these contractual commitments and have commenced construction of the 1450mm mill during the second quarter of fiscal 2009.

Financing Activities.  Net cash flows provided by financing activities for the six months ended December 31, 2008, was $182,295 as compared with $45,610,096 provided by financing activities for the six months ended December 31, 2007. During the six months ended December 31, 2008, the Company received $269,985 in net proceeds from the exercise of warrants, which was partially offset by repayment of short-term loans in the amount $87,690. The six months ended December 31, 2007 reflect net proceeds of approximately $44 million from an offering of the Company’s common stock, repayment and renewing of short-term loans which offset each other, as well as advances from directors in the amount $2,154,257.

On December 30, 2008, we filed a universal shelf registration statement with the SEC. The shelf registration, when declared effective, will permit us to issue securities valued at up to an aggregate of $40 million. Once effective, we will have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

Current Assets. Current assets decreased by $13,430,643, or 12.4%, period-on-period to $94,703,279 as of December 31, 2008, from $108,133,922 as of June 30, 2008, principally as a result of decreases in accounts receivable of $10,534,533, or 31.2%, period-on-period and cash and equivalents by $3,805,177, or 20.5%, period-on-period, offset by an increase in bills receivable of $3,324,769, or 77.1%, period on period. The decrease in cash and cash equivalents is mainly attributable spending on construction of the third rolling mill during the three months ended December 31, 2008.

Current Liabilities. Current liabilities decreased by $3,964,753, or 8.8%, period-on-period to $41,264,649 as of December 31, 2008, from $45,229,402 as of June 30, 2008. The decrease was mainly attributable to a decrease in advances from customers of $2,982,416, or 42.6%, period-on-period, and a decrease in other taxes payable of $409,696, or 10.3%, period-on-period.

As of December 31, 2008, we had $17,457,984 in short term bank debt. This bank debt is due in July 2009 and we expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures. During the three months ended December 31, 2008, we invested $12,954,497 in property, production plants and equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2008, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars
Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	July 23, 2008	July 31, 2009	1 year	USD: SIBOR + 3%; RMB: 1.13 times of the PBOC rate	$5,300,000; $2,904,700 (RMB20,000,000)
Raiffeisen Zentralbank Österreich AG	July 20, 2008	July 31, 2009	1 year	1.15 times of the PBOC rate	$9,253,284 (RMB63,600,000)
Total					$17,457,984

As of December 31, 2008, we had $17,457,984 in short term bank debt as illustrated in the above table. Such debt is secured by land use rights, buildings, plant and machinery.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels through the next twelve months.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2008:

	At December 31, 2008 Payments Due By Period
(in thousands)	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014and Beyond
Contractual obligations:
Debt Obligations	$18,435,631	$18,435,631	$—	$—	$—
Construction Commitments	917,000	917,000	—	—	—
	$19,352,631	$19,352,631	$—	$—	$—

In October 2004, Tuorong agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 20-acre parcel, for a lease period of 50 years, at a cost of $472,441. Additionally in November 2005, Chengtong agreed to purchase a land use right from the Shanghai Xuhang Industrial Development Co., Ltd. with respect to a 27.04-acre parcel, for a lease period of 50 years, at a cost of $497,795. In November 2006, Chengtong entered into an agreement with the Shanghai Labor and Economic Development Council, which supersedes the aforementioned Tuorong agreement, to purchase a total of 21.34-acre parcel for a lease period of 50 years at an aggregate amount of $672,126. In December 2006, Tuorong entered into a Compensation Agreement with the Shanghai Jiading Housing, Land and Resource Management Bureau to pay an aggregate amount of $637,294 in connection to the two aforementioned parcels. During the six months ended December 31, 2008, additional payment in the amount of $717,842 has been made in relation to the abovementioned agreements and land use right.

As of December 31, 2008, the Company also had $917,000 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Shanghai Blessford’s production facilities. We believe this capital investment increases our capacity, expand our product line, and thereby creating new opportunities to grow sales.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). “SFAS 141(R)” will change the accounting for business combinations. Under SFAS No.141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No.141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December15, 2008. SFAS 141(R) will impact the Company in the event of any future acquisition.

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

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The guidance in “SFAS 161” is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS 161.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets”(“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles"(“SFAS 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS 162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FASB 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FASB 157-3”). This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. The adoption of FAS 157-3 did not impact our consolidated financial statements in any material respect.

Critical Accounting Policies

See Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, for a discussion of our critical accounting policies.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese new year holidays.

Off-Balance Sheet Arrangements

For the three and six months ended December 31, 2008, we did not have any off-balance sheet arrangements.

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

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of December 31, 2008 the exchange rate was 6.823 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i)our income and profit are mainly denominated in Renminbi, and (ii)the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At December 31, 2008, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $17 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million at December 31, 2008.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At December 31, 2008, the Group’s total bank debt outstanding was $17,457,984, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. For the current financial year, annual interest on loans is anticipated to be approximately $0.9 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $175,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At December 31, 2008, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.1 million at December 31, 2008.

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

The Group has no open derivative commodity instruments as of December 31, 2008 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results.  We generally manufacture our products to match orders from our customers. Due to the specialized nature of our products, we are able to purchase raw materials based upon customer orders. This operating model allows us to effectively pass along fluctuations in the price of raw materials to our customers. For commonly used raw materials, we purchase larger quantities when we believe prices are likely to increase in the short term in order to minimize the impact of any such price increase.

Although we believe that inflation has not had a material effect on our results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to effectively pass along fluctuations to our customers and our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Wo Hing Li, our President and Chief Executive Officer and Leada Tak Tai Li, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, these executive officers concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting.

During the fiscal quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may have disputes that arise in the ordinary course of our business. Currently, there are no legal proceedings to which we are a party, or to which any of our property is subject, that we expect to have a material adverse effect on our financial condition.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 15, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities in the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities in the quarter ended June 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2009

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