Form 10-Q
period 2009-03-31
China Precision Steel, Inc.
filed 2009-05-11
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10−Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Room B, 18th Floor, Teda Building
87 Wing Lok Street, Sheungwan, Hong Kong,
People’s Republic of China
(Address of principal executive offices, Zip Code)

852-2543-2290
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common equity, as of May 6, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,953

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

  CHINA PRECISION STEEL, INC.
  INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

		(Unaudited)
		March 31,	June 30,
	Notes	2009	2008

Assets

Current assets
Cash and equivalents		$5,569,806	$18,568,842
Accounts receivable net of allowances of $1,036,609 and $1,033,479 at March 31, 2009 and June 30, 2008, respectively	5	21,029,146	33,783,074
Bills receivable		2,288,691	4,309,703
Other receivables		259,827	571,746
Inventories	6	22,606,039	17,815,087
Prepaid expenses		131,841	58,105
Advances to suppliers, net of allowances of $2,530,479 and $2,522,837 at March 31, 2009 and June 30, 2008,respectively	7	25,477,855	33,027,365

Total current assets		77,363,205	108,133,922

Property and equipment
Property and equipment, net	8	39,800,096	39,199,305
Deposit for plant and machinery		8,048,466	-
Construction-in-progress	9	29,949,380	16,476,454

		77,797,942	55,675,759

Intangible assets, net	10	2,394,406	1,625,690

Goodwill		99,999	99,999

Total assets		$157,655,552	$165,535,370

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued liabilities		$10,023,519	$12,047,981
Advances from customers	11	3,581,863	6,996,996
Other taxes payables		3,529,867	3,976,239
Current income taxes payable		4,746,903	4,742,387
Short-term loans	12	17,430,904	17,465,799

Total current liabilities		39,313,056	45,229,402

Stockholders' equity:

Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2009 and June 30, 2008	13
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,953 and 46,472,953 issued and outstanding March 31, 2009 and June 30, 2008	13	46,563	46,473
Additional paid-in capital	13	75,642,383	75,372,488
Accumulated other comprehensive income		9,679,901	9,295,658
Retained earnings		32,973,649	35,591,349

Total stockholders' equity		118,342,496	120,305,968

Total liabilities and stockholders' equity		$157,655,552	$165,535,370

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2009 and 2008
(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2009	2008	2009	2008

Revenues
Sales revenues		$7,623,209	$18,773,504	$50,547,587	$59,189,060
Cost of goods sold		9,605,252	13,399,010	45,125,635	42,172,997

Gross profit/(loss)		(1,982,043)	5,374,494	5,421,952	17,016,063

Operating expenses
Selling expenses		298,492	203,477	1,632,322	484,926
Administrative expenses		541,251	699,220	1,581,456	2,031,816
Bad and doubtful debts		672	10,150	3,830,134	661,930
Depreciation and amortization		33,624	17,155	93,145	46,585

Total operating expenses		874,039	930,002	7,137,057	3,225,257

Income/(loss) from operations		(2,856,082)	4,444,492	(1,715,105)	13,790,806

Other income/(expense)
Other revenues		76,556	152,894	336,257	945,304

Interest and finance costs		(257,123)	(415,863)	(905,305)	(1,174,864)

Total other income/(expense)		(180,567)	(262,969)	(569,048)	(229,560)

Net income/(loss) from operations before income tax		(3,036,649)	4,181,523	(2,284,153)	13,561,246

Income tax	15
Current		481,804	543,623	333,547	1,660,217

Deferred		-	-	-	(1,064,028)

Total income tax		481,804	543,623	333,547	596,189

Net income/(loss)		$(3,518,453)	$3,637,900	$(2,617,700)	$12,965,057

Basic earnings/(loss) per share	16	$(0.08)	$0.08	$(0.06)	$0.31

Basic weighted average shares outstanding		46,562,953	45,896,288	46,560,656	42,088,128

Diluted earnings/(loss) per share	16	$(0.08)	$0.08	$(0.06)	$0.30

Diluted weighted average shares outstanding		46,562,953	46,365,778	46,560,656	42,555,912

The Components of comprehensive income/(loss):
Net income/(loss)		$(3,518,453)	$3,637,900	$(2,617,700)	$12,965,057
Foreign currency translation adjustment		(366,181)	3,481,498	384,243	5,567,813

Comprehensive income/(loss)		$(3,884,634)	$7,119,398	$(2,233,457)	$18,532,870

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended March 31, 2009
and the Year ended June 30, 2008

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2007	37,378,141	$37,378	$31,867,063	$2,192,160	$17,008,238	$51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(130,468)	-	-	(130,468)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	765,872	766	1,729,235	-	-	1,730,001
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)

Foreign currency translation adjustment	-	-	-	7,103,498	-	7,103,498
Net income	-	-	-	-	18,583,111	18,583,111

Balance at June 30, 2008	46,472,953	46,473	75,372,488	9,295,658	35,591,349	120,305,968

Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	384,243	-	384,243
Net loss	-	-	-	-	(2,617,700)	(2,617,700)

Balance at March 31, 2009 (unaudited)	46,562,953	$46,563	$75,642,383	$9,679,901	$32,973,649	$118,342,496

China Precision Steel, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities
Net Income/(loss)	$(2,617,700)	$12,965,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,746,541	1,841,947
Allowance for bad and doubtful debts	3,830,134	661,930
Net changes in assets and liabilities:
Accounts receivable, bills receivable and other receivables	11,360,509	(26,067,887)
Inventories	(4,732,832)	(2,616,526)
Deposits	-	89,361
Prepaid expenses	(73,753)	(429,556)
Advances to suppliers	7,642,844	(25,893,725)
Accounts payable and accrued expenses	(2,058,293)	5,702,234
Advances from customers	(3,433,313)	5,037,976
Other taxes payable	(458,015)	2,220,328
Current income taxes	(9,841)	2,365,673
Deferred income taxes	-	(1,064,028)

Net cash (used in)/provided by operating activities	12,196,281	(25,187,216)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,231,638)	-
Deposit for plant and machinery	(8,048,466)	-
Purchases of land use rights	(786,643)	-
Construction in progress	(13,423,016)	(7,512,290)

Net cash (used in)/ investing activities	(25,489,763)	(7,512,290)

Cash flows from financing activities
Exercise of common stock warrants	269,985	-
Sale of common stock		44,375,282
Advances from/(to) directors, net	-	2,572,846
Notes payable proceeds	-	16,446,667
Repayments of short-term loan	(87,801)	(23,757,121)

Net cash provided by financing activities	182,184	39,637,674

Effect of exchange rate	112,262	1,852,473

Net increase/(decrease) in cash	(12,999,036)	8,790,641

Cash and cash equivalents, beginning of period	18,568,842	5,504,862

Cash and cash equivalents, end of period	$5,569,806	$14,295,503

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest paid	$905,305	$1,174,864
Taxes paid	$363,493	$-
Fixed asset purchases in accounts payable	$-	$233,885

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.
Notes to the Condensed Consolidated Financial Statements

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company” or “we”), under our former name, OraLabs Holding Corp., issued 25,363,002 shares of common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spinoff of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior OraLabs, Inc. operating activities reflected on the statements of operations as income (loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spinoff of OraLabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid in capital to the extent of the additional cash received which was also $558,797.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which include only normal recurring adjustments) necessary to present fairly the balance sheet of China Precision Steel, Inc. and subsidiaries as of March 31, 2009 and June 30, 2008, and the results of their operations and cash flows for the three and nine months ended March 31, 2009 and 2007. The results of operations for the three or nine months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2009.

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

Allowance for Doubtful Accounts - We provide an allowance for doubtful accounts to ensure accounts receivables are not overstated due to uncollectibility. Allowances for bad and doubtful accounts are maintained for the Company’s domestic and international customers and clients based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings, and it is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a customer’s inability to meet its financial obligations. At March 31, 2009 and June 30, 2008, the Company had $1,036,609 and $1,033,479 of allowances for doubtful accounts, respectively.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Costs of conversion of inventories include fixed and variable production overheads, taking into account the stage of completion.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers - In order to secure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances. The Company created this partial reserve against advances to suppliers for goods ordered and not received within one year of the advance payment made.

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

Impairment of Long-Lived Assets - The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 142 and SFAS No. 144, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2009 and 2008, the Company capitalized no interest to construction-in-progress.

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

Functional Currency and Translating Financial Statements – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

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

Accumulated Other Comprehensive Income – Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates had expired on December 31, 2008 and will be subject to the 25% statutory rates from January 1, 2009 onward, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three and nine months ended March 31, 2009, the Company’s pension cost charged to the statements of operations under the plan amounted to $70,709 and $231,594, respectively, all of which have been paid to the National Social Security Fund (2008: $83,273 and $215,931, respectively).

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2009 and June 30, 2008 because of the relatively short-term maturity of these instruments.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases exceeded 10% of total sales during the nine months ended March 31, 2009 and 2008 is as follows:

Customers	2009		% to sales		2008		% to sales
Salzgitter Mannesmann International GMBH	13,653,466		27		—	*	—	*
Shanghai Changshuo Stainless Steel Co., Ltd.	—	*	—	*	14,174,957		24
Shanghai Shengdejia Metal Products Limited	—	*	—	*	10,854,529		18
Sinosteel Company Limited	—	*	—	*	10,854,529		18

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the nine months ended March 31, 2009 and 2008 is as follows:

Suppliers	2009	% to consumption	2008	% to purchase

BaoSteel Steel Products Trading Co. Ltd.	10,758,080	31	13,259,732	34

Shanghai Pinyun Steel Co., Ltd	8,486,770	25	8,278,110	21

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $21,029,146 and $33,783,074 as of March 31, 2009 and June 30, 2008, respectively.

 From time to time, accounts receivable are reviewed for changes from the historic collection experience to ensure the appropriateness of the allowances. These estimates had been relatively accurate in the past and there was no need to revise such estimates. However, we will review such estimates more frequently when needed, and make revisions if necessary. The continuation or intensification of the current global economic crisis and turmoil in the global financial markets may have negative consequences for the business operations of our customers and adversely impact their ability to meet their obligations to us. A significant change in our collection experience, deterioration in the aging of receivables and collection difficulties could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results.

6.    Inventories

As of March 31, 2009 and June 30, 2008 inventories consisted of the following:

At cost:	March 31, 2009	June 30, 2008
Raw materials	$10,255,186	$8,376,173
Work in progress	3,206,718	3,247,093
Finished goods	7,029,177	3,918,801
Consumable items	2,114,958	2,273,020
	$22,606,039	$17,815,087

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

7.  Advance to Suppliers

Cash advances are shown net of allowances of $2,530,479 and $2,522,837 at March 31, 2009 and June 30, 2008, respectively.

Two of the Company’s major long-term suppliers, who each represent 33% and 27% of our advances to suppliers as of March 31, 2009, respectively, have advised the management that they are committed to delivering the contracted raw materials in accordance with the terms of their supply contracts. Management expects to receive these raw materials in the next 6 months.

8.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2009	June 30, 2008
Plant and machinery	$25,839,027	$22,725,528
Buildings	21,763,406	21,685,208
Motor vehicles	526,552	379,885
Office equipment	214,669	185,161
	48,343,654	44,975,782
Less: Accumulated depreciation	(8,543,558)	(5,776,477)
	$39,800,096	$39,199,305

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and nine months ended March 31, 2009, depreciation totaling $1,437,115 and $3,021,547, respectively, was included as a component of cost of goods sold (2008: $770,556 and $1,430,250, respectively).

Plant and machinery amounting to $17,827,400 (June 30, 2008: $18,972,430) and land use right amounting to $555,943 (June 30, 2008: $553,404) were pledged for short-term loans totaling $17,430,904.

9.  Construction-In-Progress

As of March 31, 2009 and June 30, 2008, construction-in-progress consisted of the following:

	March 31, 2009	June 30, 2008
Construction costs	$29,949,380	$16,476,454

Construction-in-progress represents construction and installations of a cold-rolling mill and annealing furnaces.

10.  Intangible Assets

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $35,000 is to be recorded each year starting from the current financial year ending June 30, 2009 for the remaining lease period.

Intangible assets of the Company are reviewed annually, or more frequently if there are triggering events, to determine whether their carrying value has become impaired, in conformity with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

11.  Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

12.  Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2009	June 30, 2008
Bank loan dated August 1, 2008, due in one year with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (4.2% at March 31, 2009) (Note 8)	5,300,000	5,300,000

Bank loan dated August 1, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at March 31, 2009) (Note 8)	2,902,130	2,886,952

Bank loan dated July 26, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at March 31, 2009) (Note 8)	9,228,774	9,278,847

	$17,430,904	$17,465,799

The above short-term loans are secured by land use rights, buildings, plant and machinery.

The weighted-average interest rate on short-term loans at March 31, 2009 and June 30, 2008 was 5.53% and 7.72%, respectively.

13.  Equity

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

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and were recorded to additional paid-in capital. The intended usage of the net proceeds was for repayment of certain bank debt, capital expenditure, and general corporate purposes. During the year ended June 30, 2008, long-term bank loans of $13,042,159 were paid off, and a progress payment of $7,016,729 was made in relation to the construction of the third cold rolling mill. During the nine months ended March 31, 2009, we invested an additional $13,423,016 in construction in progress and property, production plants and equipment in relation to the third cold rolling mill and expansion of the Shanghai Blessford production facilities.

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

14.  Stock Warrants

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2008	Granted	Expired or Exercised	Outstanding March 31, 2009	Expiration Date
$3.00	448,392	-0-	(90,000)	358,392	February 22, 2011
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013
$7.38	225,600	-0-	-0-	225,600	November 5, 2010

15.  Income Taxes

For enterprise income tax reporting purposes, the Company reports income and expenses on an accrual basis and is required to compute a 10% salvage value when computing depreciation expense. For financial reporting purposes, the Company reports income and expenses on the accrual basis and does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended March 31,		Nine months ended March 31
	2009	2008	2009	2008
Tax savings	$188,410	$(589,520)	$(223,567)	$(1,935,620)

Benefit per share
Basic	$0.004	$(0.01)	$(0.005)	$(0.04)
Diluted	$0.004	$(0.01)	$(0.005)	$(0.04)

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2009 and June 30, 2008 are as follows:

Deferred tax assets and liabilities:	March 31 2009	June 30, 2008

Book depreciation in excess of tax depreciation	$770,458	$169,962

Temporary differences resulting from allowances	891,770	573,324

Net deferred income tax asset	$1,662,228	$743,286
Valuation allowance	(1,662,228)	(743,286)
	$—	$—

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income before income taxes is as follows.

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Computed tax at federal statutory rate of 34%	$(1,032,462)	$1,421,718	$(776,613)	$4,610,824
Less adjustment to China Enterprise Income Tax statutory rate of 25% in 2009 and 2008	248,556	(517,760)	141,784	(1,131,579)
Tax effect of US losses not deductible in PRC	595,494	229,185	743,004	446,953
Income not subject to tax	—	—	—	(330,361)
Deferred taxes	—	—	—	(1,064,028)
Benefit of tax holiday	188,410	(589,520)	(223,567)	(1,935,620)
Expenses not deductible for tax	478,767	—	478,767	—
Others	3,039	—	(29,828)	—
Income tax expense per books	$481,804	$543,623	$333,547	$596,189

Income tax expense consists of:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Income tax expense for the current year - PRC	$481,804	$543,623	$333,547	$1,660,217
Deferred income tax (benefit) - PRC	—	—	—	(1,064,028)
Income tax expense per books	$481,804	$543,623	$333,547	$596,189

16.  Earnings/(loss) Per Share

SFAS 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the nine months ended March 31, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the nine months ended March 31, 2008, dilutive shares include outstanding warrants to purchase 1,025,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60.  Warrants to purchase 1,420,000 shares at an exercise price of $8.45; and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

For the three months ended March 31, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

The following reconciles the components of the EPS computation:

	Income(Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2009:
Net (loss)	$(3,518,453)
Basic EPS income/(loss) available to common shareholders	$(3,518,453)	46,562,953	$(0.08)
Effect of dilutive securities		-
Diluted EPS income/(loss) available to common shareholders	$(3,518,453)	46,562,953	$(0.08)

For the three months ended March 31, 2008:
Net income	$3,637,900
Basic EPS income available to common shareholders	$3,637,900	45,896,288	$0.08
Effect of dilutive securities		-
Warrants		469,490
Diluted EPS income available to common shareholders	$3,637,900	46,562,953	$0.08

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2009:
Net income/(loss)	$(2,617,700)
Basic EPS income available to common shareholders	$(2,617,700)	46,560,656	$(0.06)
Effect of dilutive securities		-
Diluted EPS income available to common shareholders	$(2,617,700)	46,560,656	$(0.06)
For the nine months ended March 31, 2008:
Net income	$12,965,057
Basic EPS income available to common shareholders	$12,965,057	42,088,128	$0.31
Effect of dilutive securities		-
Warrants		467,784
Diluted EPS income available to common shareholders	$12,965,057	42,555,912	$0.30

17.  Capital Commitments

As of March 31, 2009, the Company had contractual commitments $2,495,610 for the construction of a cold rolling mill and annealing furnaces.

18.  Impairment

We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjust the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the asset fair value is subject to significant judgment.

The recent decline in market cap and stock price has triggered an interim impairment test under SFAS No. 142 and SFAS No. 144, an impairment test was performed for the nine months ended March 31, 2009 and no impairment charges were recognized for the relevant period. As of March 31, 2009, the Company expects these assets to be fully recoverable. Goodwill amounting to $99,999 as at March 31, 2009 was considered immaterial and not tested for impairment.

19.  Recent Accounting Pronouncements

FASB recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not impact our consolidated financial statements in any material respect.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles" (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS No. 162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (FASB No. 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FAS 157-3”). This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. The adoption of FAS 157-3 will not impact our consolidated financial statements in any material respect.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003) ("FSP No. 132 (R) -1"). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R) -1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2008.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this Quarterly Report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2009 (unaudited) and June 30, 2008, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine month periods ended March 31, 2009 and 2008.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to: “Blessford International” are to PSHL’s subsidiary Blessford International Limited, a BVI company; “Chengtong” are to PSHL’s subsidiary Shanghai Chengtong Precision Strip Co., Limited, a PRC company; “China” and “PRC” are to the People’s Republic of China; the “Company,” the “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries; “Exchange Act” means the Securities Exchange Act of 1934, as amended; “PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company; “RMB” are to Renminbi, the legal currency of China; “Securities Act” are to the Securities Act of 1933, as amended; “Shanghai Blessford” are to Blessford International’s subsidiary Shanghai Blessford Alloy Company Limited, a PRC company; “Tuorong” are to PSHL’s subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company; “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; and “BVI” are to the British Virgin Islands.

Where You Can Find Additional Information

We file annual, quarterly and other reports, proxy statements and other information with the SEC. You may obtain and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549-1004. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings, including exhibits filed therewith, are accessible through the Internet at that website.

You may also request a copy of our SEC filings, at no cost to you, by writing or telephoning us at: China Precision Steel, Inc., Room B, 18th Floor, Teda Building, 87 Wing Lok Street, Sheungwan, Hong Kong, People’s Republic of China, attention Corporate Secretary, telephone 852-2543-2290. We will not send exhibits to the documents, unless the exhibits are specifically requested and you pay our fee for duplication and delivery.

Overview of Our Business

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

With more specific support details yet to be announced and the global crisis and its impact on China yet to run their full course, we expect to continue to experience weak demands and volatilities in both domestic and international markets in the foreseeable future.

Third Quarter Financial Performance Highlights

During the third fiscal quarter of 2009, we continued to see slower demands and lower steel prices compared to same period a year ago as a result of the impacts of the persisting global crisis. There were decreases in sales volume across all of our product lines over the three months ended March 31, 2009 as we are faced with multiple challenges and experiencing a difficult time with the global economic downturn. Demand is weak in all of the end segments we sell to, especially the high-carbon cold-rolled steel which are mainly used in auto components manufacturing, due to excess capacity and high inventory levels in the industry. Our two cold-rolling mills that were running at full capacity at the end of calendar 2008 are now operating at approximately 60% utilization rate due to reduced orders on hand.

For the three months ended March 31, 2009, we sold a total of 11,000 tons of products, a decrease of 13,273 tons from 24,273 tons same period a year ago, due to slower demands and reduced orders on hand. Management believes that such decrease was caused by various factors including decrease in product orders from auto components manufacturers and from the Chinese auto industry that is experiencing weak demand and excess capacity; decrease in low-carbon cold rolled products, our exported products, due to the current credit crisis and the need to reduce exposure in the exporting business, and reduced orders in subcontracting income due to slower demand from customers during a downward economy and trending uncertainties of the industry. Lower sales and high raw material costs have led to a gross loss of $1,982,043 and a net loss of $3,518,453 for the three months ended March 31, 2009.

It is currently unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. Furthermore, deteriorating economic conditions, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers. could have further negative consequences on our business operations.  For the foreseeable future, we expect a continuation of weak demand and volatility in both domestic and international markets across all product segments, and significantly adverse impacts on our gross margin due to a decrease in sales of our high margin high carbon cold rolled steel used mainly in auto components manufacturing.  However, due to the nature of our niche segment and high-end products, we have been able to keep quality customers and negotiate new contracts with a number of new customers during the quarter, including three new customers in the high carbon cold rolled product segment. Management continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity.  If these talks are successful, we could see additional sales from a broadened customer base which would further mitigate the impact of the current global slowdown on our business and results of operations.

Management also continues to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts with countries or customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. Management believes that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we continue to face volatilities in demand and overall steel industry, the medium to long term prospects remain highly optimistic and we believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the third quarter of 2009:

•	Revenues: Our revenues were approximately $7.6 million for the third quarter of 2009, a decrease of 59.4% from the same quarter of last year.

•	Gross Margin: Gross margin was (26.0)% for the third quarter of 2009, as compared to 28.6% for the same period in 2008.

•
Income/(loss) from operations before tax: Loss from operations before tax was approximately $2.9 million for the third quarter of 2009, as compared to income from operations before tax of $4.4 million of the same period last year.

•	Net Income/(loss): Net loss was approximately $3.5 million for the third quarter of 2009, a decrease of 196.7% from a net income of approximately $3.6 million for the same period last year.

•	Fully diluted loss per share was $0.08 for the third quarter of 2009 compared to a fully diluted earnings per share of $0.08 for the same period last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in millions of U.S. dollars and as a percentage of revenues.

All amounts, other than percentages, in U.S. dollars

	Three Months ended March 31,				Nine Months ended March 31,
	2009		2008		2009		2008
Revenues	$7,623,209	100.0%	$18,773,504	100.0%	$50,547,587	100.0%	$59,189,060	100.00%
Cost of sales (including depreciation and amortization)	9,605,252	126.0%	13,399,010	71.4%	45,125,635	89.3%	42,172,997	71.3%
Gross profit/(loss)	(1,982,043)	(26.0)%	5,374,494	28.6%	5,421,952	10.7%	17,016,063	28.7%
Selling and marketing	298,492	3.9%	203,477	1.1%	1,632,322	3.2%	484,926	0.8%
Administrative expenses	541,251	7.1%	699,220	3.7%	1,581,456	3.1%	2,031,816	3.4%
Allowance for bad and doubtful debts	672	0%	10,150	0.1%	3,830,134	7.6%	661,930	1.1%
Depreciation and amortization	33,624	0.4%	17,155	0.1%	93,145	0.2%	46,585	0.1%
Income/(loss) from operations	(2,856,082)	(37.5)%	930,002	23.7%	(1,715,105)	(3.4)%	13,790,806	23.3%
Other income (expense)	76,556	1.0%	152,894	0.8%	336,257	0.7%	945,304	1.6%
Interest and finance costs	(257,123)	(3.4)%	(415,863)	(2.2)%	(905,305)	(1.8)%	(1,174,864)	(2.0)%
Income/(loss) before income taxes	(3,036,649)	(39.8)%	4,181,523	22.3%	(2,284,153)	(4.5)%	13,561,246	22.9%
Income taxes	(481,804)	6.3%	543,623	2.9%	(333,547)	0.7%	596,189	1.0%
Net income/(loss)	$(3,518,453)	(46.2)%	$3,637,900	19.4%	$(2,617,700)	(5.2)%	$12,965,057	21.9%
Basic earnings/(loss) per share	$(0.08)		$0.08		$(0.06)		$0.31
Diluted earnings/(loss) per share	$(0.08)		$0.08		$(0.06)		$0.30

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Sales Revenues. Sales volume decreased by 13,273 tons, or 54.7%, period-on-period to 11,000 tons for the three months ended March 31, 2009 from 24,273 tons for the three months ended March 31, 2008.  As a result, sales revenues decreased by $11,150,295, or 59.4%, period-on-period to $7,623,209 for the three months ended March 31, 2009 from $18,773,504 for the three months ended March 31, 2008. The decrease in sales and sales revenues are a result of decrease in demand across all product categories and lower average selling prices during the quarter ended March 31, 2009 caused by the global slowdown and a downturn of the steel industry, as discussed in third quarter financial performance highlights above.

 A break-down of our sales by product line for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	4,921	2,841,892	37.3	7,196	5,362,597	28.6	(2,275)
Low carbon hard rolled (export)	3,425	2,093,990	27.5	5,178	3,562,724	19.0	(1,753)
High-carbon cold-rolled	1,733	1,783,447	23.4	3,270	4,011,039	21.4	(1,537)
High-carbon hot-rolled	579	605,437	7.9	1,592	1,447,782	7.7	(1,013)
Sales of scrap metal	—	229,701	3.0	—	346,524	1.9	—
Subcontracting income	342	68,742	0.9	7,037	4,042,838	21.5	(6,695)
Total	11,000	7,623,209	100.0	24,273	18,773,504	100

Low carbon hard-rolled steel, which is also our exported precision steel products, accounted for 27.5% of sales during the three months ended March 31, 2009. This was $2,093,990, or 27.5%, of the current sales mix at an average selling price of $611 per ton for the three months ended March 31, 2009. This was the result of decrease in demand in our international markets, including Southeast Asia and Africa. This was also caused by management’s move to reduce credit exposure by avoiding entering into contracts with countries or customers with high credit and foreign exchange risks amid the ongoing credit crunch.  The low-carbon cold-rolled steel products accounted for 37.3% of the current sales mix at an average selling price of $578 per ton for the three months ended March 31, 2009 compared to 28.6% of the sales mix at an average selling price per ton of $745 for the three months ended March 31, 2008. The decrease is a result of reduced orders in the galvanized steel plates in this category. High-carbon cold-rolled steel products accounted for 23.4% of the current sales mix at an average selling price of $1,029 per ton for the three months ended March 31, 2009 compared to 21.4% of the sales mix at an average selling price per ton of $1,227 for the three months ended March 31, 2008.  The decrease in this category is largely attributable to the slowdown of the Chinese auto industry with its weak demand and excess capacity, as a large quantity of our high-carbon cold-rolled steel products is sold to Chinese auto components manufacturers. Subcontracting income decreased to 0.9% of the current sales mix at an average selling price of $201 for the three months ended March 31, 2009 compared to 21.5% of the sales mix for the three months ended March 31, 2008 at an average selling price of $575 during the quarter, as demand for these products are slow while volatilities are expected and visibility is low.

	Three Months Ended March 31,
Average selling prices	2009	2008	Variance
	$	$	$	%
Low-carbon cold-rolled	578	745	(167)	(22)
Low-carbon hard rolled (export)	611	694	(83)	(12)
High-carbon cold-rolled	1,029	1,227	(198)	(16)
High-carbon hot-rolled	1,045	909	136	15
Subcontracting income	201	575	(374)	(65)

The average unit selling price per ton generated decreased to $693 per ton for the three months ended March 31, 2009, compared to the corresponding period in 2008 of $773, representing a decrease of $80, or 10.3%, period-on-period. This decrease was mainly due to changes in average selling prices across the product categories due to weakened demand for steel products. Sales of low-carbon cold-rolled steel products have decreased by 2,275 tons, or 31.6%, period-on-period to 4,921 tons for the three months ended March 31, 2009 compared to 7,196 tons for the three months ended March 31, 2008. While the volume of low-carbon cold-rolled steel decreased, the average sales price also decreased $167, or 22%, to $578 in the three months ended March31, 2009, as compared to an average selling of $745 in the three months ended March 31, 2008. This product accounted for $2,841,892, or 37.3%, of the total sales mix for the three months ended March 31, 2009 compared to $5,362,597, or 28.6%, of the sales mix for the three months ended March 31, 2008.

A break-down of our sales by major customer for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31
Customers	2009 ($)	% to sales	2008 ($)	% to sales
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,309,743	17	*	*
Unimax & Far Corporation	1,192,141	16	526,322	3
Changshu Jiacheng Steel Plate Coating Factory	556,119	7	*	*
Houw Hing Holdings Ltd.	546,723	7	*	*
Shanghai Wozi Jintian Saw Blade Co., Ltd.	487,029	6	*	*
Shanghai Baosteel Stainless Processing and Distribution Co., Ltd.	*	*	3,906,047	21
Shanghai Bayou Trading Co., Ltd	*	*	1,628,451	9

Sahnghai Shengdejia Metal Products Co., Ltd.	*	*	1,223,316	4
Shanghai Changshuo Stainless Steel Processing Co., Ltd.	*	*	706,998	4
	4,091,755	53	7,991,134	43
Others	3,531,454	47	10,782,370	57
Total	7,623,209	100	18,773,504	100

___________________
* Not a major customer for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales increased to 53% for the three months ended March 31, 2009 as compared to 43% for the three months ended March 31, 2008. The top five major customers were different period-on-period with the exception of Unimax & Far Corporation. The change in customer mix reflects our focus in optimizing product mix to maximize margins supported by a broadened customer base during the course of the period.

We expect a continuation of weak demand and volatility in both domestic and international markets across various product segments in the foreseeable future, especially the higher margin low carbon cold rolled exported products and the high carbon cold rolled products that are sold to the troubled auto industry. These will have a significant negative impact on our sales, gross margins and results of operations. Management’s strategy is to strengthen our marketing activities by reaching out to potential customers whose past orders we had been unable to fill due to full capacity and customers who are looking to switch to us from their current higher cost imported purchases, which if successful, could result in additional sales from a broadened customer base and mitigate the impact of the current global slowdown.

Cost of Sales. Cost of sales decreased by $3,793,758, or 28.3%, period-on-period to $9,605,252 for the three months ended March 31, 2009 from $13,399,010 for the three months ended March 31, 2008. Cost of sales represented 126.0% of sales revenues for the three months ended March 31, 2009 compared to 71.4% for the three months ended March 31, 2008. Average cost per ton sold increased by $321, or 58.2%, period-on-period to $873 per ton for the three months ended March 31, 2009 from $552 per ton for the three months ended March 31, 2008. Meanwhile, the average selling price per ton decreased by $80 per ton, or 10.3%, period-on-period to $693 per ton for the three months ended March 31, 2009 from $773 per ton for the three months ended March 31, 2008, as a result of overall lower steel prices period-on-period.

	Three Months Ended March 31,
	2009	2008	Variance
	$	$	$	%
Cost of sales
- Raw materials	5,552,803	10,685,196	(5,132,393)	(48.0)
- Direct labor	498,968	134,404	364,564	271.2
- Factory overhead	3,553,481	2,579,410	974,071	37.8
	9,605,252	13,399,010	(3,793,758)	28.3

Cost per unit sold
Total units sold (tons)	11,000	24,273	(13,273)	54.7
Average cost per unit sold ($/ton)	873	552	321	58.2

 Management believes that the increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $65, or 14.8%, from $440 for the three months ended March 31, 2008, compared to $505 for the three months ended March 31, 2009;

•	an increase in factory overhead per unit sold of $217, or 204.7%, from $106 for three months ended March 31, 2008, compared to $323 for the three months ended March 31, 2009.

The cost of raw materials consumed decreased by $5,132,393, or 48.0%, period-on-period to $5,552,803, for the three months ended March 31, 2009 from $10,685,196 for the three months ended March 31, 2008. This decrease was due to decreases in sales period-on-period.

Manufacturing overhead costs increased by $974,071, or 37.8%, period-on-period to $3,553,481 for the three months ended March 31, 2009, from $2,579,410 for the three months ended March 31, 2008. The increase was mainly attributable to the combined effect of an increase in utilities allocated to cost of goods sold of $530,558, or 119%, period-on-period to $975,995 for the three months ended March 31, 2009 from $445,437 for the three months ended March 31, 2008, and an increase in depreciation allocated to cost of goods sold of $666,559, or 87%, period-on-period to $1,437,115 for the three months ended March 31, 2009, from $770,556 for the three months ended March 31, 2008.

Gross Profits/(loss) and Gross Margin/(loss). Our gross profit is equal to the difference between our revenues and our cost of goods sold. Gross profit in absolute terms decreased by $7,356,537, or 136.9%, period-on-period to $(1,982,043) for the three months ended March 31, 2009, from $5,374,494 for the three months ended March 31, 2008, while gross profit margin decreased to (26.0)% for the three months ended March 31, 2009, from 28.6% for the three months ended March 31, 2008. The gross loss for the quarter and the decrease in gross profit margin principally resulted from higher raw material cost and lower selling prices period-to-period, and our inability to pass on all of our labor and overhead costs to customers during a downturn in the economy during the three months ended March 31, 2009.

Selling Expenses.  Selling expenses increased by $95,015, or 46.7%, period-on-period, to $298,492 for the three months ended March 31, 2009 compared to the corresponding period in 2008 of $203,477. The increase was mainly attributable to the settlement of sales commission during the three months ended March 31, 2009 for goods shipped in the previous quarter.

Administrative Expenses.   Administrative expenses decreased by $157,969, or 22.6%, period-on-period, to $541,251 for the three months ended March 31, 2009 compared to the comparable period in 2008. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the quarter and as we become more familiar with the rules and regulations as a listed company.

Income from Operations. Income from operations before tax decreased by $7,218,172, or 173%, period-on-period to a loss of $3,036,649 for the three months ended March 31, 2009 from an income of $4,181,523 for the three months ended March 31, 2008, as a result of the worldwide economic downturn and slowing demands from customers and markets we sell to as discussed above.

Other income.  Our other income decreased $76,338, or 49.9% to $76,556 for the three months ended March 31, 2009, from $152,894 for the same period in 2008.  Such percentage decrease was primarily due to lower interest income earned during the period with a lower cash balance coupled with lower interest rates.

Interest Expense.  Total interest expense decreased $158,740, or 38.2%, to $257,123 for the three months ended March 31, 2009, from $415,863 for the same period in 2008 due to lower loan balances and lower interest rates.

Income Taxes.  China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%.  No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no United States taxable income during the three months ended March 31, 2009. Our wholly owned subsidiaries PSHL and Blessford International were incorporated in the BVI and, under the current laws of the BVI, are not subject to income taxes.

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

For the three months ended March 31, 2009, we recognized an income tax expense of $481,804, while for the same period in 2008, we recognized an income tax expense of $543,623. The decrease in income tax expenses mainly resulted from a net loss for the quarter ended March 31, 2009.

Net Income.  Net income decreased by $7,156,353, or 196.7%, period-on-period to a loss of $3,518,453 for the three months ended March 31, 2009, from net income of $3,637,900 for the three months ended March 31, 2008, as a result of the factors described above.

Comparison of Nine Months Ended March 31, 2009 and March 31, 2008

Gross Profit. Gross profit in absolute terms decreased by $11,594,111, or 68.1%, period-on-period to $5,421,952 for the nine months ended March 31, 2009 from $17,016,063 for the nine months ended March 31, 2008, while gross profit margin decreased to 10.7% for the nine months ended March 31, 2009 from 28.7% for the nine months ended March 31, 2008, as a result of lower sales revenues due to slower demand and increased cost of sales across all cost components period-on-period. The significantly lower gross profit and gross margin for the nine months ended March 31, 2009 was primarily caused by weak performance as a result of downturn of the global economy during the third quarter leading to a gross loss of $1,982,043, as well as two direct sales transactions of raw materials in the amount of $2,685,419, or 11% of sales revenues for the first quarter.

Sales Revenues. Sales volume decreased by 28,200 metric tons, or 36.3%, to 49,451 metric tons for the nine months ended March 31, 2009 from 77,651 metric tons for the nine months ended March 31, 2008. Sales revenues decreased by $8,641,473, or 14.6%, period-on-period to $50,547,587 for the nine months ended March 31, 2009 from $59,189,060 for the nine months ended March 31, 2008. The decreases in sales volume and sales revenues are a result of reduced orders from customers due to the slower economy.

A break-down of our sales by product line for the nine months ended March 31, 2009 and 2008 is as follows:

	Nine months Ended March 31,
	2009			2008			Period-on-period
Product category	Quantity (tons)	$ Amount	% of sales	Quantity (tons)	$ Amount	% of sales	Qty. Variance

Low carbon cold-rolled	18,336	15,665,169	31.0	24,958	19,561,692	33.0	(6,622)
Low carbon hard- rolled (export)	21,435	21,830,934	43.2	12,462	8,235,950	13.9	8,973
High-carbon cold-rolled	4,925	5,497,145	10.9	15,726	21,523,894	36.4	(10,801)
High-carbon hot-rolled	3,105	3,461,425	6.8	6,846	3,620,677	6.1	(3,741)
Sales of scrap metal	—	1,503,712	3.0	—	781,238	1.3	—
Subcontracting income	1,650	2,589,202	5.1	17,659	5,465,609	9.3	(16,009)
Total	49,451	50,547,587	100.0	77,651	59,189,060	100.0	(28,200)

There was a general trend of slowing demand for various product categories over the nine months ended March 31, 2009 due to the global economic crisis and excess capacity. High-carbon cold-rolled steel products only accounted for 10.9% of the current sales mix at an average selling price of $1,116 per ton for the nine months ended March 31, 2009, compared to 36.4 % of the sales mix at an average selling price per ton of $1,369 for the nine months ended March 31, 2008. This was a result of the slowing down of the auto industry as a large quantity of the products in this category is sold to auto components manufacturers. Low-carbon cold-rolled steel products only accounted for 31.0% of the current sales mix at an average selling price of $854 per ton for the nine months ended March 31, 2009, compared to 33.0 % of the sales mix at an average selling price per ton of $784 for the nine months ended March 31, 2008. This substantial decrease in sales has been offset by increases in sales of the low carbon hard-rolled steel during the period. Low-carbon hard-rolled steel products accounted for 43.2% of the current sales mix at an average selling price of $1,018 per ton for the nine months ended March 31, 2009, compared to 13.9 % of the sales mix at an average selling price per ton of $661 for the nine months ended March 31, 2008. Low carbon hard-rolled steel accounted for $21,830,934, or 43.2%, of the current sales mix at an average selling price of $1,018 per ton for the nine months ended March 31, 2009.

	Nine months Ended March 31,
Average selling prices	2009	2008	Variance
	$	$	$	%
Low-carbon cold-rolled	854	784	70	9
Low-carbon hard rolled (export)	1,018	661	357	54
High-carbon cold-rolled	1,116	1,369	(253)	(18)
High-carbon hot-rolled	1,115	529	586	>100
Subcontracting income	1,570	310	1,260	>100

The average unit selling price per ton generated increased to $1,022 per ton for the nine months ended March 31, 2009, compared to the corresponding period in 2008 of $762, representing an increase of $260, or 34.1%, period-on-period. This increase was mainly due to increases in average raw material prices period-on-period and therefore selling prices, and an increase in average unit selling price of the major products sold during the period. Sales of low-carbon hard-rolled steel products, which accounted for $21,830,934, or 43.2%, of the total sales mix for the nine months ended March 31, 2009, increased by 8,973 metric tons, or 72.0%, period-on-period to 21,435 metric tons for the nine months ended March 31, 2009, compared to 12,462 metric tons for the nine months ended March 31, 2008. Meanwhile, the average unit selling price of this product increased $357 to $1,018 for the nine months ended March 31, 2009.

A break-down of our sales by major customer for the nine months ended March 31, 2009 and 2008 is as follows:

	Nine months Ended December 31
Customers	2009 ($)	% to sales	2008 ($)	% to sales
Salzgitter Mannesmann International GMBH	13,653,466	27	*	*
Shanghai Changshuo Stainless Steel Processing Co. Ltd.	4,556,210	9	14,174,957	24
Jiangsu Sumec International Trading Co., Ltd.	3,218,211	6	*	*
Shanghai Bayou Industrial Co., Ltd.	2,962,163	6	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,381,937	3	*	*
Shanghai Shengdejia Metal Products Limited	*	*	8,232,801	14
Shanghai Bayou Trade Co., Ltd.	*	*	10,854,529	18
Shanghai Baosteel Stainless Steel Processing and Distribution Co., Ltd	*	*	4,113,827	7
Shanghai Wozi Jintian Saw Blade Co., Ltd.	*	*	1,429,622	2
	25,771,987	51	38,805,736	65
Others	24,775,600	49	20,383,324	35
Total	50,547,587	100	59,189,060	100
_____________________
* Not a major customer for the relevant periods

Sales revenues generated from the top five major customers as a percentage of total sales decreased to 51% for the nine months ended March 31, 2009 as compared to 65% for the nine months ended March 31, 2008. With the exception of Shanghai Changshuo Stainless Steel Processing Co. Ltd., the top five major customers were different period-on-period. The change in customer mix reflects our broadened customer base during the course of the period.

Cost of Sales. Cost of sales increased by $2,952,638, or 7.0%, period-on-period to $45,125,635 for the nine months ended March 31, 2009, from $42,172,997 for the nine months ended March 31, 2008. Cost of sales represented 89.3% of sales revenues for the nine months ended March 31, 2009 compared to 71.3% for the nine months ended March 31, 2008. Average cost of production per ton increased to $913 for the nine months ended March 31, 2009 compared to an average cost of production per ton of $543 for the nine months ended March 31, 2008,  representing an increase of $370 per ton, or 68.1%, period-on-period.

	Nine months Ended March 31,
	2008	2008	Variance
	$	$	$	%
Cost of sales
- Raw materials	36,128,837	35,954,929	173,908	0.5
- Direct labor	887,544	484,871	402,673	83.0
- Factory overhead	8,109,254	5,733,197	2,376,057	41.4
	45,125,635	42,172,997	2,952,638	7.0

Cost per unit sold
Total units sold (tons)	49,451	77,651	(28,200)	(36.3)
Average cost per unit sold ($/ton)	913	543	370	68.1

Management believes that the increase in cost of sales is represented by the combined effect of:

•	a significant increase in cost of raw materials per unit sold of $268, or 57.9%, from $463 for the nine months ended March 31, 2008 compared to $731 for the nine months ended March 31, 2009;

•	an increase in direct labor per unit sold of $12 or 200.0%, from $6 for nine months ended March 31, 2008 compared to $18 for the nine months ended March 31, 2009.

•	an increase in factory overhead per unit sold of $90 or 121.6%, from $74 for nine months ended March 31, 2008 compared to $164 for the nine months ended March 31, 2009.

The cost of raw materials consumed increased by $173,908, or 0.5%, period-on-period to $36,128,837for the nine months ended March 31, 2009 from $35,954,929 for the nine months ended March 31, 2008. This increase was mainly due to increases in raw material prices period-on-period.

Manufacturing overhead costs increased by $2,376,057, or 41.4%, period-on-period to $8,109,254 for the nine months ended March 31, 2009, from $5,733,197 for the nine months ended March 31, 2008. The increase was mainly attributable to the combined effect of an increase in depreciation of $1,591,297, or 111.3%, period-on-period to $3,021,547 for the nine months ended March 31, 2009, from $1,430,250 for the nine months ended March 31, 2008, an increase in utilities by $1,191,745, or 106.5%, period-on-period to $2,310,989 for the nine months ended March 31, 2009, from $1,119,244 for the nine months ended March 31, 2008 due to increased consumption of natural gas associated with the production of 8,973 additional tons of low carbon hard rolled steel period-on-period, and an increase in low consumables by $637,853, or 41.5%, period-on-period to $2,174,897 for the nine months ended March 31, 2009, from $1,537,044 for the nine months ended March 31, 2008.

Selling Expenses.  Selling expenses increased by $1,147,396, or 236.6%, period-on-period, to $1,632,322 for the nine months ended March 31, 2009 compared to the corresponding period in 2008 of $484,926. The increase was mainly attributable to increases in sales commission paid to export agents based on increased tonnage sold, and transportation and custom clearing charges in relation to our expanded export sales period-on-period. Our export precision products, the low carbon hard-rolled steel, accounted for $21,830,934, or 43.2%, of the sales mix for the nine months ended March 31, 2009, compared to $8,235,950, or 13.9% of sales during the nine months ended March 31, 2008.

Administrative Expenses.  Administrative expenses decreased by $450,360, or 22.2%, period-on-period, to $1,581,456 for the nine months ended March 31, 2009 compared to $2,031,816 in the comparable period in 2008. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the nine months ended March 31, 2009 and as we become more familiar with the rules and regulations as a listed company.

Income from Operations. Income from operations before income tax decreased by $15,845,399, or 116.8%, period-on-period to a loss of $2,284,153 for the nine months ended March 31, 2009 from income of $13,561,246 for the nine months ended March 31, 2008, as a result of the worldwide economic downturn and slowing demands which have affected both sales revenue and margins. Also, the net loss for the nine months ended March 31, 2009 included an allowance for bad and doubtful debts in the amount of $3,830,134 due to a dispute over services rendered by the Company.

Other income.  Our other income decreased $609,047, or 64.4%, to $336,257 for the nine months ended March 31, 2009 from $945,304 for the same period in 2008.  As a percentage of revenues, other income decreased to 0.7% for the nine months ended March 31, 2009 from 1.6% for the same period in 2008. Such percentage decrease in interest income was primarily due to lower cash balances and a decrease of the interest rate period-on-period.

Interest Expense.  Total interest expense decreased $269,559, or 22.9%, to $905,305 for the nine months ended March 31, 2009, from $1,174,864 for the same period in 2008 due to lower loan balances and a lower weighted average interest rate during 2009 as compared to 2008.

Income Tax. For the nine months ended March 31, 2009, we recognized income tax expense of $333,547, while for the same period in 2008, we recognized an income tax expense of $596,189. The decrease in income tax expenses mainly resulted from the reversal of provision for current income tax expense in relation to the bad debt written off during the nine months ended March 31, 2009.

Net Income. Net income decreased by $15,582,757, or 120.2%, period-on-period to a loss of $2,617,700 for the nine months ended March 31, 2009, from income $12,965,057 for the nine months ended March 31, 2008, as a result of the factors above.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations.  Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding short-term loans. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2009, we had cash and cash equivalents of approximately $5.6 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Nine Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$12,196,281	$(25,187,216)
Net cash used in investing activities	$(25,489,763)	$(7,512,290)
Net cash provided by financing activities	$182,184	$39,637,674
Net cash flow	$(12,999,036)	$8,790,641

Operating Activities.  Net cash flows provided by operating activities for the nine months ended March 31, 2009 was $12,196,281 as compared with $25,187,216 used in operating activities for the nine months ended March 31, 2008, for a net increase of $37,383,497. This increase was mainly due to a substantial increase in cash flows from accounts receivable of $37,428,396 due to strengthened collection activities during the period and as Days Sales Outstanding decreased from 115.9 for the nine months ended March 31, 2008 to 112.3 for the nine months ended March 31, 2009, offset by decreases from inventories purchases, accounts payable and advances from customers during the nine months ended March 31, 2009.

For the nine months ended March 31, 2009, sales revenues generated from the top five major customers as a percentage of total sales decreased to 51% as compared to 65% for the nine months ended March 31, 2008. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows.

Investing Activities. Our main uses of cash for investing activities during the nine months ended March 31, 2009 were for the purchase of property, plant and equipment related to the expansion of Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the nine months ended March 31, 2009 was $25, 489,763 as compared with $7,512,290 for the nine months ended March 31, 2008. The increase in investing activity was due to payment of a construction project related to the new 1450mm cold rolling mill and deposit made relating to the construction of annealing furnaces at Shanghai Blessford production facilities during the nine months ended March 31, 2009.

As of March 31, 2009, the Company had $2,495,610 in commitments for capital expenditures for contractual commitments of the construction projects related to the new 1450mm cold-rolling mill and annealing furnaces. Management believes that we currently have sufficient capital resources to meet these contractual commitments and are in the process of constructing the 1450mm mill.

Financing Activities.  Net cash flows provided by financing activities for the nine months ended March 31, 2009, was $182,184 as compared with $39,637,674 provided by financing activities for the nine months ended March 31, 2008. During the nine months ended March 31, 2009, the Company received $269,985 in net proceeds from the exercise of warrants, which was partially offset by repayment of short-term loans in the amount of $87,801. The nine months ended March 31, 2008 reflect net proceeds of approximately $44 million from an offering of the Company’s common stock, and repayment and renewing of short-term loans which offset each other.

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

Current Assets. Current assets decreased by $30,770,717, or 28.5%, period-on-period to $77,363,205 as of March 31, 2009, from $108,133,922 as of June 30, 2008, principally as a result of decreases in accounts receivable of $12,753,928, or 37.8%, period-on-period, cash and equivalents by $12,999,036, or 70.0%, period-on-period, and bills receivable of $2,021,012, or 46.9%, period on period, offset by an increase in inventories of $4,790,952 or 26.9% period on period. The decrease in cash and cash equivalents is mainly attributable to payment of construction cost of the third 1450mm rolling mill during the nine months ended March 31, 2009.

Current Liabilities. Current liabilities decreased by $5,916,346, or 13.1%, period-on-period to $39,313,056 as of March 31, 2009, from $45,229,402 as of June 30, 2008. The decrease was mainly attributable to a decrease in advances from customers of $3,415,133, or 48.8%, period-on-period, and a decrease in accounts payable of $2,024,462, or 16.8%, period-on-period.

As of March 31, 2009, we had $17,430,904 in short term bank debt. This bank debt is due in July 2009 and we expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures. During the nine months ended March 31, 2009, we invested $24,703,120 in purchases of property, plant and equipment, and construction projects related to the new 1450mm cold-rolling mill and annealing furnaces.

Loan Facilities.  The following table illustrates our credit facilities as of March 31, 2009, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars
Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	July 23, 2008	July 31, 2009	1 year	USD: SIBOR + 3%; RMB: 1.13 times of the PBOC rate	$5,300,000; $2,902,130 (RMB20,000,000)
Raiffeisen Zentralbank Österreich AG	July 20, 2008	July 31, 2009	1 year	1.15 times of the PBOC rate	$9,228,774 (RMB63,600,000)
Total					$17,430,904

As of March 31, 2009, we had $17,430,904 in short term bank debt as illustrated in the above table. Such debt is secured by land use rights, buildings, plant and machinery.

We are not aware of any existing issues that may lead to a withdrawal of the current bank debt that is due and renewable in July 2009, our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of weak demand and volatility in both domestic and international markets in the foreseeable future, especially the higher margin low carbon cold rolled exported products and the high carbon cold rolled products that are sold to the auto industry, our operating cash flows might be significantly negatively impacted by such reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of March 31, 2009, the Company also had $2,495,610 in contractual commitments for capital expenditures related to the expansion of our production facilities. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2009:

	At March 31, 2009 Payments Due By Period
	Total	Fiscal Year 2009	Fiscal Years 2010-2011	Fiscal Years 2012-2013	Fiscal Year 2014and Beyond
Contractual obligations:
Debt Obligations	$18,394,833	$18,394,833	$—	$—	$—
Construction Commitments	2,495,610	2,495,610	—	—	—
	$20,890,443	$20,890,443	$—	$—	$—

In October 2004, Tuorong agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 20-acre parcel, for a lease period of 50 years, at a cost of $472,441. Additionally in November 2005, Chengtong agreed to purchase a land use right from the Shanghai Xuhang Industrial Development Co., Ltd. with respect to a 27.04-acre parcel, for a lease period of 50 years, at a cost of $497,795. In November 2006, Chengtong entered into an agreement with the Shanghai Labor and Economic Development Council, which supersedes the aforementioned Tuorong agreement, to purchase a total of 21.34-acre parcel for a lease period of 50 years at an aggregate amount of $672,126. In December 2006, Tuorong entered into a Compensation Agreement with the Shanghai Jiading Housing, Land and Resource Management Bureau to pay an aggregate amount of $637,294 in connection to the two aforementioned parcels. During the nine months ended March 31, 2009, additional payment in the amount of $717,842 has been made in relation to the abovementioned agreements and land use right.

As of March 31, 2009, the Company also had $2,495,610 in commitments for capital expenditures for contractual commitments of the construction projects related to expansion of Shanghai Blessford’s production facilities. We believe this capital investment increases our capacity, expand our product line, and thereby creating new opportunities to grow sales.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not impact our consolidated financial statements in any material respect.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles" (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS No. 162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (FASB No. 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FAS 157-3”). This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. The adoption of FAS 157-3 did not impact our consolidated financial statements in any material respect.

In December 2008, the FASB issued FSP No. FAS 132 (R) -1, Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132 (revised 2003) ("FSP No. 132 (R) -1"). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R) -1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

•
Accounts Receivable – The Company provides credit in the normal course of business.  The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains an allowance for doubtful accounts equal to the estimated uncollectible amounts. The allowances for our domestic and international sales are both based on an analysis of past collection experience, recognizing the differences between payers and aging of accounts receivable, and making allowances for certain customers, such as a longer credit period for a recurring customer with good credit history. At March 31, 2009 and June 30, 2008, the Company had $1,036,609 and $1,033,479 of allowances for doubtful accounts, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net earnings, and it is reasonably possible that the Company’s estimate of the allowance will change. These estimates have been relatively accurate in the past and there has been no need to revise such estimates. However, we will review such estimates more frequently when needed, such as now during the global credit crisis, and make revisions if necessary. The continuation or intensification of the current global economic crisis and turmoil in the global financial markets may have negative consequences for the business operations of our customers and adversely impact their ability to meet their obligations to us. A significant change in our collection experience, deterioration in the aging of receivables and collection difficulties could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results.

•
Functional Currency and Translating Financial Statements – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements are expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

•
Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

•
Advances to Suppliers - In order to secure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Cash advances are shown net of allowances of $2,530,479 and $2,522,837 at March 31, 2009 and June 30, 2008, respectively. The Company created these reserves against advances to suppliers for goods ordered and not received within one year of the date the advance payment was made. Two of the Company’s major long-term suppliers, who each represent 33% and 27% of advance to suppliers for the nine months ended March 31, 2009, respectively, have advised the management that they are committed to delivering the contracted raw materials in accordance with the terms of their supply contracts. Management expects to receive these raw materials in the next 6 months.

•
Intangible Assets -   Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $35,000 is to be recorded each year starting from the current financial year ending June 30, 2009 for the remaining lease period.  Intangible assets of the Company are reviewed annually, or more frequently if there are triggering events, to determine whether their carrying value has become impaired, in conformity with SFAS No. 142 and SFAS No. 144,. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. The recent decline in our market capitalization and stock price has triggered an interim impairment test under SFAS No. 144 as of March 31, 2009.  An impairment test was performed as of March 31, 2009 and no impairment charges were recognized for the relevant periods. As of March 31, 2009, the Company expects these assets to be fully recoverable. Goodwill amounting to $99,999 as at March 31, 2009 was considered immaterial and not tested for impairment.

•
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

Property, plant and equipment are evaluated annually for any impairment in value, or more frequently if there are triggering events. Where the recoverable amount of any property and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. The recent decline in our market capitalization and stock price has triggered an interim impairment test under SFAS No. 144 as of March 31, 2009.  No impairment charges were recognized for the relevant periods.

•	Other Policies – Other accounting policies used by the Company are set forth in the notes accompanying our financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the three and nine months ended March 31, 2009, we did not have any off-balance sheet arrangements.

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

Foreign Currency Exchange Rates

The Group collects revenues from operations principally in the Chinese Renminbi. Except for export contracts denominated in US dollars, all of our sales revenues are collected in and substantially all of our expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when our results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of March 31, 2009 the exchange rate was 6.8336 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At March 31, 2009, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $17 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.7 million at March 31, 2009.

Interest Rates

The Group is subject to interest rate risk on its non-derivative financial instruments. The Group does not hedge its interest rate risk. At March 31, 2009, the Group’s total bank debt outstanding was $17,430,904, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. For the current financial year, annual interest on loans is anticipated to be approximately $0.9 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $175,000. As our short-term borrowings mature, we will be required to either repay or refinance these borrowings. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to its shareholders.

At March 31, 2009, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $17 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $0.2 million at March 31, 2009.

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

The Group has no open derivative commodity instruments as of March 31, 2009 and does not currently hedge its exposure to price fluctuations in the raw materials and energy required for the manufacture of its products.

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

ITEMS 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e), our management has carried out an evaluation, with the participation and under the supervision of Wo Hing Li, our President and Chief Executive Officer, and Leada Tak Tai Li, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2009. Based upon, and as of the date of this evaluation, Mr. Li and Ms. Li, determined that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended June 30, 2008.

ITEM 1.   LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. As of the date of this report, we are not aware of any such pending litigation against the Company nor was there any litigation initiated by the Company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have not sold any equity securities during the quarter ended March 31, 2009 which sale was not previously disclosed in a current report on Form 8-K filed during that period.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders during the quarter ended March 31, 2009 that were not reported in a current report on Form 8-K filed during that period.

ITEM 5.   OTHER INFORMATION

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.   EXHIBITS

(a)  The following exhibits are filed as part of this report or incorporated by reference from the reports noted below, pursuant to Rule 12(b)-32, as promulgated under the Securities Act:

Exhibit Number	Description
10.1	Executive Employment Agreement, dated as of January 1, 2007, between Wo Hing Li and China Precision Steel, Inc.

10.2	Executive Employment Agreement, dated as of January 1, 2007, between Leada Tak Tai Li and China Precision Steel, Inc.

10.3	Executive Employment Agreement, dated as of January 1, 2007, between Hai Sheng Chen and China Precision Steel, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

Dated: May 8, 2009	/s/ Wo Hing Li
Wo Hing Li
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2009	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Executive Employment Agreement, dated as of January 1, 2007, between Wo Hing Li and China Precision Steel, Inc.

10.2	Executive Employment Agreement, dated as of January 1, 2007, between Leada Tak Tai Li and China Precision Steel, Inc.

10.3	Executive Employment Agreement, dated as of January 1, 2007, between Hai Sheng Chen and China Precision Steel, Inc.

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002