Form 10-K/A
period 2008-06-30
China Precision Steel, Inc.
filed 2009-05-13
CIK 1044577

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

852-2543-2290

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

CHINA PRECISION STEEL, INC.

FORM 10-K/A
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

TABLE OF CONTENTS
PAGE
PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the China Precision Steel, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year June 30, 2008, previously filed with the Securities and Exchange Commission on September 15, 2008, as amended by Amendment No. 1 on Form 10-K/A  previously filed with the Securities and Exchange Commission on October 28, 2008 (the “Original Filing”). This Amendment is being filed solely to include revised certifications of the Principal Executive Officer and the Principal Financial and Accounting Officer, required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.  No modification or update is otherwise made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

10.18
Executive Employment Agreement, dated January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.19
Executive Employment Agreement, dated January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.20
Executive Employment Agreement, dated January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA PRECISION STEEL, INC.

	By:	/s/ Wo Hing Li
Name: Wo Hing Li
Title: Chief Executive Officer
Date: May 13, 2009	(Principal Executive Officer)

	By:	/s/ Leada Tak Tai Li
Name: Leada Tak Tai Li
Title: Chief Financial Officer
Date: May 13, 2009	(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chief Executive Officer (Principal Executive Officer),
/s/ Wo Hing Li	President and Director	May 13, 2009
Wo Hing Li
Chief Financial Officer,
Secretary and Treasurer
/s/ Leada Tak Tai Li	(Principal Financial Officer)	May 13, 2009
Leada Tak Tai Li

/s/ Hai Sheng Chen	General Manager, Director	May 13, 2009
Hai Sheng Chen

/s/ Che Kin Lui	Director	May 13, 2009
Che Kin Lui

/s/ David Peter Wong	Director	May 13, 2009
David Peter Wong

/s/ Tung Kuen Tsui	Director	May 13, 2009
Tung Kuen Tsui

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 3.1)

3.2	Second Amended and Restated Bylaws (incorporated herein by reference to the Company’s Form 10-KSB, dated March 31, 1999, Exhibit 3.1.II)

4.1	Specimen Certificate for Common Stock (incorporated herein by reference to the Company’s Form 10-Q for the quarterly period ended December 31, 2006, dated February 13, 2007, Exhibit 3.1)

4.2	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.1)

4.3	Warrant, dated February 22, 2007, to Belmont Capital Group Limited (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.2)

4.4	Warrant, dated February 22, 2007, to CCG Elite Investor Relations (incorporated herein by reference to the Company’s Form 8-K, dated February 16, 2007, Exhibit 4.3)

10.1	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.1)

10.2	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.2)

10.3	2006 Long Term Incentive Plan (incorporated herein by reference to the Company’s Form 8-K, dated January 4, 2007, Exhibit 10.3)

10.4	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to the Company’s Definitive Proxy Statement, dated November 27, 2006, Annex 3)

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

10.18
Executive Employment Agreement, dated January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.19
Executive Employment Agreement, dated January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.20
Executive Employment Agreement, dated January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

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

31.1*	Certification of President pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith