Form 10-K
period 2009-06-30
China Precision Steel, Inc.
filed 2009-09-28
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-23039

CHINA PRECISION STEEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18th Floor, Teda Building
87 Wing Lok Street, Sheungwan, Hong Kong
People’s Republic of China

 (Address of principal executive offices)

852-2543-2290

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐ No ☒

The aggregate market value of the 31,013,715 shares of voting stock and non-voting common stock held by non-affiliates of the registrant as of December 31, 2008 was $36,906,321, based upon the last sale price of the registrant’s common stock on December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) of $1.19 per share, as reported by the NASDAQ Stock Market, Inc.

There were a total of 46,562,955 shares of the registrant’s common stock outstanding as of September 21, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein include “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases.   We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Form 10-K.  These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Statements in this Form 10-K and in documents incorporated herein describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, including, but not limited to, our critical accounting policies and statements relating to, among others: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to produce and sell cold-rolled precision steel products at high margins; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers.

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

Use of Terms

Except as otherwise indicated by the context, all references in this annual report to (i) the “Company,” the “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company; (iii) “Chengtong” are to PSHL’s subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company; (iv) “Tuorong” are to PSHL’s subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company; (v) “Blessford International” are to PSHL’s subsidiary Blessford International Limited, a BVI company; (vi) “Shanghai Blessford” are to Blessford International’s subsidiary Shanghai Blessford Alloy Company Limited, a PRC company; (vii) “Securities Act” are to the Securities Act of 1933, as amended; (viii) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (ix) “RMB” are to Renminbi, the legal currency of China; (x) “U.S. dollar,” “$” and “US$” are to the legal currency of the United States; (xi) “China,” “Chinese” and “PRC” are to the People’s Republic of China; and (xii) “BVI” are to the British Virgin Islands.

PART I

ITEM 1.	BUSINESS.

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

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford. Most of our sales are made domestically in China; however, during fiscal 2007, we began exporting our cold-rolled steel products to Thailand, Nigeria and Ethiopia. We intend to expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

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

As of June 30, 2009, we had an annual production capacity of approximately 120,000 tons.  Our first rolling mill, which has an operating capacity of 60,000 to 70,000 tons depending on the thickness of the steel processed, primarily manufactures low carbon precision cold-rolled steel products.  Our second cold-rolling mill, which has been operating since October 2006 with a production design capacity of 100,000 tons, has achieved 60% of its design capacity as of June 30, 2009. We have completed construction of our third cold rolling mill and are currently in the stage of testing and commissioning. Each mill takes approximately three to four years to reach its full operating capacity. The second and third mills have similar capacities and will focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our first rolling mill. Due to reduced orders on hand, our two rolling mills were running at approximately 70% utilization rate as of June 30, 2009.

During the fiscal years ended June 30, 2009, 2008 and 2007, we earned net loss of $408,338, and net income of $18,583,111 and $7,472,661, respectively.  At June 30, 2009, we had total assets of $163,409,114. Chengtong and Shanghai Blessford currently have approximately 331 employees, including 45 senior management and technical staff members, and operate in 20,000 square meters of production facilities in Jiading District, Shanghai, the PRC, on four acres of leased land.

Corporate History and Structure

We are a Delaware company. We became a public company in May 1997 through a reverse merger with SSI Capital Corporation. At that time, we changed our name to OraLabs Holding Corp. and our principal business was the production and sale of consumer products relating to oral care and lip care and the distribution of nutritional supplements through our wholly-owned subsidiary, OraLabs, Inc. In December 2006, we merged with PSHL, a BVI company, which owns Chengtong. In connection with that transaction, we subsequently redeemed all of the shares of our outstanding common stock owned by our former President, Gary Schlatter, in exchange for all of the issued shares of OraLabs, Inc. Thereafter, we renamed ourselves China Precision Steel, Inc. to reflect our continuing operations.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure.  On April 9, 2007, we purchased Tuorong, a PRC company, through PSHL’s indirectly owned PRC subsidiary, Chengtong.  The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased Blessford International, a BVI company, for nominal consideration. Blessford International does not conduct any business, but it owns a single subsidiary, Shanghai Blessford, that is a wholly-foreign owned enterprise chartered in China.

The following chart reflects our organizational structure as of the date of this report:

Our business is conducted principally through Chengtong and through Shanghai Blessford in Shanghai, PRC. Both Chengtong and Shanghai Blessford are Wholly Foreign Owned Enterprises, or WFOEs, under Chinese law.

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

•
Focus on High Margin Products. We will continue to manufacture products with high sustainable margins. We increased our gross margin from 5.8% in 2004 to 10.1% in 2009. The average gross margin of our high carbon steel products ranges between 20 and 40% while the same for our low carbon steel products ranges between 10 and 30%. We will provide additional services such as heat treatment and cutting and slitting to further enhance our margins. We believe these high gross margins are sustainable despite fluctuations in steel prices because of the specialty of the end product which allows price increases of raw material to be substantially passed directly to our customers.

•
Expand Manufacturing Capacity. We will increase our production capacity by commencing construction of a third cold-rolling mill with a design capacity of 100,000 tons, based on the current range of specifications we produce, in calendar year 2010. This will increase our total production capacity to a total of approximately 260,000 tons in four years from now when all three mills are operating at full capacity.

•
Compete Internationally. We intend to expand our exports to compete in the international marketplace. We believe that at present we are the only non-Japanese company able to compete in the global marketplace with low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm used for steel roofing. In addition, we are not aware of any other company that currently manufactures high strength high carbon cold-rolled steel with a width of or exceeding 1400mm. These products provide us with a unique opportunity to compete in the global marketplace.

•
Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Chairman, Wo Hing Li, and the General Manager, Hai Sheng Chen. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to The World Steel Association, China is the largest steel producing country, producing over one-third of the world’s steel. In 2008, China produced 500 million tons of steel, up 2.2% from 2007. The China Iron and Steel Institute estimates that China’s steel demand for 2009 will be between 490 million tons to 520 million tons and demand will exceed 600 million tons by 2011, while global steel demand is projected to be 1.2 billion tons and reach over 1.45 billion tons, respectively.  China has increased its steel exports from 7 million tons in 2003 to 60.5 million tons in 2008, making it the number one ranked steel exporter globally. However, while China is a net exporter of crude steel, it is a net importer of higher value precision cold rolled steel products such as those produced by the Company.

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

The Chinese government has historically provided a subsidy by means of a value added tax, or VAT, rebate to exporters of steel products. This rebate was reduced in April 2007 in response to international pressure on China to curb its exports. The subsidy has been eliminated for 83 products, including hot-rolled, thin plate, steel wire, section, bar and H-beam, despite which, a 5% tax rebate currently applies to the high value-add cold-rolled steel products the Company produces.

We expect that the Chinese government will continue to impose additional controls on domestic steel producers in order to reduce pollution and further restrict exports. For more information on Chinese regulations, see “Regulation” below.

Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. We believe that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Nonetheless, during the last five years, we believe that we have begun to develop and establish a nationally recognized brand in China.  Despite having exported 21,009 tons of precision cold-rolled steel products to Thailand, Nigeria and Ethiopia during the year ended June 30, 2009, we are not yet an internationally widely known brand for cold-rolled precision steel products.

For the year ended June 30, 2009, we sold 84,001 tons of high precision steel products with over one hundred specifications. We currently produce high strength and ultra-thin cold-rolled precision steel coils and sheets with reduced thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

Categories	Uses	Thickness
1. Low carbon steel (cold-rolled, hard-rolled)	Steel roofing, food packaging, dry batteries, electronic devices, kitchen tools	0.03-6.0mm

2. High carbon steel (cold-rolled, hot-rolled)	Automobile parts and components, grinding pieces, saw blades, weaving needles	0.5-7.5mm

3. Steel processing	Tailor made cold rolled steel products according to customer specifications	0.03-7.5mm

4. Steel services	Heat treatment of hot-rolled steel coils; cutting and slitting

In 2006, we made a strategic decision to switch our product mix from a concentration in low carbon cold-rolled steel products with comparatively lower margins to a combination of low carbon and higher end, higher margin, high-carbon cold-rolled steel products as a result of continuous research and development and accumulated experience. We produce our high strength and ultra-thin cold-rolled precision steel strips using a process that utilizes our proprietary know-how and certain patented technology. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, and a width between 1000 mm to 1400 mm. We also provide heat treatment and cutting and slitting services for high carbon hot-rolled steel coils with thicknesses not exceeding 7.5 mm. To the best of our knowledge, we are not aware of any other company in China that currently manufactures high carbon high strength cold-rolled steel with a width of or exceeding 1400 mm.

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

Production Facilities

Cold Rolling Mills

As of June 30, 2009, we had an annual production design capacity of approximately 120,000 tons, comprised of:

•	one 1100 mm 12-high cold rolling mill, with an operating capacity of 60,000 tons, and

•	one 1400 mm 12-high cold rolling mill, with an operation capacity of 100,000 tons and a 70% utilization rate at June 30, 2009.

Construction of a third mill, a 1450mm 4-high cold rolling mill, is currently in the testing stage and expected to commence production in calendar year 2010. This mill will have a design capacity of 100,000 tons, based on our current product specifications, increasing our total production design capacity to approximately 260,000 tons in four years. The production facilities for the second and third mills were completed in August 2006 and added approximately 10,000 square meters of production area. These production facilities will primarily focus on high carbon, high strength cold-rolled steel products and more complex precision steel products that cannot be manufactured in our first rolling mill, which will primarily dedicate to low carbon cold-rolled steel products.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the design capacity of the 1100 mm rolling mill is 100,000 tons. However, it is now operating at its full production capacity of 60,000 tons since it is manufacturing products with a much reduced thickness than those contemplated by the original design. The 1400 mm rolling mill, which began production in October 2006, was operating at 60% of its 100,000 ton design capacity at June 30, 2009 and is expected to reach its full operating capacity in calendar year 2011.

Hydrogen Annealing Furnace

Our state-of-the-art annealing furnaces automatically control the complete annealing process. The furnace uses pure hydrogen as protective gas to make the steel surface clean and smooth with no carbon-off post-annealing. The furnace also includes an oxygen station. In addition to the cold-rolling mills and annealing furnaces, we also have a 1250 mm cleaning line, a 1000 mm cutting and slitting line and a 1200 mm tension leveller.

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2009 was BaoSteel Steel Products Trading Co. Ltd..

Below is a list of our principal suppliers during the fiscal years ended June 30, 2009, 2008 and 2007:

	2009				2008				2007
Principal Suppliers	$		% to consumption		$		% to consumption		$	% to consumption
BaoSteel Steel Products Trading Co. Ltd	15,805,702		21		16,439,918		30		4,633,054	14
Hangzhou Relian Company Limited	-	*	-	*	11,050,813		20		8,598,117	25
Shanghai Pinyun Steel Co., Limited	9,349,480		13		10,025,183		18		6,355,445	19
Shanghai Changshuo Steel Company Ltd	-	*	-	*	-	*	-	*	3,408,301	10

* Not major suppliers for the relevant years

Based upon information obtained by us from the CMI, during our financial year ended June 30, 2009 the price of steel generally decreased. However, the cost of imported iron-ore increased substantially. This apparent anomaly was due to excess supplies arising from excess capacities of the steel producers and, as a result of the downwards pressure on the price of steel, the cost of steel rolls have generally decreased within the relevant year. The CMI website may be viewed in English and the website URL is www.metal.net.cn. Although selling prices generally decreased, as of June 30, 2009, there is a Chinese export tax of 5% on exports of certain steel products, including the precision cold-rolled steel products that we produce. This has increased the competitiveness of our products in the international marketplace.

The prices of steel coils are very competitive, very volatile and dependent on supply and demand. We have made bulk purchases in the past after taking into account customers’ orders on hand at the time when steel supply was tight and prices were high, in order to secure sufficient supply of raw material for necessary production. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern. However, due to the decreases in steel prices during the year ended June 30, 2009 and therefore selling prices of our products, the raw materials we had built up some time ago in the high demand season consequentially has an adverse impact on our margins.

Customers

All of our production is based on confirmed sales orders. Generally, for new customers, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when the contract is signed. We have approximately 350 customers with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria and Ethiopia. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. In addition, the delivery time is shorter and our products have lower associated cost than international competitors. We intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated, and globally.

Below is a list of our principal customers during the fiscal years ended June 30, 2009, 2008 and 2007:

	2009				2008				2007
Customers	$		% to sales		$		% to sales		$		% to sales
Salzgitter Mannesmann International GMBH	14,275,799		19%

Shanghai Changshuo Steel Company, Ltd	10,999,692		14%		18,513,819		21		5,428,110		10
Shanghai Bayou Industrial Co. Ltd	—	*	—	*	10,494,752		12		—	*	—	*
Shanghai Shengdejia Metal Co. Ltd	—	*	—	*	10,414,545		12		—	*	—	*
Shanghai Ruixuefeng Metals Co., Limited	—	*	—	*	—	*	—	*	12,192,219		23

* Not major customers for the relevant years

Sales and Marketing

Our high precision steel products are sold both to components manufactures and directly to the end-users in various parts of China and international marketplace such as Thailand, Nigeria and Ethiopia. Due to the nature of the industry and our ability to process quality high end cold-rolled steel, we do very little formal marketing. The majority of new orders come from current customers reducing imports and new customers who contact us directly or through trading agents or current customers.

Competition

Our business is concentrated in the niche low carbon ultra-thin cold-rolled precision steel and high-carbon, high strength cold-rolled steel processing and is not in direct competition with large Chinese steelmakers such as Baosteel Group Corporation and Magang Group. China’s large steelmakers concentrate on the production of crude steel and hot-rolled steel from iron ore imported from Brazil and Australia. Hot-rolled steel coils produced by these steelmakers are then supplied as raw materials to high precision steel manufacturers, such as us, for cold reduction processing to the desired thickness and applications. Cold-rolled steel products are then sold to manufacturers and other customers in industries such as automobile and food packaging.

Our business is becoming increasingly competitive and capital intensive, and competition comes primarily from importers. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger steel companies. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment mainly comes from Qinghuangdao Longteng Precision Strip Co., Limited, or Longteng. However, we understand that Longteng’s production capabilities are for cold-rolled steel with widths of approximately 400 mm, whereas our cold-rolled steel mills have a width of 1000 mm to 1400 mm (or up to 1450 mm with the planned addition of the third cold-rolling mill). Consequently, Longteng’s products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly low-end or long steel products. We are currently the only supplier of high carbon, high strength cold-rolled steel products with a thickness up to 6.0 mm in China. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are traditionally dominated by Japanese manufacturers with higher production costs. We started exporting low carbon products in this range during fiscal 2007. We are not aware of any other manufacturer currently competing in this specific low carbon segment in the global market that is from a non-Japanese background.

Research and Development

As of June 30, 2009, we had three experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. The amount spent on research and development activities each year is approximately 1% of our revenue for such year. We have budgeted 1% of revenues to be spent for research and development activities for fiscal 2010.

Quality Control

Following the accreditation of the International Organization for Standardization, or ISO, on October 8, 2004, we implemented the Quality Handbook in October 2004. This Quality Handbook was prepared on the basis and standards of the ISO/TS16949 specifications, which ISO Technical Specifications are compatible with existing American (QS-9000), German (VDA6.1), French (EAQF) and Italian (AVSQ) automotive quality systems standards within the global automotive industry. Together with ISO 9001:2000, ISO/TS 16949 specifies the quality system requirements for the design, development, production, installation and servicing of automotive related products.

Intellectual Property

On December 8, 2004, the State Intellectual Property Office in China granted a ten-year patent right to the “Environment-Conscious Mill Bearing with Inner Circulation Lubricant” to Chengtong and Shanghai Te’an-Yikai Bearing Co., Limited. The patented bearing is installed in our existing cold-roll mill and, together with our internal know-how complementary to the patented bearing, we believe we address a number of issues associated with the bearing lubrication in cold-rolling and ensure smooth and effective operation of the cold-roll mill. There is no direct or indirect affiliation between us and Shanghai Te’an-Yikai Bearing Co, Limited. We and Shanghai Te’an-Yikai Bearing Co., Limited jointly developed the environment-conscious mill bearing with inner circular lubrication. Shanghai Te’an-Yikai Bearing Co., Limited retains the proprietary right to the technology while we have the exclusive right to the application of the technology.

We have elected not to register any other patents and internally developed know-how because of the uncertainty over the ability to enforce intellectual property rights in China. We also protect our internally developed know-how and production process (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff members) to sign non-disclosure and confidentiality contracts.

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

Employees

As of June 30, 2009, we employed a total of 331 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	10
Equipment & Maintenance	46
Production	184
Sales and Marketing	9
Logistics	38
Quality Control	9
Research & Development	3
Human Resource & Administration	26
Accounting	7
Total	331

Each employee must enter into multiple employment contracts, including a non-competition agreement, which are then filed with the municipal government. All employees receive a base monthly salary. Management are entitled to a year-end bonus up to 100% of their annual salary based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus calculated on the basis of the quality of the products produced, and their respective contribution to volume, safe production, correct use of equipment and energy saving.  Our production employees are not subject to collective bargaining agreements.

Our employees in China participate in a state pension plan mandated by Chinese municipal and provincial governments. Benefits include social security, pension benefits, and medical insurance. These benefits are paid in full by us and equate to approximately 40% of our annual salary expenditures.  We believe that we are in material compliance with the relevant PRC laws.

We maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

Environmental Laws

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

We believe that our current production and operating activities are in compliance with the environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. To the best of our knowledge, our cold-rolled mills produce no impermissible emissions. Our pickling process is outsourced to a local company which is wholly-responsible for any failure to comply with applicable law. In addition, our production facilities in Shanghai are on land formerly used for rice farming. We have no reason to believe that such land has been subjected to any prior contamination.

Patent Protection

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

Currency

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

In addition, the Renminbi is not a freely convertible currency at this time. Except for export sales revenues in United States dollars, we receive all of our local sales revenues in Renminbi. Payments of dividends and other expenditures in foreign currencies outside China by us will require the conversion of Renminbi into other currencies. We are able to make payments (including dividends) in foreign currencies upon presentation of business documents through banks in China authorized to conduct foreign currency transactions without the prior approval from the PRC State Administration of Foreign Exchange, or SAFE. The Chinese government has indicated that it will consider allowing the free conversion of Renminbi into other currencies. However, there is no assurance that it will not impose foreign exchange controls on normal transactions in the future.

Labor Laws

The new Labor Contract Law took effect January 1, 2008 and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees with knowledge of trade secrets to two years and imposes restrictions or geographical limits

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

RISKS RELATED TO OUR BUSINESS

The global economic crisis could further impair the demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing.  The global economic crisis harmed most industries and has been particularly detrimental to the real estate, construction, automobile and consumer product industry.  Since our steel products serve as key components in construction and building materials, automobiles and household products, our sales and business operations are dependent on the financial health of the these industries and could suffer if our customers experience, or continue to experience, a downturn in their business.  In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether.  Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business.  These conditions have not presently impaired our ability to access credit markets and finance our operations.  However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear.  Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the real estate, construction, automobile and consumer product industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

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

The risk that we could suffer unrecoverable losses on our accounts receivable may be increased by our practice of offering extended customer credit and payment terms to our customers, together with the current negative global economic conditions.  Any such unrecoverable losses could adversely affect our financial results.

We operate our business in China. Credit periods vary substantially in China across industries, segments, types and size of companies.  We operate in a niche of the China steel industry, specifically in the manufacture and sale of high precision cold-rolled steel products and in the provision of heat treatment and cutting of medium and high carbon hot-rolled steel strips.  Our customers are also niche operators, including manufacturers of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics.  Because of the nature of our business, our business cycle and that of our customers is relatively long.  As a result, the credit and payment terms that we extend to our customers in the normal course of business are also relatively long. We offer credit to our customers for periods of 60 days, 90 days, 120 days and 180 days, with the longer credit terms generally offered to longstanding recurring customers with good payment histories and sizable operations. Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent and ability to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market and the financial condition of the customer, to the extend discoverable.  Until June 30, 2009, we did not have a policy of writing off or reserving a specific dollar amount or percentage of accounts receivable based on aging of such accounts.

The following table reflects the aging of our accounts receivable as of June 30, 2009 and 2008, after taking into consideration credit periods offered to our customers.  As of June 30, 2009, apart from one major customer who accounted for 38% of accounts receivable which were past due over 180 days, the remaining 62% of our accounts receivable over 180 days is spread among approximately 27 different customers.

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

June 30, 2008

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	34,816,553	32,711,335	313,936	1,414,991	157,578	111,863	106,850
%	100	94	1	4	<1	<1	<1

We have not previously determined it appropriate or necessary to write-off or specifically reserve for any aged accounts receivable based on a determination of uncollectability, other than a write-off of accounts receivable of $3,835,124 during the fiscal year ended June 30, 2009.  This charge reflects a write-off of accounts receivable due to a dispute between the Company and one of our customers regarding a special stainless steel product processed by the Company and delivered to the customer during the third and fourth quarters of the year ended June 30, 2008. Revenues for these products were initially recognized as services had been rendered and the goods had been delivered, and collectability was reasonably assured as the goods were delivered in accordance to the terms of the contract and management had no reason to believe that the customer would object to the goods and services provided.  However, in the months following such delivery, a dispute arose during the use of such products by the customer, which was followed by discussions between us and the customer regarding the technical aspects of the products and the possibility of reprocessing the products. After a few rounds of negotiation with the customer regarding the products and payment, our management determined as of June 30, 2009, that this account receivable is uncollectible. The Company does not have any other accounts receivable related to this product.

As of June 30, 2009, all our customers confirmed that they were committed to fulfilling their obligations to the Company and we were aware of no other basis for reclassifying any such accounts as uncollectable.  As a result, we determined that an allowance for doubtful accounts of $830,127 as of June 30, 2009, was appropriate, as compared to $1,033,479 at June 30, 2008. To date, we have collected approximately $0.9 million, or 40% of our accounts that were over 180 days old at June 30, 2009. We believe there was no material deterioration of the accounts receivable at June 30, 2009.

We note, however, that we experienced delays in customer payment of accounts receivable during the fiscal year ended June 30, 2009.  Approximately 9% of our accounts receivable as of June 30, 2009 was over 180 days past due, compared to 1% of our accounts receivable being over 180 days past due as of June 30, 2008.  Our customers, for example the high-carbon cold-rolled steel customers in the auto industry, had high inventory balances on hand at the time due to build up during the sales boom immediately before the global crisis, and had indicated delay in payments due to slower turnaround. These delays have caused a much smaller decrease in the accounts receivable balance as compared to the decrease of sales revenue in the fiscal year ended June 30, 2009. However, the Chinese government has been implementing measures and macro-economic policies aimed to stimulate the Chinese economy since the start of 2009, and as one of the pillar industries under support, our customers in the auto industry have indicated to us that they were seeing increased orders during the second and third quarters of 2009 as a result of the stimulus packages and have indicated to us that they were committed to settling their respective outstanding accounts receivable. There are similar cases with our other customers who have also expressed confirmation for settlement as they have been seeing increased orders and collection themselves as the stimulus package is implemented. We also note the continuation or intensification of the current worldwide economic crisis may have negative consequences on the business operations of our customers despite the efforts of the Chinese government and may adversely impact their ability to meet these financial obligations to us, resulting in unrecoverable losses on such accounts receivable.  Although we believe that our current reserves for doubtful accounts are adequate in light of current market conditions, and we are not aware of any specific increases in doubtful accounts, we have nevertheless elected to prepare for the potential worsening of the global economic downturn, and the slowdown in the steel industry in China in particular, by increasing such reserves for 2009. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due for the year ended June 30, 2009. The Company had $830,127 and $1,033,479 of allowances for doubtful accounts, respectively; and provision for bad debts of $3,831,478 and $686,955, respectively, for the year ended June 30, 2009 and 2008.

From time to time we will review credit periods offered, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary, including reducing such allowances if uncollectable accounts do not actually increase and the other factors we consider in determining the collectability of accounts do not deteriorate.  However, if our actual collection experience with our customers or other conditions change, or the other factors that we consider indicate that it is appropriate, a further provision for doubtful accounts may be required, which could adversely affect our financial results.

We provide advances to suppliers when placing purchase orders in the ordinary course of our business.  If we must write-off a material amount of these advances for any reason, or if we are unable to obtain delivery of raw material from suppliers to whom we have paid advances for any reason, our financial results will be negatively impacted.

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date and the balance of our advances decrease when we take down contracted material at a future date.  Balances decrease at a slower rate during periods when raw material prices are decreasing or when we take fewer deliveries from our suppliers. During the fiscal year ended June 30, 2009, lower steel prices coupled with reduced orders and therefore take down of contracted raw materials from the advances paid led to a slower decrease of such balance. We had therefore obtained a cash refund from one of our major suppliers in the amount of $5.0 million in view of the above.

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. For example, we do not generally provide allowances against advances paid to state owned companies as we believe that there is minimal risk of default.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations.  At June 30, 2009 and 2008, the Company had allowances of advances to suppliers of $1,631,557 and $2,522,837, respectively. Approximately 48% of our advance to suppliers was greater than 180 days as of June 30, 2009, the majority, or 74% of which, is attributable to our advances to a single supplier, a subsidiary of a state-owned company in China. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we do not provide allowances against such advances. During the fiscal year June 30, 2009, we have also received a $5.0 million cash refund of supplier advances of over 180 days from one of our major suppliers, representing 23% of advances to suppliers as of June 30, 2009.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention for the suppliers to deliver the contracted raw materials or refund the cash advances.  To date we have not written off any advances to suppliers.  If any material advances to suppliers must be written-off, or if we can not secure delivery of raw materials that have pre-paid with such advances, then our financial results will be negatively impacted.

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

Cold-rolled specialty precision steel is a relatively new industry in China; Chinese manufacturers of durable goods previously relied solely on imports from Japan, Korea, the European Union and the United States. We believe the average quality and standards of products of China’s high precision steel industry lags behind the international norm. During the last four years, we have developed a nationally recognizable brand, however, we are not yet an internationally recognizable brand for our specialty steel products. Although we offer high precision cold rolled steel products in over 100 specifications, there are many other specialty precision steel products of similar nature in the market, even though none currently compete directly with our products. If there are significant changes in market demands and/or competitive forces, we may not be able to change our product mix or adapt our production equipment quickly enough to meet customers’ needs. Under such circumstances, our narrow band of precision steel products and/or new market entrants may negatively impact our financial performance.

Increased imports of steel products into China could negatively affect domestic steel prices and demand levels and reduce profitability of domestic producers.

Based on our understanding, China’s total production capacity of precision cold-rolled steel coils was over two million tons as of June 30, 2009.  However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

Our current manufacturing operations are located in China, our administrative offices are in Hong Kong and we have additional establishments in the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult.  In addition, because of the location of the manufacturing facilities in China, our operations in China could be affected by, among other things:

•	economic and political instability in China, including problems related to labor unrest;

•	lack of developed infrastructure;

•	variances in payment cycles;

•	currency fluctuations;

•	overlapping taxes and multiple taxation issues;

•	employment and severance taxes;

•	compliance with local laws and regulatory requirements;

•	greater difficulty in collecting accounts receivable; and

•	the burdens of cost and compliance with a variety of foreign laws.

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

In China, our operating subsidiaries Chengtong and Shanghai Blessford are subject to numerous national, provincial and local governmental regulations, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These include, among others, regulations governing:

•	environmental and waste management;

•	our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions;

•	property ownership and use in connection with our leased facilities in China; and

•	import restrictions, currency restrictions and restrictions on the volume of domestic sales.

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

Although a substantial portion of our raw material requirements is met by BaoSteel Steel Products Trading Co., Ltd. for the year ended June 30, 2009, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including BaoSteel Steel Products Trading Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2009, our total bank debt outstanding was $22,489,031, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans and SIBOR for USD loan. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2010, will be approximately $1.2 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $225,000. As our short-term loans mature in July 2010, we will be required to either repay or refinance these loans. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available for distribution to our stockholders.

At June 30, 2009, the aggregate fair value of our financial instruments with exposure to interest rate risk was approximately $22.5 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $2.5 million at June 30, 2009.

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

Except for a patent on the Environment-Conscious Mill Bearing with Inner Circular Lubrication, we have no patents or licenses that protect our intellectual property. Unauthorized parties may attempt to copy aspects of our processes and know-how or to obtain and use information that we regard as proprietary. Policing unauthorized use of our processes and know-how is difficult. Our experienced key engineers and management staff are extensively involved in all facets of research, design, craftwork, styling and development of the specialty precision products. Potential risks on the divulgence of skills and the development of new products increase should these employees resign, as we rely heavily on them. We have elected to protect internally developed know-how and production processes (such as system pressure, cleanliness of the lubrication, temperature control, appropriate allocation of oil supply and retrieving, which are vital in providing a radical solution to the difficulties associated with lubricating rolling mills’ backing bearing) by requiring all key personnel (production engineers and management staff) to sign non-disclosure and confidentiality contracts. However, this means of protecting our proprietary rights may not be adequate. In addition, the laws of some foreign countries do not protect our proprietary rights as extensively as do U.S. laws. Our failure to protect adequately our proprietary rights may allow third parties to duplicate our products, production processes or develop functionally equivalent or superior technology. In addition, our competitors may independently develop similar technologies or design around our proprietary intellectual property.

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

The successful implementation of our business strategy requires us to continuously evolve our existing products and services and introduce new products and services to meet customers’ needs. Our designs and products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate our services and products on the basis of a number of factors, including, but not limited to:

•	quality;

•	price competitiveness;

•	technical expertise and development capability;

•	innovation;

•	reliability and timeliness of delivery;

•	product design capability;

•	operational flexibility;

•	customer service; and

•	overall management.

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

We currently supply high precision steel products to five major customers in the Chinese domestic market. For the years ended June 30, 2009 and 2008, sales revenues generated from the top five major customers amounted to 50% and 62% of total sales revenues, respectively; sales to the largest single customer for the same years amounted to 19% and 21% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in, among other things:

•	accurately forecasting demand;

•	predicting volatility;

•	timing volume sales to our customers;

•	balancing our productive resources with product mix; and

•	planning manufacturing services for new or other products that we intend to produce.

Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including, but not limited to:

•	utilization rates of manufacturing lines;

•	downtime due to product changeover;

•	impurities in raw materials causing shutdowns; and

•	maintenance of contaminant-free operations.

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

All of our products are currently manufactured at our existing facilities located in the Jiading District in Shanghai, China. Fire fighting and disaster relief or assistance in China may not be as developed as in Western countries. While we maintain property damage insurance aggregating approximately $53.7 million covering our inventories, equipment, plant and buildings and another $35.1 million insurance against equipment damage, we do not maintain business interruption insurance. Material damage to, or the loss of, our production facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on our financial condition, results of operations, business and prospects.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

Chinese regulations currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations.  Our subsidiaries in China are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds.  Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends.  If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required by Chinese accounting standards, we will be unable to pay any dividends.

Failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. In addition, we are required to maintain records that accurately and fairly represent our transactions and have an adequate system of internal accounting controls. Foreign companies, including some that may compete with us, are not subject to these prohibitions, and therefore may have a competitive advantage over us. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC, and our executive officers and employees have not been subject to the FCPA prior to our reverse merger in December 2006. We can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K.  In addition, an independent registered public accounting firm must also attest to and report on the operating effectiveness of the company’s internal controls.  We can provide no assurance that we will comply with all of the requirements imposed thereby.  There can be no positive assurance that we will receive a positive attestation from our independent auditors.  In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

All of our officers and most of our directors do not have any prior experience as officers and directors of a U.S. publicly traded company, or in complying with the regulatory requirements applicable to a U.S. public company. As a result, we could have difficulty satisfying the regulatory requirements applicable to U.S. public companies, which could adversely affect the market for our common stock. At present, we rely upon outside experts to advise us on matters relating to financial accounting and public company reporting. While we believe that it will be possible to satisfy our public company reporting requirements through the use of third party experts, our general and administrative costs will remain higher until we have developed or acquired internal expertise in these matters

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China.   Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China.  The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	a early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.  In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States.  As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.  Our failure to comply with the applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements.  However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

Most of our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Because substantially all of our earnings and cash assets are denominated in RMB, fluctuations in the exchange rate between the U.S. dollar and the RMB will affect the relative purchasing power of these proceeds, our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Currently, some of our raw materials and major equipment are imported.  In the event that the U.S. dollars appreciate against RMB, our costs will increase.  If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer.  In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the New EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or the New EIT Law, and on December 6, 2007, the State Council of China passed the Implementing Rules for the New EIT Law, or the Implementing Rules, which took effect on January 1, 2008. Under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes.  The Implementing Rules define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprise or group controlled offshore entities.  Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operation reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) ½ directors with voting rights or senior management often resident in China.  Such resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC shareholders.  However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person.  Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

However, as our case substantially meets the foregoing criteria, there is a likelihood that we are deemed to be a  resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its Implementing Rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.  Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.  We are actively monitoring the possibility of “resident enterprise” treatment and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

On August 8, 2006, six PRC regulatory agencies, including the China Securities Regulatory Commission, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rule, which became effective on September 8, 2006. The M&A Rule establishes procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction and in some situations, require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. Most of our current operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So, it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

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

As of June 30, 2009, 67%, or 31,013,715 shares, of our issued and outstanding common stock were owned by non-affiliates, and 31,098,819 of our issued and outstanding common stock were unrestricted and free to trade. The market price for our common stock is subject to volatility and holders of common stock may be unable to resell their shares at or near their original purchase price or at any price. In the absence of an active trading market:

•	investors may have difficulty buying and selling;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market for our common stock.

One stockholder, who is our Chief Executive Officer, exercises significant control over matters requiring shareholder approval.

Wo Hing Li, our Chief Executive Officer, had voting power as of June 30, 2009 equal to approximately 33% of our voting securities. As a result, Wo Hing Li, through such stock ownership, exercises significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Wo Hing Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by shareholders other than Wo Hing Li.

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

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

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

Location	Type of Facility	Size of Land (acre)
Jiading District, Shanghai	Manufacturing facilities, warehouse and office buildings	21.34
Jiading District, Shanghai	Manufacturing facilities	27.04

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2009, we held an annual meeting at which a majority of our stockholders elected six directors and approved the ratification of Moore Stephens, Certified Public Accounts as our independent accountants for fiscal year 2009.

The following table sets forth the matters voted upon at the annual meeting and the results of the voting on each matter voted upon:

Matter Voted Upon	Votes For	Withheld	Votes Against	Abstentions	Broker Non-Votes
Election of Wo Hing Li to Board of Directors	23,727,537	-	49,939	-	-
Election of Tung Kuen Tsui to Board of Directors	24,067,151	-	110,325	-	-
Election of David Peter Wong to Board of Directors	24,065,085	-	112,391	-	-
Election of Che Kin Lui to Board of Directors	24,063,082	-	114,394	-	-
Election of Hai Sheng Chen to Board of Directors	23,723,122	-	454,354	-	-
Election of Daniel Carlson to Board of Directors	23,731,295	-	446,181	-	-
Approval of Moore Stephens, Certified Public Accounts as the Company’s independent accountants for fiscal year 2009	24,112,726	-	44,538	-	-

Each of the above matters was approved by the stockholders at the annual meeting.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has been trading on the NASDAQ Capital Market under the symbol “CPSL” since December 29, 2006 and was previously trading on that market under the symbol “OLAB.”  The CUSIP number for our common stock is 16941J106.

The following table sets forth, for the periods indicated, the available high and low closing prices for our common stock. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Fiscal Year Ended June 30, 2009
1st Quarter	$5.49	$0.86
2nd Quarter	$3.14	$0.95
3rd Quarter	$1.80	$0.86
4th Quarter	$3.24	$1.20
Fiscal Year Ended June 30, 2008
1st Quarter	$12.65	$2.81
2nd Quarter	$11.45	$4.20
3rd Quarter	$6.22	$3.30
4th Quarter	$8.48	$3.50

(1) The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of June 30, 2009, there were approximately 863 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid a cash dividend.  Any future decisions regarding dividends will be made by our board of directors.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by the item relating to “Securities Authorized for Issuance Under Equity Compensation Plans” is set forth under that heading in Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

Stock Performance Graph

The following graph provides a comparison of the cumulative total return on our common stock for the period beginning at the market close on June 30, 2004, through and including June 30, 2009, with the cumulative total return for (i) the Nasdaq Stock Market (U.S. Companies) Index (the “Nasdaq Index”) and (ii) a peer group selected by us that consists of companies with a similar line-of-business and in the same industry. These companies are Steel Dynamics, Tarpon Industries, Arcelor Mittel, Nucor Corp., and Olympic Steel (the “Peer Index”). Total return values were calculated based on cumulative total return assuming the investment, on June 30, 2004, of $100 in each of our Common Stock, the NASDAQ Index and the Peer Index and are based on share prices plus any dividends paid in cash, with the dividends reinvested on the date they were paid. The calculations exclude trading commissions and taxes. Cumulative total returns for the period beginning at the market close on June 30, 2004, through and including December 28, 2006, relate to our prior operations under our former name of OraLabs Holding Corp. We do not believe that such historical information prior to December 28, 2006 is relevant to our continuing operations and is not necessarily indicative of the results to be expected for any future period. On December 29, 2006, our Common Stock began trading under the symbol “CPSL”.

The information contained in this Item 5 of this Annual Report on Form 10-K under “Stock Performance Graph” is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2009 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2009 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of our fiscal year ended June 30, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected consolidated financial data are set forth below as of June 30, 2009 and for the years ended June 30, 2009, 2008, 2007, 2006 and 2005 and should be read in conjunction with our audited consolidated financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In conjunction with the consummation of the Stock Exchange Agreement on December 28, 2006, we changed our fiscal year from December 31 to June 30. The historical data presented below and in our historical consolidated financial statement is not necessarily indicative of the results to be expected for any future period.

The scope of our continuing business is substantially different from that conducted by us prior to January 1, 2007. You should not view our historical consolidated financial statements or the financial data derived therefrom as predictive of our future financial position or results of operations.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
Statement of Operations Data
Sales revenues	76,281	87,739	53,960	34,881	53,145
Cost of goods sold	68,549	65,242	38,926	24,892	45,562
Gross profit	7,732	22,497	15,034	9,989	7,583
Net (loss)/income before discontinued operations	(408)	18,583	7,473	7,514	6,366
Net income/(loss) from discontinued operations	-	-	831	900	(341)
Net (loss)/income	(408)	18,583	8,304	8,415	6,026
(Loss)/earnings per share from continuing operations
Basic	(0.01)	0.43	0.26	0.31	0.26
Diluted	(0.01)	0.43	0.26	0.31	0.26
Income/(loss) per share from discontinued operations
Basic	-	-	0.03	0.04	(0.01)
Diluted	-	-	0.03	0.04	(0.01)
Net (loss)/income per share
Basic	(0.01)	0.43	0.29	0.35	0.25
Diluted	(0.01)	0.43	0.29	0.35	0.25
Shares used in per share calculation
Basic	46,561,229	43,044,420	28,438,313	24,283,725	24,283,725
Diluted	46,561,229	43,256,434	28,759,553	24,283,725	24,283,725

Balance Sheet Data (at year end)
Current assets	84,032	108,134	41,339	23,154	13,028
Total assets	163,409	165,535	82,158	45,571	25,489
Working Capital	41,226	62,905	14,574	(7,584)	(1,326)
Long-term debt	-	-	6,878	3,152	7,713
Total Stockholder’s equity	120,603	120,306	51,105	11,681	3,421

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Introduction

Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of China Precision Steel, Inc. and our subsidiaries’ (together, the “Group”) financial condition, changes in financial condition and results of operations. This discussion is organized as follows.

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2009 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2009. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2009. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

We conduct our operations principally in the PRC through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford, which are wholly owned subsidiaries of our direct subsidiary, PSHL. Our products are sold domestically in China as well as in overseas markets such as Thailand, Nigeria and Ethiopia. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

Fiscal 2009 Financial Performance Highlights

During the 2009 fiscal year, we saw slower demand and lower steel prices compared to last year as a result of the impact of the persisting global crisis. There were decreases in order and sales volume over the year as we are faced with multiple challenges due to the global economic downturn. We have seen weaker demands and reduced orders from existing customers, especially in the high-carbon cold-rolled steel segment, which are mainly used in auto components manufacturing, due to excess capacity and high inventory levels in the industry. Excess capacity, low industrial concentration and a lack of access to natural resources have long plagued China’s steel sector, and these problems have been exacerbated by the impact of the global financial and economic crisis.  Our two cold-rolling mills are now operating at approximately 70% utilization rate due to reduced orders on hand.

During the fiscal year ended June 30, 2009, we sold a total of 84,001 tons of products, a decrease of 5,121 tons from 89,122 tons a year ago, due to slower demand and reduced orders on hand. We believe that such decrease was mainly caused by decreases in product orders from auto components manufacturers and from the Chinese auto industry that experienced weak demand and excess capacity during the year ended June 30, 2009. Lower sales and high raw material costs have led to a gross profit of $7,732,195 and a net loss of $408,338 for the fiscal year ended June 30, 2009.

The RMB400 billion economic stimulus package formulated jointly by the Chinese government’s National Development and Reform Commission and the Ministry of Industry and Information Technology in November 2008 is now planned to focus mainly on nine pillar industries, which include steel, automobiles, shipbuilding, petrochemicals, light industry, textiles, non-ferrous metals, machinery, and information technology, all with serious production surpluses in the whole industrial system. Automobiles and steel sectors have been given priority and are the two main industries out of the nine pillars for which the government is expected to announce specific support packages and further details. On January 14, 2009, China’s State Council approved a “rejuvenation plan” to support the steel industry, with the immediate aim to deal with the effects of the global financial and economic crisis and to also ease the industry’s long-term structural problems. The steel industry plan includes eliminating obsolete capacity, speeding up innovation, promoting alliances and mergers and cutting export tariffs. The government will also subsidize loans of about RMB15 billion to encourage technological upgrading and product rationalization to better meet demand.

Although the series of measures adopted by the Chinese government to promote economic growth have achieved some results, it is currently unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. We expect to continue to experience volatilities in demands in both domestic and international markets in the foreseeable future. Furthermore, deteriorating economic conditions, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences on our business operations.  For the foreseeable future, we expect a continuation of weak demand and volatility in both domestic and international markets across all product segments, and significantly adverse impacts on our gross margin due to a decrease in sales of our high margin high carbon cold rolled steel used mainly in auto components manufacturing.  However, due to the nature of our niche segment and high-end products, we have been able to keep quality customers and negotiate new contracts with a total of 123 new customers during the year. Management continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity.  If these talks are successful, we could see additional sales from a broadened customer base which would further mitigate the impact of the current global slowdown on our business and results of operations. Total company backlog as of June 30, 2009 was $9,278,675.

We also continue to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts with countries or customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. We believe that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we continue to face volatilities in demand and overall steel industry, the medium to long term prospects remain highly optimistic and we believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the 2009 fiscal year:

•	Revenues: Our revenues were approximately $76.3 million for the 2009 fiscal year, a decrease of 13.1% from last year.

•	Gross Margin: Gross margin was 10.1% for the 2009 fiscal year, as compared to 25.6% in 2008.

•
Income/(loss) from operations before tax: Loss from operations before tax was approximately $0.4 million for the 2009 fiscal year, as compared to income from operations before tax of $19.2 million last year.

•	Net Income/(loss): Net loss was approximately $0.4 million for the 2009 fiscal year, a decrease of 102.2% from a net income of approximately $18.6 million last year.

•	Fully diluted Income/(loss) per share: Fully diluted loss per share was $0.01 for the 2009 fiscal year compared to a fully diluted earnings per share of $0.43 last year.

Taxation

United States

China Precision Steel, Inc. is incorporated in the State of Delaware and is subject the tax laws of United States at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. incurred no taxable income for federal tax purposes. In addition, no deferred tax on undistributed earnings of its non-U.S. subsidiaries was provided, as it is our current policy to reinvest these earnings in non-U.S. operations.

British Virgin Islands

PSHL and Blessford International were incorporated in the BVI, and, under the current laws of the BVI, are not subject to income taxes.

PRC

On March 16, 2007, the National People’s Congress of China passed The Enterprise Income Tax Law, or the New EIT Law,, and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or the Implementing Rules, which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified enterprise income tax, or EIT, of 25% on all domestic-invested enterprises and foreign invested entities, or FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

The New EIT Law gives the FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatment. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original tax law shall gradually increase their enterprise income tax rate by 2% per year until the tax rate reaches 25%.  In addition, the Old FIEs that are eligible for the “two-year exemption and three-year half reduction” or “five-year exemption and five-year half-reduction” under the original tax law, are allowed to remain to enjoy their preference until these holidays expire.

Chengtong has been entitled to preferential tax advantages in China, including full tax exemption on the enterprise income tax that was generated in the first two years after the recoveries of previous losses and a one-half reduction in the prevailing enterprise income tax rate for the next 3 years. The full tax exemption for the enterprise income tax expired on December 31, 2005 and the right to a one-half reduction on the enterprise income tax expired on December 31, 2008.  Chengtong is therefore subject to the 25% income tax rate from January 1, 2009.

Shanghai Blessford has also been entitled to preferential tax advantages in China, including full tax exemption on the enterprise income tax that was generated in the first two years after the recoveries of previous losses and a one-half reduction in the prevailing enterprise income tax rate for the next 3 years. The full tax exemption for the enterprise income tax will expire on December 31, 2009 and the right to a one-half reduction on the enterprise income tax will expire on December 31, 2012.  Shanghai Blessford will therefore be subject to 12.5% or one-half of the prevailing tax rate from December 31, 2009 until December 31, 2012.

Substantially all of our income may be derived from dividends we receive from our PRC operating subsidiaries described above.  The New EIT Law and its Implementing Rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes.  We expect that such 10% withholding tax will apply to dividends paid to us by our PRC subsidiaries, but this treatment will depend on our status as a non-resident enterprise.  For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors — Risks Related to Doing Business in China — Under the New EIT Law, we may be classified as a “resident enterprise” of China.  Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2009, 2008 and 2007 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2009			2008		2007
	Amount	% of Revenues		Amount	% of Revenues	Amount	% of Revenues
Revenues	76,281,621	100.0%		87,739,326	100.0%	53,960,243	100.0%
Cost of sales (including depreciation and amortization)	$68,549,426	89.9%		$65,241,825	74.4%	$38,925,987	72.1%
Gross profit	7,732,195	10.1%		22,497,501	25.6%	15,034,256	27.9%
Selling and marketing	1,679,283	2.2%		608,060	0.7%	245,695	0.5%
Administrative expenses	2,238,088	2.9%		2,758,536	3.1%	1,863,994	3.5%
Allowance for bad and doubtful debts	3,831,478	5.0%		686,955	0.8%	3,775,645	7.0%
Depreciation and amortization	196,793	0.3%		64,253	0.1%	44,375	0.1%
(Loss)/Income from continuing operations	(213,447)	(0.3)%		18,379,697	20.9%	9,104,547	16.9%
Other income	1,397,258	1.8%		2,006,777	2.3%	103,388	0.2%
Interest and finance costs	(1,228,665)	(1.6	) %	(1,231,040)	(1.4)%	(312,222)	(0.6)%
Income/(loss) from continuing operations before income taxes	(44,854)	(0.1)%		19,155,434	21.8%	8,894,351	16.5%
Income taxes	(363,484)	0.5%		572,323	0.7%	1,421,690	2.6%
Net income/(loss) before discontinued operations	(408,338)	(0.5)%		18,583,111	21.2%	7,472,661	13.9%
Net income from discontinued operations	—			—		831,448	1.5%
Net (loss)/income	$(408,338)	$(0.5)%		$18,583,111	$21.2%	$(8,304,109)	$15.4%
Basic earnings/(loss) per share
From continuing operations	$(0.01)			$0.43		$0.26
From discontinued operations	$0.00			$0.00		$0.03
Total	$(0.01)			$0.43		$0.29
Diluted earnings/(loss) per share
From continuing operations	$(0.01)			$0.43		$0.26
From discontinued operations	$0.00			$0.00		$0.03
Total	$(0.01)			$0.43		$0.29

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Sales Revenues. Sales volume decreased by 5,121 tons, or 5.7%, year-on-year to 84,001 tons for the year ended June 30, 2009 from 89,122 tons for the year ended June 30, 2008 and, as a result, sales revenues decreased by $11,457,705, or 13.1%, year-on-year to $76,281,621 for the year ended June 30, 2009 from $87,739,326 for the year ended June 30, 2008. The decrease in sales revenues is mainly attributable to a decrease in demand for high-carbon cold-rolled products used in automobile components production due to the slowdown of the automobile industry, as well as lower average sale prices during the year ended June 30, 2009.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2009 and 2008 is as follows:

	2009			2008			Year-on-Year
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Qty. Variance
Low carbon hard rolled	21,009	21,051,186	28	18,612	15,959,415	18	2,397
Low carbon cold-rolled	38,526	29,774,589	39	35,163	27,497,894	32	3,363
High-carbon hot-rolled	5,499	5,487,958	7	6,790	6,291,036	7	(1,291
High-carbon cold-rolled	7,755	11,305,674	15	17,754	29,029,418	33	(9,999
Subcontracting income	11,212	6,392,815	8	10,803	6,425,008	7	409
Sales of scrap metal	-	2,269,399	3	-	2,536,555	3	-
Total	84,001	76,281,621	100	89,122	87,739,326	100	(5,121

There were different trends of demand across various product categories during the year ended June 30, 2009. High-carbon cold-rolled steel products only accounted for 15% of the current sales mix at an average selling price of $1,458 per ton for the year ended June 30, 2009, compared to 33 % of the sales mix at an average selling price per ton of $1,635 for the year ended June 30, 2008. This was a result of the slow down of the automobile industry as a large quantity of the products in this category is sold to automobile components manufacturers. Low-carbon cold-rolled steel products accounted for 39% of the current sales mix at an average selling price of $773 per ton for the year ended June 30, 2009, compared to 32% of the sales mix at an average selling price per ton of $782 for the year ended June 30, 2008. Low-carbon hard-rolled steel products accounted for 28% of the current sales mix at an average selling price of $1,002 per ton for the year ended June 30, 2009, compared to 18% of the sales mix at an average selling price per ton of $857 for the year ended June 30, 2008.  Subcontracting income revenues decreased slightly to $6,392,815, or 8%, of the sales mix for the year ended June 30, 2009 as compared to $6,425,008, or 7%, of the sales mix during the year ended June 20, 2008.

	2009	2008	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	1,002	857	145	17
Low-carbon cold-rolled	773	782	(9)	(1)
High-carbon hot-rolled	998	927	71	8
High-carbon cold-rolled	1,458	1,635	(177)	(11)
Subcontracting income	570	595	(25	(4

The average selling price per ton decreased to $908 for the year ended June 30, 2009, compared to the corresponding year in 2008 of $984, representing a decrease of $76, or 7.8%, year-on-year. This decrease was mainly due to decreases in steel prices and therefore selling prices due to volatilities in the industry, as well as a decrease in percentage of high-carbon cold rolled steel products during the year.  High-carbon cold-rolled steel products have the highest selling prices among all product categories, and only accounted for 15% of the current sales mix, compared to 33% of the sales mix year-on-year.  There was also been a decrease in the average selling price of high-carbon cold-rolled steel products to $1,458 per ton for the year ended June 30, 2009, from $1,635 for the year ended June 30, 2008.

Sales Breakdown by Major Customer

	2009		2008
Customers	$	% of Sales	$	% of Sales
Salzgitter Mannesmann International GMBH	14,275,799	19	*	*
Shanghai Changshuo Stainless Steel Co., Ltd.	10,999,692	14	18,513,819	21
Shanghai Shengdejia Metal Co., Ltd	4,827,675	6	10,414,545	12
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	4,413,512	6	*	*
Unimax and Far Corporation	3,777,196	5	7,695,294	9
Shanghai Bayou Industrial Co., Ltd.	*	*	10,494,752	12
Baosteel Steel Products Trading Co., Ltd.	*	*	6,758,976	8
	38,293,874	50	53,877,386	62
Others	37,987,747	50	33,861,940	38
Total	76,281,621	100	87,739,326	100

* Not major customers for the relevant years

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 50% for the year ended June 30, 2009, compared to 62% for the year ended June 30, 2008. Sales to two new major customers, Salzgitter Mannesmann International GMBH and Shanghai Changshuo Stainless Steel Co., Ltd., for the year accounted for 33% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold. Cost of sales increased by $3,307,601, or 5.1%, year-on-year to $68,549,426 for the year ended June 30, 2009, from $65,241,825 for the year ended June 30, 2008. Cost of sales represented 89.9% of sales revenues for the year ended June 30, 2009 compared to 74.4% for the year ended June 30, 2008. Average cost of production per ton increased to $816 for the year ended June 30, 2009, compared to an average cost of production per ton of $732 for the year ended June 30, 2008,  representing an increase of $84 per ton, or 11.5%, year-on-year.

	2009	2008	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	57,401,094	57,019,804	381,290	1
- Direct labor	1,205,070	946,770	258,300	27
- Manufacturing overhead	9,943,262	7,275,251	2,668,011	37
	68,549,426	65,241,825	3,307,601	5

Cost per unit sold
Total units sold (tons)	84,001	89,122	(5,121)	(6)
Average cost per unit sold ($/ton)	816	732	84	11

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $43, or 6.7%, from $640 for the year ended June 30, 2008 compared to $683 for the year ended June 30, 2009;

•	an increase in direct labor per unit sold of $3, or 27.3%, from $11 for the year ended June 30, 2008 compared to $14 for the year ended June 30, 2009;

•	an increase in factory overhead per unit sold of $36, or 43.9%, from $82 for the year ended June 30, 2008 compared to $118 for the year ended June 30, 2009.

The cost of raw materials consumed increased by $381,290, or 0.7%, year-on-year, to $57,401,094 for the year ended June 30, 2009 from $57,019,804 for the year ended June 30, 2008. This increase was mainly due to increases in raw material prices year-on-year, offset by decrease in total units sold.

Direct labor costs increased by $258,300, or 27.3%, year-on-year, to $1,205,070 for the year ended June 30, 2009, from $946,770 for the year ended June 30, 2008. The increase was due to increases in wages during the year following the lifting of the minimum monthly wage in Shanghai, as well as increases in related pension costs resulting from the additional base wages.

Manufacturing overhead costs increased by $2,668,011, or 36.7%, year-on-year, to $9,943,262 for the year ended June 30, 2009, from $7,275,251 for the year ended June 30, 2008. The increase was mainly attributable to the combined effect of an increase in depreciation of $1,529,348, or 75.8%, year-on-year to $3,547,453 for the year ended June 30, 2009, from $2,018,105 for the year ended June 30, 2008, an increase in utilities of $538,415, or 21.8%, year-on-year to $3,005,366 for the year ended June 30, 2009, from $2,466,951 for the year ended June 30, 2008 due to increased consumption of natural gas associated with the production of 2,397 additional tons of low carbon hard rolled steel year-on-year, and an increase in low consumables by $967,693, or 52.3%, year-on-year to $2,816,436 for the year ended June 30, 2009, from $1,848,743 for the year ended June 30, 2008.

Gross Profit. Gross profit in absolute terms decreased by $14,765,306, or 65.6%, year-on-year, to $7,732,195 for the year ended June 30, 2009, from $22,497,501 for the year ended June 30, 2008, while gross profit margin decreased to 10.1% for the year ended June 30, 2009, from 25.6% for the year ended June 30, 2008. The decrease in gross profit is mainly attributable to a 13.1% year-on-year decrease in sales revenues, as well as a 5.1% year-on-year increase in cost of goods sold. The decrease in gross profit margin principally resulted from the higher cost per ton sold of raw materials as we are taking down raw materials from inventories we purchased some time ago at higher prices during restricted supplies, as well as a decrease in average selling prices due to the decrease in steel prices during the 2009 fiscal year.

Selling Expenses. Selling expenses increased by $1,071,223, or 176.2%, year-on-year, to $1,679,283 for the year ended June 30, 2009 compared to the corresponding year in 2008 of $608,060. The increase was mainly attributable to increases in sales commission paid to export agents based on increased tonnage exported during the year, and transportation and custom clearing charges in relation to such export sales year-on-year. Our export precision products, the low carbon hard-rolled steel, accounted for $21,051,186, or 28%, of the sales mix for the year ended June 30, 2009, compared to $15,959,415, or 18% of sales during the year ended June 30, 2008.

Administrative Expenses.  Administrative expenses decreased by $520,448, or 18.9%, year-on-year, to $2,238,088 for the year ended June 30, 2009 compared to $2,758,536 for the year ended June 30, 2008. This decrease was chiefly associated with lower SEC compliance costs and professional fees as there was no financing activity during the year ended June 30, 2009 and lower legal and advisory fees as we become more familiar with the rules and regulations as a listed company.

Provision for bad debt. Provision for bad debt increased by $3,144,523, or 457.7%, year-on-year, because of bad debt expense in the amount of $3,831,478 recognized during the year. This charge reflects a provision for doubtful accounts due to a dispute between the Company and one of our customers regarding a special stainless steel product processed by the Company and delivered to the customer during the third and fourth quarters of the year ended June 30, 2008. Revenues for these products were initially recognized as services had been rendered and goods had been delivered in accordance to the terms of the contract, collectability was reasonably assured and management had no reason to believe that the customer would object to the goods and services provided.  However, in the months following such delivery, a dispute arose during the use of such products by the customer, which was followed by discussions between the Company and the customer regarding the technical aspects of the products and the possibility of reprocessing. After a few rounds of negotiation with the customer regarding the products and payment, our management determined that this accounts receivable was uncollectible. The Company does not have any other accounts receivable related to this product.

Income from Operations. Income from operations before income tax decreased by $18,593,144, or 101.2%, year-on-year to a loss of $213,447 for the year ended June 30, 2009 from income of $18,379,697 for the year ended June 30, 2008, as a result of the factors discussed above.

Other revenues.  Our other income decreased $609,519, or 30.4%, to $1,397,258 for the year ended June 30, 2009 from $2,006,777 for the year ended June 30, 2008.  As a percentage of revenues, other income decreased to 1.8% for the year ended June 30, 2009 from 2.3% for the year ended June 30, 2008. Such percentage decrease in other income was primarily due to lower cash balances and decrease in interest rate year-on-year.

Interest Expense.  Total interest expense decreased $2,375, or 0.2%, to $1,228,665 for the year ended June 30, 2009, from $1,231,040 for the year ended June 30, 2008 due to an increase in loan balances offset by a lower weighted average interest rate year-on-year.

Income Tax. For the year ended June 30, 2009, we recognized income tax expense of $363,484, compared to an income tax expense of $572,323 for the year ended June 30, 2008. Other than a lower income from operations year-on-year, the income tax expense for the year ended June 30, 2008 reflects a reversal of deferred tax liabilities in the amount of $1,064,028 which had substantially decreased the total income tax expense for the year.

Net Income(loss). Net income decreased by $18,991,449, or 102.2%, year-on-year, to a net loss of $408,338 for the year ended June 30, 2009 from net income of $18,583,111 for the year ended June 30, 2008. The decrease in net income is attributable to a combination of factors discussed above, including a decrease in tons of goods sold due to weakened demand amid the current global economic downturn, which in turn led to a decrease in sales revenue, and lower average selling prices year-on-year.  The decrease in net income is also attributable to a decrease in gross margin, largely due to higher raw material costs and the recognition of a $3,831,478 bad debt expense for the year ended June 30, 2009.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Sales Revenues. Sales volume increased by 22,101 tons, or 33%, year-on-year to 89,122 tons for the year ended June 30, 2008 from 67,021 tons for the year ended June 30, 2007 and, as a result, sales revenues increased by $33,779,083, or 62.6%, year-on-year to $87,739,326 for the year ended June 30, 2008 from $53,960,243 for the year ended June 30, 2007. We believe that the increases in sales and sales revenues are a direct result of increases in our capacity and the building of our brand both in China and overseas among users of cold-rolled precision steel products.

Average cost per unit sold increased to $732 for the year ended June 30, 2008, compared to an average cost per unit sold of $581 for the year ended June 30, 2007, representing an increase of $151 per ton, or 26%, year-on-year. The increase in average cost per unit sold is mainly attributable to the increase in raw material prices.

Sales by Product Line. A break-down of our sales by product line for the years ended June 30, 2008 and 2007 is as follows:

	2008			2007			Year-on-Year
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Qty. Variance
Low carbon cold-rolled	35,163	27,497,894	32	37,066	22,072,438	41	(1,903)
Low carbon acid wash	-	-	-	14	5,732	-	(14)
Low carbon hard rolled	18,612	15,959,415	18	1,149	782,835	1	17,463
High-carbon cold-rolled	17,754	29,029,418	33	5,287	5,529,717	10	12,467
High-carbon hot-rolled	6,790	6,291,036	7	11,918	9,176,414	17	(5,128
High end cold-rolled	-	-	-	865	14,618,831	27	(865)
Sales of Scrap Metal	-	2,536,555	3	-	851,742	2	-
Subcontracting income	10,803	6,425,008	7	10,722	922,534	2	81
Total	89,122	87,739,326	100	67,021	53,960,243	100	22,101

There were various changes in the break-down of sales among our product categories over the year ended June 30, 2008 as we have been ramping up the capacity of the second mill since October 2006 and are in the process of developing new products and new markets. High-carbon cold-rolled steel products accounted for 33% of the sales mix at an average selling price of $1,635 per ton for the year ended June 30, 2008 compared to 10% of the sales mix at an average selling price per ton of $1,046 for the year ended June 30, 2007, as we continued to see our customers of the high-carbon hot-rolled products switch to the high-carbon cold-rolled products. The low-carbon cold-rolled steel products accounted for 32% of the sales mix at an average selling price of $782 per ton for the year ended June 30, 2008 compared to 41% of the sales mix at an average selling price per ton of $595 for the year ended June 30, 2007. This is a result of increased production of the low carbon hard rolled steel category, which is our exported precision steel product, from 1% of sales during the year ended June 30, 2007 accounting for $782,835, to 18% of the sales mix, accounting for $15,959,415, at an average selling price of $857 per ton for the year ended June 30, 2008.

	2008	2007	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon cold-rolled	782	595	187	31
Low-carbon acid wash	-	409	(409)	(100)
Low-carbon hard rolled	857	681	176	26
High-carbon cold-rolled	1,635	1,046	589	56
High-carbon hot-rolled	927	770	157	20
High-end cold-rolled	-	16,900	(16,900)	(100)
Subcontracting income	595	86	509	> 100

The average selling price per ton generated increased to $984 for the year ended June 30, 2008 compared to the corresponding year in 2007 of $805, representing an increase of $179, or 22.3%, year-on-year. This increase was due to both changes in our sales mix during the year to focus on high quality high margin products and rising raw material prices.

Sales Breakdown by Major Customer

	2008				2007
Customers	$		% of Sales		$		% of Sales
Shanghai Changshuo Stainless Steel Co., Ltd.	18,513,819		21		5,428,110		10
Shanghai Bayou Industrial Co., Ltd.	10,494,752		12		-	*	-	*
Shanghai Shengdejia Metal Co. Ltd	10,414,545		12		-	*	-	*
Unimax and Far Corporation	7,695,294		9		-	*	-	*
Baosteel Steel Products Trading Co., Ltd.	6,758,976		8		-	*	-	*
Shanghai Ruixuefeng Metals Co. Ltd	-	*	-	*	12,192,219		23
China Railway Materials Shanghai Company	-	*	-	*	3,498,770		6
Hangzhou Relian Company Limited	-	*	-	*	3,323,981		6
Sinosteel Company Limited	-	*	-	*	3,251,450		6
	53,877,386		62		27,694,530		51
Others	33,861,940		38		26,265,713		49
Total	87,739,326		100		53,960,243		100

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

Cost of Goods Sold. Cost of goods sold increased by $26,315,838, or 68%, year-on-year to $65,241,825 for the year ended June 30, 2008, from $38,925,987 for the year ended June 30, 2007. Cost of goods sold represented 74% of sales revenues for the year ended June 30, 2008, compared to 72% for the year ended June 30, 2007. Average cost per unit sold increased by $151, or 26%, year-on-year to $732 per ton for the year ended June 30, 2008, from $581 per ton for the year ended June 30, 2007. Meanwhile, the average selling price per ton increased by $179 per ton, or 22%, year-on-year to $984 per ton for the year ended June 30, 2008, from $805 per ton for the year ended June 30, 2007.

	2008	2007	Variance
	$	$	$	%
Cost of goods sold
- Raw materials	57,019,804	33,809,809	23,209,995	69
- Direct labor	946,770	635,885	310,885	49
- Manufacturing overhead	7,275,251	4,480,293	2,794,958	62
	65,241,825	38,925,987	26,315,838	68

Cost per unit sold
Total units sold (tons)	89,122	67,021	22,101	33
Average cost per unit sold ($/ton)	732	581	151	26

The raw materials cost component relative to sales revenues increased to 65% for the year ended June 30, 2008 compared to 63% for the year ended June 30, 2007. Due to rising raw material prices over the year, the average cost of raw materials per unit sold increased by $136, or 27%, year-on-year, to $640 for the year ended June 30, 2008 compared to $504 for the year ended June 30, 2007.

The increase in cost of goods sold is represented by the combined effect of:

•
significant increases in sales of high-carbon cold-rolled steel to 17,754 tons (compared to 5,287 tons for the year ended June 30, 2007) at an average selling price of $1,635 per ton (compared to $1,046 per ton for the year ended June 30, 2007) for the year ended June 30, 2008; and

•
increase in sales of low-carbon hard-rolled steel to 18,612 tons (compared to 1,149 tons for the year ended June 30, 2007) at an average selling price of $857 per ton (compared to $681 per ton for the year ended June 30, 2007) for the year ended June 30, 2008.

The cost of raw materials consumed increased by $23,209,995, or 68.6%, year-on-year, to $57,019,804 for the year ended June 30, 2008, from $33,809,809 for the year ended June 30, 2007. This increase was mainly attributable to increases in production capacity and sales volume by 22,101 tons, or 33.0%, year-on-year, to 89,122 tons for the year ended June 30, 2008 from 67,021 tons for the year ended June 30, 2007, resulting in higher input and cost of raw materials. Average cost per unit sold produced increased by $151, or 26%, year-on-year, to $732 for the year ended June 30, 2008 from $581 for the year ended June 30, 2007.

Manufacturing overhead costs increased by $2,794,958, or 62%, year-on-year, to $7,275,251 for the year ended June 30, 2008 from $4,480,293 for the year ended June 30, 2007. This increase was mainly attributable to the combined effect of an increase in low consumables by $1,108,432, or 150%, year-on-year, to $1,848,743 for the year ended June 30, 2008 from $740,312 for the year ended June 30, 2007, an increase in depreciation by $425,050, or 27%, year-on-year, to $2,018,105 for the year ended June 30, 2008 from $1,593,055 for the year ended June 30, 2007, and an increase in utilities by $564,660, or 64%, year-on-year, to $1,441,341 for the year ended June 30, 2008 from $876,681 for the year ended June 30, 2007.

Gross Profit. Gross profit in absolute terms increased by $7,463,245, or 49.6%, year-on-year to $22,497,501 for the year ended June 30, 2008 from $15,034,256 for the year ended June 30, 2007, while gross profit margin decreased to 25.6% for the year ended June 30, 2008 from 27.9% for the year ended June 30, 2007. The increase in gross profit is mainly attributable to a 62.6% year-on-year increase in sales revenues in relation to a 67.6% year-on-year increase in cost of goods sold. The decrease in gross profit margin principally resulted from increases of raw material prices during the year. We passed on the majority of the increased cost to our customers through increases in selling prices.

Selling Expenses. Selling expenses increased by $362,365, or 147%, year-on-year, to $608,060 for the year ended June 30, 2008, compared to the corresponding year in 2007 of $245,695. The increase was mainly attributable to increases in transportation, which rose by $276,957, or 251%, year-on-year, to $387,212, due to our increased sales volume of export products and related delivery charges.

Administrative Expenses.  Administrative expenses increased by $894,542, or 48%, year-on-year, to $2,758,536 for the year ended June 30, 2008, compared to the comparable year in 2007. This was chiefly due to increases in listing and compliance fees after our admission to the NASDAQ Capital Market in December 2006, directors’ remuneration, traveling expenses and salaries and wages. Increases in salaries and wages were principally due to increases in the average number of staff at our operating subsidiaries.

Finance Costs. Net finance cost increased 294% year-on-year as a result of increases in total interest expense by $918,818. The increases in net interest expenses were due a decrease in capitalized interest of $826,101 year-on-year and increases in interest rates during the year.

Net Income. Net income increased by $10,279,002, or 124%, year-on-year, to $18,583,111 for the year ended June 30, 2008 from $8,304,109 for the year ended June 30, 2007. The increase in net income is mainly attributable to the increase in sales during the year, due to increased production capacity.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2009, we had cash and cash equivalents of approximately $13.6 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Year Ended June 30,
	2009	2008	2007
Net cash provided by/(used in) operating activities	$15,105,012	$(12,606,520)	$2,902,389
Net cash used in investing activities	(25,330,600)	(14,705,302)	(9,996,144)
Net cash provided by financing activities	5,232,873	38,197,178	11,599,357
Net cash flow	(4,919,255)	13,063,980	5,317,907

Operating Activities

 Net cash flows provided by operating activities for the year ended June 30, 2009 was $15,105,012 as compared with $12,606,520 used in operating activities for the year ended June 30, 2008, for a net increase of $27,711,532. This increase was mainly due to reduction in cash flows to advances to suppliers of $32,061,519. As compared with a cash outflow in the amount of $19,898,096 to advances to suppliers during the year ended June 30, 2008, we made less advances during the current year and received approximately $5.0 million of cash refund of an advance made to one of our major suppliers. The increase in operating cash flows was also attributed to a substantial increase in cash flows from accounts receivable of $33,203,564, due to strengthened collection activities during the year, offset by decreases from accounts payable and advances from customers during the year ended June 30, 2009.

For the year ended June 30, 2009, sales revenues generated from the top five major customers as a percentage of total sales decreased to 50% as compared to 62% for the year ended June 30, 2008. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. While our operating cash flows from accounts receivable substantially increased year-on-year, Days Sales Outstanding also increased from 87.4 for the year ended June 30, 2008 to 141.0 for the year ended June 30, 2009 as we have experienced delays in customer payment. We note that the continuation or intensification of the current worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on such accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the year ended June 30, 2009 were for the purchase of property, plant and equipment related to the addition of a new cold rolling mill and annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the year ended June 30, 2009 was $25,330,600 as compared with $14,705,302 for the year ended June 30, 2008. The increase in investing activity was due to payment of the construction project related to the new 1450mm cold rolling mill and a deposit made relating to the construction of annealing furnaces during the year ended June 30, 2009.

As of June 30, 2009, the Company had $2,496,669 in commitments for capital expenditures for construction projects mentioned above. Management believes that we currently have sufficient capital resources to meet these contractual commitments and expect to complete the trial production of the new mill by end of calendar 2009. We also forecast lower capital expenditures in the coming years as by now the Company has completed most of its expansion plans and the majority of the construction costs relating to our third cold rolling mill has already been paid for as at June 30, 2009.

Financing Activities

Net cash flows provided by financing activities for the year ended June 30, 2009 was $5,232,873 as compared with $38,197,178 provided by financing activities for the year ended June 30, 2008. During the year ended June 30, 2009, the Company received short-term loans of $5,505,727 and net proceeds from the exercise of warrants of $269,985, which was partially offset by repayment of short-term loans in the amount of $87,839. The year ended June 30, 2008 reflects net proceeds of approximately $44 million from an offering of the Company’s common stock, and repayment and renewing of short-term loans which offset each other.

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

While we currently generate sufficient operating cash flows to support our working capital requirements, our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. Our inability to renew our current bank debt that is due in July 2010, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Current Assets

Current assets decreased by $24,102,171, or 22.3%, year-on-year to $84,031,751 as of June 30, 2009, from $108,133,922 as of June 30, 2008, principally as a result of a decrease in accounts receivable of $8,642,240, or 25.6%, year-on-year, as a result of strengthened efforts in credit collection during the year, cash and cash equivalents by $4,919,255, or 26.5%, year-on-year, advances to suppliers of $11,149,318, or 33.8%, year-on-year, and inventories of $1,540,017, or 8.6%, year-on-year, offset by an increase in bills receivable of $1,821,440, or 42.3%, year-on-year. The decrease in cash and cash equivalents is mainly attributable to payment in relation to the construction cost of the additional rolling mill and annealing furnaces during the year ended June 30, 2009.

Accounts receivable, representing 29.9% of total current assets as of June 30, 2009, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable as of June 30, 2009 and 2008:

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

June 30, 2008

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	34,816,553	32,711,335	313,936	1,414,991	157,578	111,863	106,850
%	100	94	1	4	<1	<1	<1

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, we have halted all our sales transactions directly with customers in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

Current Liabilities

Current liabilities decreased by $2,423,750, or 5.4%, year-on-year, to $42,805,652 as of June 30, 2009, from $45,229,402 as of June 30, 2008. The decrease was mainly attributable to a decrease in advances from customers of $5,254,052, or 75.1%, year-on-year, and a decrease in accounts payable of $4,903,739, or 40.7%, year-on-year, offset by an increase in short-term loans of $5,023,232, or 28.8%, year-on-year.

As of June 30, 2009, we had $22,489,031 in short term-loans. These short term loans have been renewed in July 2009 for one year and will be due on July 31, 2010. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the year ended June 30, 2009, we invested $24,990,534 in purchases of property, plant and equipment, and construction projects in relation to the new cold-rolling mill and annealing furnaces.

Loan Facilities

 The following table illustrates our credit facilities as of June 30, 2009, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG (“RZB”)	July 23, 2008	July 31, 2009	1 year	USD: SIBOR + 3%; RMB: 1.13 times of the PBOC rate	$5,300,000; $2,915,238 (RMB20,000,000)
Raiffeisen Zentralbank Österreich AG	July 20, 2008	July 31, 2009	1 year	1.15 times of the PBOC rate	$14,273,793 (RMB97,500,000
Total					$22,489,031

As of June 30, 2009, we had $22,489,031 in short-term loans as illustrated in the above table. The above loans have been renewed at an interest rate of 1.15 times of the standard market rate set by the People’s Bank of China, or PBOC, for Renminbi loans and at SIBOR plus 3% for USD loans, for one year due on July 31, 2010 and are secured by land use rights, buildings, plant and machineries, and guaranteed by PSHL and Mr. Li Wo Hing.

We are not aware of any existing issues that may lead to a withdrawal of these loans that are due and renewable in July 2010. Our inability to renew, and the unavailability of debt financing due to credit market conditions could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of weak demand and volatility in both domestic and international markets in the foreseeable future, especially the higher margin low carbon cold rolled exported products and the high carbon cold rolled products that are sold to the auto industry, our operating cash flows might be significantly negatively impacted by such reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of June 30, 2009, the Company also had $2,496,669 in contractual commitments for capital expenditures related to the expansion of our production facilities. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Short-Term Debt Obligations	$23,730,426	$23,730,426	$-	$-	$-
Construction Commitments	$2,496,669	$2,496,669	$-	$-	$-
TOTAL	$26,227,095	$26,227,095	$-	$-	$-

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FAS 142-3, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS No. 142.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles," or SFAS No. 162.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of SFAS No. 162 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts,” or FASB No. 163. The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FAS 157-3. This FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 was effective upon issuance. The adoption of FAS 157-3 will not impact our consolidated financial statements in any material respect.

In December 2008, the FASB issued FSP No. FAS 132 (R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003), or FSP No. 132 (R)-1. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” or SFAS No. 107, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our current year financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

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

Functional Currency and Translating Financial Statements

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

Revenue Recognition

Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered and invoiced. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

Accounts Receivable

Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations.

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At June 30, 2009, approximately 9% of our accounts receivable were past due over 180 days.  To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2009 and 2008, the Company had $830,127 and $1,033,479 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the year ended June 30, 2009 and 2008 were $3,831,478 and $686,955, respectively. The current year charge reflects a provision for doubtful accounts due to a dispute between the Company and one of our customers regarding a special stainless steel product processed by the Company and delivered to the customer during the third and fourth quarters of the year ended June 30, 2008. Revenues for these products were initially recognized as services had been rendered and goods had been delivered in accordance to the terms of the contract, collectability was reasonably assured and management had no reason to believe that the customer would object to the goods and services provided.  However, in the months following such delivery, a dispute arose during the use of such products by the customer, which was followed by discussions between the Company and the customer regarding the technical aspects of the products and the possibility of reprocessing. After a few rounds of negotiation with the customer regarding the products and payment, our management determined that this accounts receivable was uncollectible. The Company does not have any other accounts receivable related to this product.

Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At June 30, 2009 and 2008, the Company had allowances for advances to suppliers of $1,631,557and $2,522,837, respectively.

During the year ended June 30, 2009, we have received a $5.4 million cash refund of our advances of over 180 days to suppliers, from one of our major suppliers. The majority of the remaining advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At June 30, 2009, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention for the suppliers to deliver the contracted raw materials or refund the cash advances. To date we have not written off any advances to suppliers.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted-average method.

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that both expire in December 2056. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $98,000 is to be recorded each year starting from the current financial year ending June 30, 2009 for the remaining lease period.  Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with SFAS No. 144. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of June 30, 2009 and no impairment charges were recognized for the relevant periods. As of June 30, 2009, the Company expects these assets to be fully recoverable.

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

Buildings	10 years
Plant and machinery	10 years
Motor vehicles	5 years
Office equipment	5 to 10 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

The Company accounts for impairment of propery, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicate the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. Where the recoverable amount of any property, plant and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. We performed an impairment test as of June 30, 2009, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the relevant year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

Other Policies

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

Off-Balance Sheet Arrangements

For the year ended June 30, 2009, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Foreign Currency Exchange Rates

We collect revenues from operations principally in the Chinese Renminbi. Except for export contracts denominated in US dollars, all of our sales revenues are collected in and substantially all of our expenses are paid in the Chinese Renminbi. We face foreign currency rate translation risk when our results are translated to U.S. Dollars, as well as foreign currency rate transaction risk with respect to sales outside of China and with respect to financial instruments denominated in foreign currencies. Our results of operations denominated in foreign currency are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution.

The Chinese Renminbi had remained stable against the U.S. Dollar at approximately 8.28 Yuan to 1.00 U.S. Dollar for several years and it was not until July 21, 2005 that the Chinese currency regime was altered, with a 2.1% revaluation versus the United States Dollar. This move initially valued the Renminbi at 8.11 per United States Dollar. In addition, the Renminbi is no longer linked to the U.S. currency but rather to a basket of currencies with a 0.3% margin of fluctuation. However, there remains international pressure on the Chinese government to adopt an even more flexible currency policy and as of June 30, 2009 the exchange rate was 6.8307 Yuan to 1.00 U.S. Dollar. The exchange rate of Renminbi is subject to changes in China’s government policies which are, to a large extent, dependent on the economic and political development both internationally and locally and the demand and supply of Renminbi in the domestic market. There can be no assurance that such exchange rate will continue to remain stable in the future amongst the volatility of currencies, globalization and the unstable economies in recent years. Since (i) our income and profit are mainly denominated in Renminbi, and (ii) the payment of dividends will be in U.S. dollars, if any, any exchange fluctuation of the Renminbi against other foreign currencies would adversely affect the value of the shares and dividends payable to shareholders, in foreign currency terms.

At June 30, 2009, the Group’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of $22.5 million (including the Group’s non-U.S. dollar denominated debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.3 million at June 30, 2009.

Interest Rates

We are subject to interest rate risk on its non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2009, our total bank debt outstanding was $22,489,031, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. For the fiscal year ending June 30, 2010, annual interest on loans is anticipated to be approximately $1.2 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $225,000. As our short-term loans mature, we will be required to either repay or refinance these loans. An increase in short-term interest rates at the time that we seek to refinance these short-term loans may increase the cost of borrowing, which may adversely affect our earnings and cash available for distribution to shareholders.

At June 30, 2009, the aggregate fair value of the Group’s financial instruments with exposure to interest rate risk was approximately $22.5 million. The potential change in fair value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $2.3 million at June 30, 2009.

Commodity Prices

The steel coils and other raw materials used by the Company require large amounts of raw materials - iron ore or other iron containing material, steel scrap, coke and coal - as well as large amounts of energy to produce. Additionally, we also use large amounts of energy in our operations. Over the last several years, prices for raw materials and energy, in particular natural gas and oil, have increased significantly. In many cases these price increases have been at a greater percentage than price increases for the sale of steel products.

We have no open derivative commodity instruments as of June 30, 2009 and do not currently hedge our exposure to price fluctuations in the raw materials and energy required for the manufacture of our products.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item begin on page F-1 hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Wo Hing Li, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based on our assessment, Mr. Li and Ms. Li determined that, as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Internal Controls Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2009.

Our internal control over financial reporting as of June 30, 2009 has been audited by Moore Stephens, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls over Financial Reporting

During the fiscal year ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Wo Hing Li	63	Director, Chief Executive Officer, President
Tung Kuen Tsui	65	Director
David Peter Wong	53	Director
Che Kin Lui	46	Director
Hai Sheng Chen	46	Director, Vice-President
Leada Tak Tai Li	29	Chief Financial Officer
Daniel Carlson	42	Non-Executive and Non-Voting Director

Wo Hing Li.  Mr. Wo Hing Li has been the Executive Director and President of the Company since December 28, 2006. In addition, he has been the Chairman and Executive Director of PSHL since May 2002 and the Executive Director of Chengtong since June 2004. From April 2004 until March 2006, Mr. Li served as a Non-Executive Director of China Petrotech Holdings Limited, an oil software and exploration company listed on the Singapore Stock Exchange. From October 2001 to June 2008, Mr. Li served as a director of Medical China Limited, a company listed on the GEM Board of the Hong Kong Stock Exchange. From 1997 to 2001, Mr. Li served as a director of Teda (HK) Holdings Limited. Mr. Li served in various positions within the Grand Finance Group between 1984 and 1997, serving the last seven years as the General Manager of its subsidiary, Grand International (China) Investment Holding Co., Limited. Mr. Li has a Master’s Degree in Business Administration from the Murdoch University of Australia, and a PhD in Management through a program co-organized by the University of International Business & Economics of China and the European University of Ireland.

Tung Kuen Tsui.  Tung Kuen Tsui has been a member of our board of directors since December 28, 2006.  Mr. Tsui has been retired since 1998. From 1995 to 1998, Mr. Tsui served as a Senior Credit Controller for PricewaterhouseCoopers. Prior to working as the Senior Credit Controller, Mr. Tsui held a variety of positions with PricewaterhouseCoopers since 1971, including Senior Manager, Information Systems. Mr. Tsui has a Master of Business Administration from the University of Macau. Mr. Tsui graduated as an Associate Member of Chartered Institute of Secretaries and Administrators in the United Kingdom.

David Peter Wong.  David Peter Wong has been a member of our board of directors since December 28, 2006. Mr. Wong is the Chief Financial Officer of Private Wealth Partners, LLC, an SEC-registered investment adviser based in California, and has been since November 2005. Mr. Wong served as the Corporate Controller for H&Q Asia Pacific, an Asian private equity firm from November 2002 to October 2005. Mr. Wong was the Corporate Controller of Hellman & Friedman, a private equity firm from January 2002 to September 2002. Mr. Wong is a U.K. Chartered Accountant with six years of public accounting experience with Ernst & Young in London and PriceWaterhouseCoopers in Hong Kong. Mr. Wong has a Bachelor of Arts degree in Economics and Geography from the University of Leeds in the United Kingdom.

Che Kin Lui.  Che Kin Lui has been a member of our board of directors since December 28, 2006. Mr. Lui has been the Chief Financial Officer of Mirach Energy Limited, an oil exploration and production company listed on the Singapore Stock Exchange, since April 2007. Mr. Lui served as a consultant for Synthesis Consultancy Limited from July 2002 until March 2007. From June 1999 to July 2002, Mr. Lui served as a manager for MVP (HK) Industries Limited, a company engaged in manufacturing household tools. Mr. Lui has a Master’s Degree in Business Administration from the University of Ballarat, Australia, and a diploma in Business Administration from Hong Kong Shue Yan College.

Hai Sheng Chen. Mr. Hai Sheng Chen is an Executive Director and General Manager of the Company. Mr. Chen has been the General Manager and an Executive Director of Chengtong since its formation in July 2002 as well as an Executive Director of Shanghai Tuorong Precision Strip Company, Limited since June 2001. From July 2001 to July 2002, Mr. Chen was the Managing Director of Shanghai Krupp Stainless Steel Co. Limited, a steel processing company. From August 1999 to May 2001, Mr. Chen was the Deputy General Manager of PuDong Steel Co. Limited, a subsidiary of the BaoSteel Group, a steel processing company. Mr. Chen has an Executive Master’s Degree in Business Administration from China Europe International Business School and a Bachelors Degree in Metallic Pressure Processing from the Beijing University of Science and Technologies.

Leada Tak Tai Li.  Ms. Leada Tak Tai Li has been the Chief Financial Officer of the Company since December 28, 2006. From October 2005 until December 28, 2006, Ms. Li was the Chief Financial Officer of PSHL. Ms. Li has been a Non-Executive Director of STAR Pharmaceutical Limited since August 2009, and was an assistant to the Chairman for the same company between June 2004 and October 2005, where she was assisting with group activities and financial reporting. From November 2003 until May 2004, Ms. Li was an accountant with KPMG Hong Kong, a company engaged in audit, assurances and consulting services, conducting commercial due diligence on businesses in China. From January 2002 until September 2002, Ms. Li was an investment advisor conducting research and analysis with the private equity firm Suez Asia Holdings (Hong Kong) Ltd. In 2003, Ms. Li received her Master’s Degree in Accounting and Finance from Napier University in the U.K., and a Bachelors Degree in Commerce from the University of Melbourne in 2001.

Daniel Carlson. Mr. Carlson has served as a non-executive and non-voting member of our Board of Directors since February 2008. He is currently a member of the Business Development Advisory Team of Clean Coal Resources USA Corporation, a company specializing in underground coal gasification on a commercial scale. Mr. Carlson is also a Series 7 licensed registered representative of European American Equities, a niche investment bank focused on natural resources and alternative energy. Prior to joining Clean Coal Resources USA, Mr. Carlson has 18 years’ experience working in various capacities in the money management industry. Between 2002 and 2008, Mr. Carlson worked in the hedge fund industry focusing on PIPE investments, including sourcing and structuring of transactions. From 2001 to 2002 he served as the Head of Trading at Husic Capital Management, where he assisted in managing several billion dollars of pension fund assets and assisted in the management and risk management of hedge fund products. Prior to joining Husic Capital, Mr. Carlson served from served from July 2000 through December 2001 as an Analyst and Head of Trading at Azure Capital Partners, a Venture Capital/Crossover fund investing in the technology industry. Mr. Carlson started in the asset management industry with RCM Capital Management, where he was a Senior Trader from 1995 to 2000. Mr. Carlson graduated in 1989 from Tufts University with a degree in Economics.

Except as noted above, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person.  Directors are elected until their successors are duly elected and qualified.

Family Relationships

Wo Hing Li is the father of Leada Tak Tai Li, the Company’s Chief Financial Officer. There are no other family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.  Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC, we believe that the required reports were filed on time in fiscal year 2009.

Company Code of Conduct and Ethics

Our board of directors has adopted a Code of Conduct and Ethics that applies to our directors, officers and employees. A copy of this policy is available via our website at http://www.chinaprecisionsteelinc.com.

Committees of the Board of Directors

Our board of directors currently consists of six members: Wo Hing Li, Hai Sheng Chen, Tung Kuen Tsui, Che Kin Lui, David Peter Wong and Daniel Carlson; Mr. Carlson serves as a non-executive, non-voting member of the board of directors. Our board of directors has established three committees: an audit committee, a compensation committee, and a nominating and governance committee. Each committee is comprised entirely of independent directors. From time to time, our board of directors may establish other committees. Our board of directors has adopted a written charter for each of the committees which is available on our website www.chinaprecisionsteelinc.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Audit Committee

We have a standing audit committee comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong, all of whom are independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market, Inc., or the NASDAQ Marketplace Rules, and Exchange Act Rule 10A-3. Each audit committee member meets the financial literacy requirements of the NASDAQ Marketplace Rules. The Board has named Mr. David Peter Wong, who meets the professional experience requirements of the NASDAQ Marketplace Rules, as its audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Mr. Wong’s professional experience is detailed above.

The purpose of the audit committee is to oversee our accounting and financial reporting processes and the audits of our financial statements. The primary function of the audit committee is to oversee the Board by reviewing the financial information that will be provided to the stockholders and others, the preparation of our internal financial statements, and our audit and financial reporting process, including internal control over financial reporting. In addition, our audit committee is responsible for maintaining free and open lines of communication among the committee, the independent auditors and management. Our audit committee consults with our management and independent auditors before the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. The committee is also responsible for considering, appointing, and establishing fee arrangements with our independent auditors and, if necessary, dismissing them. It is not responsible for preparing our financial statements or for planning or conducting the audits.

The Report of the Audit Committee regarding our audited financials statements for the fiscal year ended June 30, 2009 is located under Item 14, “Principal Accounting Fees and Services.”

Compensation Committee

We have a standing compensation committee comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong. Each member of the compensation committee is independent within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Exchange Act Rule 10A-3.

The compensation committee is responsible for: (a) reviewing our compensation programs to determine that they effectively and appropriately motivate performance that is consistent with our business goals and tie executives’ financial interests to those of the stockholders; (b) assure that the Chief Executive Officer’s annual objectives are consistent with our business goals, are explicit, and that performance against these objectives is reviewed annually; (c) define, oversee and ensure that we develop and maintain a program of management succession planning, particularly with respect to the position of Chief Executive Officer; and (d) such other matters as are specifically delegated to the compensation committee by our board of directors from time to time or which are otherwise included in the committee’s charter. According to the charter of the compensation committee, the Chief Executive Officer shall be an advisor to the committee and may be delegated such responsibilities as the committee deems appropriate. In addition, the committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the compensation committee. The committee also has the authority to select, retain, terminate, and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate, without seeking approval of our board of directors or management. With respect to consultants or search firms used to identify director candidates, this authority is vested solely in the committee.

Nominations and Governance Committee

We have a standing nominations and governance committee comprised of Tung Kuen Tsui, Che Kin Lui and David Peter Wong. Each member of the nominations and governance committee is independent within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace Rules and Exchange Act Rule 10A-3. The committee is required to maintain two or three members.

The nominations and governance committee has the responsibility to identify, evaluate, recruit, and recommend qualified candidates to our board of directors for nomination or election. In addition, it is the responsibility of the committee to make recommendations to our board of directors regarding the size and composition of the board or any committee thereof, identify individuals believed to be qualified to become board members or fill vacancies on committees of the board, consistent with criteria approved by the board, and to select, or recommend to the board of directors, the nominees to stand for election as directors at the annual meeting of stockholders, monitor our performance in meeting our obligations of fairness in internal and external matters and our principles of corporate governance, and such other matters that are specifically delegated to the committee by our board of directors from time to time or which are otherwise included in the committee’s charter.

Our board of directors has an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, and skills relevant to our business. The nominations and governance committee selects candidates for director based on their character, judgment, diversity of experience relevant to our business, business acumen, and ability to act on behalf of all stockholders. Each director nominee is selected by the nominations and governance committee based on his/her experience in management or accounting and finance, or industry and technology knowledge, personal and professional ethics, and the willingness and ability to devote sufficient time to effectively carry out his/her duties as a director.

Any stockholder who desires to recommend a nominee for director must submit a letter, addressed to the Corporate Secretary, China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China, which is clearly identified as a “Director Nominee Recommendation.” All recommendation letters must identify the author as a stockholder and provide a brief summary of the candidate’s qualifications, as well as contact information for both the candidate and the stockholder, to enable the committee to contact the nominee for additional information to evaluate the person’s qualifications. Any such nominee will be required to meet the criteria established by the committee and may be interviewed by at least one member of the committee. If the nominee is found to be eligible during the initial interview, the nominee will then be invited to meet with the full committee or the board of directors for further evaluation. The committee will consider all proposed nominees whose names are submitted in accordance with the above-stated requirements. We have never received a stockholder nominee for director, but if we do, we would evaluate him or her based on the same standards used for other candidates.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

The compensation of our executive officers is determined by the compensation committee of the board of directors (referred to in this Item 11, “Executive Compensation” as the “Committee”). The Committee has three members, each of whom is independent of management. None of the members of the Committee has any insider or interlocking relationship with the Company, and each of them is a non-employee director, as these terms are defined in applicable rules and regulations of the SEC.

Our board of directors seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The Committee is responsible for establishing, implementing and monitoring our executive compensation program philosophy and practices. Generally, the types of compensation and benefits provided to named executive officers are similar to those provided to our other officers. The Committee annually reviews the performance of each named executive officer. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Throughout this Annual Report, the individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2009, and who are included in the Summary Compensation Table, are referred to as the “Named Executive Officers.”

Compensation Philosophy

Our executive compensation philosophy is to provide compensation necessary to attract and retain the talent needed to ensure our success and the achievement of long-range strategic goals and growth in total stockholder value. Because the Named Executive Officers already own a considerable number of shares of our common stock, the Committee has determined that equity compensation is not necessary at this time. The core element of executive compensation is competitive base salary.

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

The components of executive compensation in fiscal year 2009 consisted solely of a base salary.  The Committee has not yet implemented or offered any awards under our 2006 Omnibus Long Term Incentive Plan, which provides for issuances of options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards to our employees, including our executive officers, however, the Committee may elect to offer such awards as a component of our executive compensation in the future.

The Committee also takes our financial and working capital condition into account in its compensation decisions. Accordingly, from time to time we may defer payment of cash compensation, although this did not occur in fiscal 2009. The Committee may reassess the proper weighting of equity and cash compensation in light of our improved working capital situation.

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

Base Salary

Base salary levels for executive officers are determined not only on the basis of the Committee’s assessment of individual performance, but also on the total compensation, including salaries, paid by companies engaged in similar businesses, to persons holding equivalent positions. The Committee believes that any increases in base salary should be based upon a favorable evaluation of individual performance relative to individual goals, the functioning of the executive’s team within the corporate structure, success in furthering the corporate strategy and goals, and individual management skills, responsibilities and anticipated workload.

The Committee also considers demonstrated loyalty and commitment and the competitive salaries offered by similar companies to attract and retain executives. Merit increases for executives are to be subject to the same budgetary guidelines as apply to any other employees.

Annual Incentive Compensation

Bonuses

We may pay bonuses to provide incentives to executives and to reward executives based on our overall performance, as well as on the performance of each executive officer’s area of responsibility or operating group. Measures of performance are both financial and strategic. Financial elements are based on whether the Company has achieved its net income growth target for the relevant periods, and strategic elements include, but are not limited to technological or quality improvements, improvements in operations and contributions to business success. The goals are also structured to provide the kinds of objectivity and checks and balances required to ensure compliance with SEC regulations and the Sarbanes-Oxley Act. For the year ended June 30, 2009, there was no bonus payment to the Named Executive Officers.

Equity Awards

Executives are eligible for equity awards in the form of stock options, restricted stock units, unrestricted stock units and stock appreciation rights under our 2006 Omnibus Long Term Incentive Plan. Awards are made at the discretion of the Committee. The number of shares awarded to any individual depends on individual performance, salary level and competitive data, and the impact that such employee’s productivity may make to stockholder value over time. In addition, in determining the number of stock options, restricted stock units, unrestricted stock units or stock appreciation rights to grant to each executive, the Committee reviews the unvested options and units of each executive to determine the future benefits potentially available to the executive. The number of options or units granted will depend in part on the total number of unvested options and units deemed necessary to provide an incentive to that individual to make a long term commitment to remain with the Company. By giving executives an equity interest in the Company, the value of which depends upon stock performance, the policies seek to further align management and stockholder interests. The Committee did not grant any awards to our executives under the plan during the year ended June 30, 2009.

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

Employment and Severance Agreements

We have entered into executive employment agreements with each of Wo Hing Li, our President and Chief Executive Officer, Leada Tak Tai Li, our Chief Financial Officer, and Hai Sheng Chen, our General Manager of operations. Each of the executive employment agreements were entered into as of January 1, 2007, and will continue indefinitely until terminated in accordance with the terms of agreement. The base salary shown in the Summary Compensation Table below is described in each of the executive officer’s respective employment agreement, and each of them has the right to participate in our employee benefit plans. The executives are also entitled to reimbursement, to the fullest extent authorized by Delaware law, of all expenses incurred or suffered by them in connection with any claim brought against them because of or in connection with their positions with us or any of our affiliates, except to the extent that, such expenses arise as a result of the bad faith, willful misconduct or gross negligence of the executive, or as a result of his or her conviction for a felony.

Each of the executive employment agreements permits us to terminate the executive’s employment at any time by giving a written notice to the executive officer, provided that, if we terminate the executive’s employment without cause, the executive will be entitled to a termination payment equal to six months of his or her then current base salary, payable in six equal installments over the six-month period immediate following the date of termination. We may also terminate for cause, at any time, without notice or remuneration, for certain acts of the executive, including but not limited to a conviction or plea of guilty to a felony, negligence or dishonesty to our detriment and failure to perform agreed duties after a reasonable opportunity to cure the failure. An executive may terminate his or her employment upon thirty days’ written notice if there is a material reduction in his authority, duties and responsibilities or if there is a material breach by the us of the terms or conditions of the agreement after a reasonable opportunity to cure the breach. The agreements also provide that, if within 12 months following a change of control, any of the executives are terminated without cause or any of them terminate for good reason, then the vesting and exercisability of 50% of his or her stock options that are unvested at the time of the termination (if any) will accelerate and immediately become vested and exercisable as of the termination date, and will remain exercisable for 12 months following the termination date.

Each of the executive employment agreements contains customary non-competition, confidentiality, and non-disclosure covenants. Specifically, each executive officer has agreed, both during and after he or she is no longer employed by us, to hold in strict confidence and not to use, except as required in the performance of his duties in connection with the employment, any confidential information, technical data, trade secrets and know-how of our company or the confidential information of any third party, including our affiliated entities and our subsidiaries, received by us. The executive officers have also agreed to disclose in confidence to us all inventions, designs and trade secrets which they conceive, develop or reduce to practice and to assign all right, title and interest in them to us. In addition, each of the executive officers has agreed not to, while employed by us and for a period of 3 years following the termination or expiration of the agreement:

•	approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities;

•	assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or

•	solicit the services of any of our employees.

Summary Compensation Table – Fiscal Years Ended June 30, 2009, 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.  No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Wo Hing Li,	2009	140,000	-	140,000
President &	2008	140,000	35,000	175,000
Chief Executive Officer	2007	140,000	-	140,000
Leada Tak Tai Li,	2009	60,000	-	60,000
Chief Financial Officer	2008	60,000	15,000	75,000
	2007	60,000	-	60,000

Narrative Disclosure to Summary Compensation Table

Each of our Named Executive Officers has entered into an executive employment agreement, as described above, with the Company pursuant to which they receive annual compensation as well as discretionary bonuses as may be determined by the Committee.

Plan-Based Awards

No plan-based awards were granted to any of the Named Executive Officers during the year ended June 30, 2009.

Outstanding Equity Awards at June 30, 2009

No unexercised options or warrants were held by any of the Named Executive Officers at year end. No equity awards were made during the year ended June 30, 2009.

Option Exercises and Stock Vested

No options to purchase capital stock of the Company were exercised by any of the Named Executive Officers, nor was any restricted stock held by such executive officers vested during the year ended June 30, 2009.

Pension Benefits

No Named Executive Officers received or held pension benefits during the year ended June 30, 2009.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any Named Executive Officer during the year ended June 30, 2009.

Potential Payments Upon Termination or Change in Control

We do not have change-in-control or severance agreements with our named executive officers. However, each of Mr. Li, Ms. Li and Mr. Chen’s executive employment agreement provides a payment equaling six months of his or her then current base salary, payable in six equal installments over the six-month period immediately following the date of termination, if we terminate any of them without cause or any of them terminate for good reason. In addition, if any of them are terminated without cause or any of them terminate for good reason within 12 months following a change of control, then the vesting and exercisability of fifty percent of his or her stock options that are unvested at the time of the termination will accelerate and immediately become vested and exercisable as of the termination date, and will remain exercisable for 12 months following the termination date.

The following table reflects amounts payable to each of Mr. Li, Ms. Li and Mr. Chen (1) assuming their employment was terminated without cause or for good reason on June 30, 2009 and (2) assuming a termination without cause or for good reason occurred on June 30, 2009 and within 12 months following a change in control.

Name	Termination Without Cause(1)	Change in Control(2)
Wo Hing Li	$70,000	$-
Leada Tak Tai Li	$30,000	$-
Hai Sheng Chen	$4,827	$-

(1)
Amounts in this column reflect the value of unvested options that would be accelerated upon termination without cause or for good reason within 12 months following a change in control. Amounts are calculated based on (1) the difference between (a) the closing market price of a share of Common Stock on June 30, 2009 and (b) the exercise price per share for an option grant (2) multiplied by the number of shares subject to the option grant.

(2)
In accordance with their employment agreements, Mr. Li, Ms. Li and Mr. Chen, if terminated without cause on the last day of the 2009 fiscal year, would have been entitled to a payment of their 2008 base salary in six equal installment over a six-month period.

Director Compensation

The following table provides information about the compensation earned by directors who served during fiscal year 2009:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Wo Hing Li	-	140,000	(1)	140,000
Hai Sheng Chen	-	9,653	(1)	9,653
Che Kin Lui	30,000	-		30,000
David Peter Wong	36,000	-		36,000
Tung Kuen Tsui	30,000	-		30,000
Daniel Carlson (1)	30,000	-		30,000

(1)	The compensation reported for Mr. Li and Mr. Chen reflects compensation that they received as executives of the Company. Neither Mr. Li nor Mr. Chen received compensation for serving as our Directors.

(2)	Mr. Carlson serves on our Board of Directors as a non-executive director.

Narrative to Director Compensation Table

For the year ended June 30, 2009, we paid fees in the total amount of $126,000 for our three independent directors and one non-executive director for service on our board of directors and service to the Company. The fees paid to our independent directors and non-executive director were standard monthly director fees pursuant to the independent director and non-executive director agreements entered into with these directors. David P. Wong receives $3,000/month as compensation for his services as our independent director and audit committee chair, and Che Kin Lui and Tung Kuen Tsui each receives $2,500/month as compensation for their services as our independent directors, and Daniel Carlson receives $2,500/month as compensation for his services as our non-executive director.

The bonuses granted to our directors are discretionary cash bonuses based on the overall performance of the Company for the year, and specifically on the Company’s ability to meet of its Net Income target.  There was no bonus payment to our directors during the year. Other than monthly director fees and discretionary bonuses, we have no other compensation arrangements with our directors for committee service, service as chairman of the board or a committee, meeting attendance or the like.

Compensation Committee Report

Our Compensation Committee, at the direction of our board of directors has prepared the following report for inclusion in this Annual Report. The Compensation Committee is comprised of Messrs. Tsui, Lui and Wong, three non-employee directors who are “disinterested persons” within the meaning of Rule 16b-3 of the Exchange Act  and who are “independent” as required by applicable laws and regulations, and the NASDAQ Marketplace Rules. The Compensation Committee has the responsibility for all compensation matters concerning our executive officers. The Compensation Committee is also responsible for oversight of our compensation plans and benefit programs and equity based awards to our non-executive employees and consultants. The Compensation Committee acts pursuant to a written charter, which is available at our website at http://www.chinaprecisionsteelinc.com.  The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Compensation Committee recommended to the board of directors, and the board of directors has approved, the inclusion of the Compensation Discussion and Analysis in our Annual Report on Form 10-K.

Respectfully submitted,

/s/ The Compensation Committee
Che Kin Lui, Chairman
David Peter Wong
Tung Kuen Tsui

The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings, except to the extent that the Company specifically incorporates it by reference into such filing.

Compensation Committee Interlocks and Insider Participation

During the year ended June 30, 2009, Messrs. Tsui, Lui and Wong fulfilled all functions of the Compensation Committee with regard to determining compensation of executive officers of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 21, 2009, certain information with respect to the beneficial ownership of our common stock by (i) each director and executive officer, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, and (iii) all directors and executive officers as a group.  Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of, and has sole voting and investment power with respect to, the shares indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheungwan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Wo Hing Li	CEO, President, and Chairman	Common Stock, $0.01 par value	15,349,240		33.0%
Leada Tak Tai Li	Chief Financial Officer	Common Stock, $0.01 par value	200,000		*
Hai Sheng Chen	Director	Common Stock, $0.01 par value	0		*
Che Kin Lui	Director	Common Stock, $0.01 par value	0		*
Tung Kuen Tsui	Director		0		*
David Peter Wong	Director		0		*
Daniel Carlson	Director	Common Stock, $0.01 par value	10,000		*
All officers and directors as a group (7 persons named above)		Common Stock, $0.01 par value	15,559,240		33.0%
5% Security Holders
Wo Hing Li		Common Stock, $0.01 par value	15,349,240		33.0%
Hudson Bay Overseas Fund, Ltd. 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.01 par value	2,711,110		5.8%
Sander Gerber c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.01 par value	3,851,110	(3)	8.3%
Yoav Roth c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.01 par value	3,851,110	(3)	8.3%
Charles Winkler c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.01 par value	3,851,110	(3)	8.3%

*Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)
As of September 21, 2009, a total of 46,562,955 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1).  For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Includes 2,711,110 shares of our common stock held by Hudson Bay Overseas Fund, Ltd and 1,140,000 shares of our common stock held by the Hudson Bay Fund, LP. Sander Gerber, Yoav Roth and Charles Winkler share voting and investment power over, but disclaim beneficial ownership over, such shares.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Securities Authorized for Issuances under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2009 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	2,165,220
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,165,220

(1)
The China Precision Steel, Inc. 2006 Omnibus Long-Term Incentive Plan was approved by our stockholders on December 27, 2006. The plan is administered by our Compensation Committee and allows us to grant awards of stock options (including incentive stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards to: (i) any employee, officer or director of the Company or our affiliates, or a consultant or adviser currently providing services to the Company or an affiliate; (ii) any outside director; and (iii) any other individual whose participation in the plan is determined to be in the best interests of the Company by the Compensation Committee.  We have reserved a maximum of 2,165,220 shares of our common stock to be issued under the plan.  No shares have been awarded under the 2006 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The following includes a summary of transactions since the beginning of the 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation”).  We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Review and Approval of Related Person Transactions

We review all relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in our proxy statement. In addition, the disinterested members of the board of directors or audit committee review and approve or ratify any related person transaction that is required to be disclosed. Though the audit committee and board of directors do not follow a written policy or procedure in reviewing related party transactions, in the course of their review and approval or ratification of a disclosable related party transaction, as disclosed in the respective minutes of the meetings of such entities, consider:

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

Director Independence

Our board of directors has determined that the majority of the board is comprised of “independent directors” within the meaning of applicable NASDAQ listing standards relating to board composition and Section 301 of the Sarbanes-Oxley Act of 2002. Our independent directors are: Mr. Tsui, Mr. Wong and Mr. Lui.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following are the fees billed to us by our former auditors, Murrell, Hall, McIntosh & Co., Certified Public Accountants, or MHM, for services rendered to us during 2008, and by Moore Stephens, Certified Public Accountants, for services rendered to us during 2009 and 2008:

	Year Ended June 30,
	2009	2008
Audit Fees	$114,000	$115,159
Audit-Related Fees	$55,000	$55,000
Tax Fees	$-	$7,500
All Other Fees	$3,000	$15,855
TOTAL	$172,00	$193,514

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by MHM and Moore Stephens, respectively, in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided by MHM and Moore Stephens, respectively, and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by MHM and Moore Stephens, respectively, in connection with our S3 registration statements and private and public offerings conducted during such years.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our board of directors.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Moore Stephens, Certified Public Accounts for our financial statements as of and for the year ended June 30, 2009.

Report of the Audit Committee

Our audit committee, at the direction of our board of directors, has prepared the following report for inclusion in this Annual Report. The audit committee is comprised of Messrs. Wong, Lui and Tsui, three non-employee directors who meet the independence criteria prescribed by applicable law and the rules of the SEC for audit committee membership and is an “independent director” within the meaning of the NASDAQ Marketplace Rules. Each audit committee member meets the NASDAQ’s financial literacy requirements. The board of directors has named Mr. David Peter Wong, who meets the NASDAQ’s professional experience requirements, as its audit committee financial expert as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. The audit committee acts pursuant to a written charter, which complies with the applicable provisions of the Sarbanes-Oxley Act of 2002 and related rules of the SEC and NASDAQ, which is available via our website at http://www.chinaprecisionsteelinc.com.

The audit committee reviewed and discussed our audited consolidated financial statements for the fiscal year ended June 30, 2009 with management and with Moore Stephens, the independent registered public accounting firm retained by the Company to audit its financial statements. The audit committee received and reviewed management’s representation and the opinion of the independent registered public accounting firm that the Company’s audited financial statements were prepared in accordance with United States generally accepted accounting principles. The audit committee also discussed with the independent registered public accounting firm during the 2009 fiscal year the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended, and other standards of the Public Company Accounting Oversight Board, rules of the SEC and other applicable regulations.

The audit committee received from Moore Stephens the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and discussed with Moore Stephens the independence of their firm.

Based upon the review and discussions referenced above, the audit committee recommended to our board of directors, and the board of directors approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, for filing with the SEC.

Respectfully submitted,

/s/ The Audit Committee
David Peter Wong, Chairman
Che Kin Lui
Tung Kuen Tsui

The Audit Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act or the Exchange Act that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings, except to the extent that the Company specifically incorporates it by reference into such filing.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

3.2	Bylaws of the Company (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.1	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.2	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.3	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.4	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.5	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.6	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.7
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.8
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Strip Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.9
Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated October 14, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.10
Amendment No. 1 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated December 28, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

Exhibit No.	Description
10.11
Amendment No. 2 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated May 10, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.12
Amendment No. 3 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG,  dated July 26, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.13
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Company Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2007)

10.14
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2007)

10.15
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.16	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.17	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)

10.18
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.19
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.20
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)

23.1*	Consent of Murrell, Hall, McIntosh & Co., PLLP

23.2*	Consent of Moore Stephens

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 28, 2009

CHINA PRECISION STEEL, INC.

By:	/s/ Wo Hing Li
Wo Hing Li
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wo Hing Li	Director, Chief Executive Officer and President	September 28, 2009
Wo Hing Li	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chief Financial Officer	September 28, 2009
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	September 28, 2009
Tung Kuen Tsui

/s/ David Peter Wong	Director	September 28, 2009
David Peter Wong

/s/ Che Kin Lui	Director	September 28, 2009
Che Kin Lui

/s/ Hai Sheng Chen	Director and Vice-President	September 28, 2009
Hai Sheng Chen

/s/ Daniel Carlson	Non-Executive, Non-Voting Director	September 28, 2009
Daniel Carlson

CHINA PRECISION STEEL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2009, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2009. We have also audited the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moore Stephens
Certified Public Accountants
Hong Kong
September 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2007 of China Precision Steel, Inc. and Subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Companies Accounting Oversight Board (United States). The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
October 11, 2007
(October 15, 2007 as to subsequent events disclosed in Note 20)

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 30,	June 30,
	Notes	2009	2008

Assets
Current assets
Cash and equivalents		$13,649,587	$18,568,842
Accounts receivable
Trade, net of allowances of $830,127 and $1,033,479 at June 30, 2009 and 2008, respectively		25,140,834	33,783,074
Bills receivable		6,131,143	4,309,703
Other		881,153	571,746
Inventories	8	16,275,070	17,815,087
Prepaid expenses		75,917	58,105
Advances to suppliers, net of allowance of $1,631,557 and $2,522,837 at June 30, 2009 and 2008, respectively	9	21,878,047	33,027,365

Total current assets		84,031,751	108,133,922

Property, plant and equipment
Property, plant and equipment, net	10	46,812,484	39,199,305
Deposits for plant and machinery		8,348,496	-
Construction-in-progress	11	22,245,173	16,476,454

		77,406,153	55,675,759

Intangible assets, net	12	1,871,211	1,625,690

Goodwill		99,999	99,999

Total assets		$163,409,114	$165,535,370

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	13	$22,489,031	$17,465,799
Accounts payable and accrued liabilities		7,144,242	12,047,981
Advances from customers	14	1,742,944	6,996,996
Other taxes payables		6,650,668	3,976,239
Current income taxes payable		4,778,767	4,742,387

Total current liabilities		42,805,652	45,229,402

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2009 and 2008	15
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,472,955 issued and outstanding June 30, 2009 and 2008, respectively	15	46,563	46,473
Additional paid-in capital	15	75,642,383	75,372,488
Accumulated other comprehensive income		9,731,505	9,295,658
Retained earnings		35,183,011	35,591,349

Total stockholders' equity		120,603,462	120,305,968

Total liabilities and stockholders' equity		$163,409,114	$165,535,370

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30, 2009, 2008 and 2007

	Notes	2009	2008	2007

Revenues
Sales revenues		$76,281,621	$87,739,326	$53,960,243
Cost of goods sold		68,549,426	65,241,825	38,925,987

Gross profit		7,732,195	22,497,501	15,034,256

Operating expenses
Selling expenses		1,679,283	608,060	245,695
Administrative expenses		2,238,088	2,758,536	1,863,994
Allowance for bad and doubtful debts		3,831,478	686,955	3,775,645
Depreciation and amortization expense		196,793	64,253	44,375

Total operating expenses		7,945,642	4,117,804	5,929,709

(Loss)/income from continuing operations		(213,447)	18,379,697	9,104,547

Other income (expense)
Other revenues		1,397,258	2,006,777	103,388
Other expenses		-	-	(1,362)
Interest and finance costs		(1,228,665)	(1,231,040)	(312,222)

Total other income (expense)		168,593	775,737	(210,196)

Net (loss)/income from continuing operations before income tax		(44,854)	19,155,434	8,894,351

Provision for/(benefit from) income tax	17
Current		363,484	1,636,351	1,892,866
Deferred		-	(1,064,028)	(471,176)

Total income tax expense		363,484	572,323	1,421,690

Net (loss)/income before discontinued operations		(408,338)	18,583,111	7,472,661

Net income from discontinued operations		-	-	831,448

Net (loss)/income		$(408,338)	$18,583,111	$8,304,109

Basic (loss)/earnings per share
From continuing operations		$(0.01)	$0.43	$0.26
From discontinued operations		$-	$-	$0.03
Total	18	$(0.01)	$0.43	$0.29

Basic weighted average shares outstanding		46,561,229	43,044,420	28,438,313

Diluted (loss)/earnings per share
From continuing operations		$(0.01)	$0.43	$0.26
From discontinued operations		$-	$-	$0.03
Total	18	$(0.01)	$0.43	$0.29

Diluted weighted average shares outstanding		$46,561,229	$43,256,434	$28,759,553

The Components of comprehensive income:
Net (loss)/income		(408,338)	18,583,111	8,304,109
Foreign currency translation adjustment		435,847	7,103,498	1,446,577

Comprehensive income		$27,509	$25,686,609	$9,750,686

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2009, 2008 and 2007

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2006	$24,283,723	$24,284	$1,375,716	$745,583	$9,535,577	$11,681,160

Sale of common stock	7,451,665	7,451	22,347,543	-	-	22,354,994
Syndication fees	-	-	(3,028,116)	-	-	(3,028,116)
Stock issued for syndication fees	2,798,191	2,798	(2,798)	-	-	-
Anti-dilution rights stock	827,962	828	(828)	-	-	-
Conversion of debt to stock	2,016,600	2,017	6,773,759	-	-	6,775,776
Warrants issued for consulting	-	-	447,993	-	-	447,993
Capital contributions from waiver of dividend	-	-	3,953,794	-	-	3,953,794
Foreign currency translation adjustment	-	-	-	1,446,577	-	1,446,577
Net income	-	-	-	-	8,304,109	8,304,109
Less discontinued operation sold to former shareholder	-	-	-	-	(831,448)	(831,448)

Balance at June 30, 2007	37,378,141	37,378	31,867,063	2,192,160	17,008,238	51,104,839

Sale of common stock	7,100,000	7,100	44,498,650	-	-	44,505,750
Syndication fees	-	-	(130,468)	-	-	(130,468)
Make good shares	2,000,000	2,000	(2,000)	-	-	-
Exercise of warrants	765,872	766	1,729,235	-	-	1,730,001
Cancellation of stock	(771,060)	(771)	(2,589,992)	-	-	(2,590,763)
Foreign currency translation adjustment	-	-	-	7,103,498	-	7,103,498
Net income	-	-	-	-	18,583,111	18,583,111

Balance at June 30, 2008	46,472,953	46,473	75,372,488	9,295,658	35,591,349	120,305,968

Transfer agent adjustment	2	-	-	-	-	-
Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	435,847	-	435,847
Net loss	-	-	-	-	(408,338)	(408,338)

Balance at June 30, 2009	$46,562,955	$46,563	$75,642,383	$9,731,505	$35,183,011	$120,603,462

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities
Net (loss)/income	$(408,338)	$18,583,111	$8,304,109
Adjustments to reconcile net income to net cash provided by operating activities

Depreciation and amortization	3,565,422	2,214,643	1,527,211
Less income from discontinued operations - Oralabs, Inc.	-	-	(831,448)
Allowance for bad and doubtful debts	3,831,478	686,955	3,775,645
Reversal of provision for doubtful accounts	(1,105,866)	-	-
Warrants issued for consulting	-	-	447,993
Net changes in assets and liabilities:
Accounts receivable, net	3,016,777	(30,186,787)	5,523,369
Inventories	1,601,568	(511,151)	(9,133,893)
Deposits	-	82,758	(3,504)
Prepaid expenses	(17,861)	(58,105)	-
Advances to suppliers	12,163,423	(19,898,096)	(10,677,692)
Accounts payable and accrued liabilities	(4,944,049)	6,704,028	2,966,771
Advances from customers	(5,278,228)	5,103,242	(229,495)
Other taxes payable	2,660,691	3,077,622	(188,367)
Current income taxes	19,995	2,659,288	1,892,866
Deferred income taxes	-	(1,064,028)	(471,176)

Net cash provided by/(used in) operating activities	15,105,012	(12,606,520)	2,902,389

Cash flows from investing activities
Deposit for plant and machinery	(8,348,496)	-	-
Purchase of goodwill	-	-	(99,999)
Purchase of land use rights	(340,066)	-	-
Purchase of property, plant and equipment including construction in progress	(16,642,038)	(14,705,302)	(9,896,145)

Net cash used in investing activities	(25,330,600)	(14,705,302)	(9,996,144)

Cash flows from financing activities
Exercise of common stock warrants	269,985	1,730,001	-
Proceeds from sale of common stock	-	44,375,282	19,326,878
Advances from/(to) directors, net	-	(189,315)	(7,610,426)
Short-term loan proceeds	5,050,727	16,702,976	10,040,633
Repayments of short-term loans	(87,839)	(24,421,766)	(10,157,728)

Net cash provided by financing activities	5,232,873	38,197,178	11,599,357

Effect of exchange rate	73,460	2,178,624	812,305

Net (decrease)/increase in cash	(4,919,255)	13,063,980	5,317,907

Cash and cash equivalents, beginning of year	18,568,842	5,504,862	186,955

Cash and cash equivalents, end of year	$13,649,587	$18,568,842	$5,504,862

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,228,665	$1,231,040	$312,222
Taxes	$343,508	-	-
Major non-cash transactions
Issuance of 2,798,191 shares of common stock for syndication fees	$-	$-	$8,394,573
Issuance of 100,000 warrants for services	$-	$-	$447,993
Issuance of 1,216,667 warrants for syndication fees	$-	$-	$2,770,349
Contribution of director's loans to additional paid in capital	$-	$-	$3,953,794
Shareholders loans contributed for contributed construction costs	$-	$-	$8,840,990

The accompanying notes are an integral part of these consolidated financial statements

China Precision Steel, Inc. and Subsidiaries
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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2009 and 2008. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford”).

Chengtong was registered on July 2, 2002 in Shanghai, the People’s Republic of China (the “PRC”), with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liability. On August 22, 2005, the authorized registered capital of Chengtong was increased to $15,220,000 and on December 11, 2007, it was further increased to $42,440,000. Pursuant to document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL were approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Shanghai Tuorong Precision Strip Company Limited, or Tuorong, through PSHL. The sole activity of Tuorong is the ownership of a land use right with respect to facilities utilized by Chengtong. On April 10, 2007, PSHL purchased the entire equity interest in Blessford International Limited, a British Virgin Islands company, for a cash consideration of $100,000. Blessford International Limited does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited (“Shanghai Blessford”), that is a wholly-foreign owned enterprise with limited liability. Shanghai Blessford was registered on February 24, 2006 in Shanghai, the PRC, with a registered capital of $12,000,000 and a defined period of existence of 50 years from February 24, 2006 to February 23, 2056. On May 27, 2008, the authorized registered capital was increased to $22,000,000. We intend to hold Blessford International Limited as a shell subsidiary. As used herein, the “Group” refers to the Company, PSHL, Chengtong, Tuorong, Blessford International and Shanghai Blessford on a consolidated basis.

The Company’s principal activities are conducted through its two operating subsidiaries, Chengtong and Shanghai Blessford. Chengtong and Shanghai Blessford are niche precision steel processing companies principally engaged in the manufacture and sale of cold-rolled and hot-rolled precision steel products and plates for downstream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls and plates in different cuts and thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

2.     Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Foreign Currencies” below).

The consolidated balance sheets as of June 30, 2009 and 2008 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong. The consolidated statements of operations for the years ended June 30, 2009 and 2008 includes CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong for the full year. The consolidated statement of operations for the year ended June 30, 2007 includes CPSL, PSHL, Chengtong and Tuorong for the full year, and Blessford International and Shanghai Blessford from April 9, 2007. Intercompany items have been eliminated.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations.  Accounts receivable are recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  At March 31, 2009, approximately 42% of our accounts receivable were past due over 180 days.  To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At June 30, 2009 and 2008, the Company had $830,127 and $1,033,479 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the year ended June 30, 2009 and 2008 were $3,831,478 and $686,955, respectively. The current year charge reflects a provision for doubtful accounts due to a dispute between the Company and one of our customers regarding a special stainless steel product processed by the Company and delivered to the customer during the third and fourth quarters of the year ended June 30, 2008. Revenues for these products were initially recognized as services had been rendered and goods had been delivered in accordance to the terms of the contract, collectability was reasonably assured and management had no reason to believe that the customer would object to the goods and services provided.  However, in the months following such delivery, a dispute arose during the use of such products by the customer, which was followed by discussions between the Company and the customer regarding the technical aspects of the products and the possibility of reprocessing. After a few rounds of negotiation with the customer regarding the products and payment, our management determined that this accounts receivable was uncollectible. The Company does not have any other accounts receivable related to this product.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Intangible Assets and Amortization – Intangible assets represent land use rights in the PRC acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in the PRC.

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2009 and 2008, the Company had allowances of advances to suppliers of $1,631,557 and $2,522,837, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention for the suppliers to deliver the contracted raw materials or refund the cash advances. To date we have not written off any advances to suppliers.

Property, Plant and Equipment - Property, plant and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets for financial reporting purposes. The estimated useful lives for significant property, plant and equipment are as follows:

Plant and machinery	10 years
Buildings	10 years
Motor vehicles	5 years
Office equipment	5 to 10 years

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

Impairment of Long-Lived Assets - The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2009, 2008 and 2007, the Company capitalized $32,967, nil and $826,101, respectively, of interest to construction-in-progress.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to property, plant and equipment.

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

Functional Currency and Translating Financial Statements – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in US dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Foreign Currencies - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Transactions not conducted in Renminbi are translated into Renminbi at the exchange rates prevailing at the times of such transactions. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in shareholders’ equity.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for current income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2009, 2008 and 2007.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates had expired on December 31, 2008 and Chentong will be subject to the 25% statutory rates from January 1, 2009 onward, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in the PRC.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs - According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by the municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong and Shanghai Blessford contribute the balance contribution of 15.5%% to 21.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

For the years ended June 30, 2009, 2008 and 2007, the Company’s pension cost charged to the statements of operations under the plan amounted to $263,931, $175,939 and $149,179, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2009 and June 30, 2008 because of the relatively short-term maturity of these instruments.  For short-term loans, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases exceeded 10% of total sales during the years ended June 30, 2009, 2008 and 2007 is as follows:

Customers	2009		% to sales		2008		% to sales		2007		% to sales
Salzgitter Mannesmann International GMBH	14,275,799		19%
Shanghai Changshuo Steel Company, Ltd	10,999,692		14%		18,513,819		21		5,428,110		10
Shanghai Bayou Industrial Co. Ltd	-	*	-	*	10,494,752		12		-	*	-	*
Shanghai Shengdejia Metal Co. Ltd	-	*	-	*	10,414,545		12		-	*	-	*
Shanghai Ruixuefeng Metals Co., Limited	-	*	-	*	-	*	-	*	12,192,219		23

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the years ended June 30, 2009, 2008 and 2007 is as follows:

Suppliers	2009		% to consumption		2008		% to consumption		2007	% to consumption
BaoSteel Steel Products Trading Co. Ltd	15,805,702		21		16,439,918		30		4,633,054	14
Hangzhou Relian Company Limited	-	*	-	*	11,050,813		20		8,5988,117	25
Shanghai Pinyun Steel Co., Limited	9,349,480		13		10,025,183		18		6,355,445	19
Shanghai Changshuo Steel Company Ltd	-	*	-	*	-	*	-	*	3,408,301	10

Our management continues to take appropriate actions to perform ongoing business and credit reviews of our customers to reduce our exposure to new and recurring customers who have been deemed to pose a high credit risk to our business based on their commercial credit reports, our collection history, and our perception of the risk posed by their geographic location. We have recently halted all our direct sales to customers located in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $25,140,834 and $33,783,074 as of June 30, 2009 and 2008, respectively.

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

6.  Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Exchange Difference	Balance at End of Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2007	$138,837	$273,461	$(146,816)	$7,979	$273,461
Year ended June 30, 2008	273,461	686,955	—	73,063	1,033,479
Year ended June 30, 2009	1,033,479	3,831,478	(4,041,850)	7,020	830,127

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2007	—	3,502,184	(1,232,856)	—	2,269,328
Year ended June 30, 2008	2,269,328	—	—	253,509	2,522,837
Year ended June 30, 2009	2,522,837	—	(899,140)	7,860	1,631,557

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2007	252,853	610,512	—	—	863,365
Year ended June 30, 2008	863,365	1,096,262	—	89,207	2,048,834
Year ended June 30, 2009	2,048,834	1,623,373	—	2,201	3,674,408

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

7.  Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in the PRC are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years. In accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements as of and for the two years ended June 30, 2009 and 2008.

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2009 AND 2008

	2009	2008
Current assets:
Cash and cash equivalents	$3,154,569	$4,333,911
Prepayments	65,165	72,463
Total current assets	3,219,734	4,406,374

Property, plant and equipment	1,838	1,459
Investments in subsidiaries, reported on equity method	53,905,117	52,689,184
Advances to subsidiaries	63,633,339	63,588,435

Total assets	$120,760,028	$120,685,452

Current liabilities:
Accounts payable	$152,000	$298,105
Accrued expenses	4,566	81,379

Total current liabilities	156,566	379,484

Stockholders' equity:
Common stock, $.001 par value; 62,000,000 shares authorized;
46,562,955 and 46,472,955 shares issued and outstanding
at June 30, 2009 and 2008, respectively	46,563	46,473
Additional paid-in capital	75,642,383	75,372,488
Accumulated other comprehensive income	9,731,505	9,295,658
Retained earnings	35,183,011	35,591,349

Total stockholders' equity	120,603,462	120,305,968

Total liabilities and stockholders' equity	$120,760,028	$120,685,452

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

SALES	$—	$—

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative expenses	1,228,537	2,223,394

Loss from operations	(1,228,537)	(2,223,394)

OTHER INCOME/(EXPENSE):
Interest income	40,113	221,866
Equity in earnings of consolidated subsidiaries	780,086	20,251,567

(LOSS)/INCOME BEFORE INCOME TAXES	(408,338)	18,250,039

BENEFIT FROM/(PROVISION FOR) INCOME TAXES	-	333,072

NET (LOSS)/INCOME	$(408,338)	$18,583,111

The components of comprehensive income:
Net (loss)/income	$(408,338)	$18,583,111
Foreign currency translation adjustment	435,847	7,103,498

COMPREHENSIVE INCOME	$27,509	$25,686,609

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(408,338)	$18,583,111
Adjustments to reconcile net income to operating activities -
Depreciation	340	-
Equity in earnings of consolidated subsidiaries	(780,086)	(20,251,567)
Net changes in assets and liabilities
Prepayments	7,298	(72,463)
Due to Oralabs	-	(441,377)
Accounts payable	(222,918)	377,979

Net cash used in operating activities	(1,403,704)	(1,804,317)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(719)	(1,459)
Advances to subsidiary	(44,904)	(41,999,999)

Net cash used in investing activities	(45,623)	(42,001,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	44,375,282
Proceeds from exercise of warrants	269,985	1,730,001

Net cash provided by financing activities	269,985	46,105,283

NET (DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(1,179,342)	2,299,508

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,333,911	2,034,403

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,154,569	$4,333,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$-	$-
Income taxes paid	$-	$-

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

8.    Inventories

As of June 30, 2009 and 2008, inventories consisted of the following:

At cost:	June 30, 2009	June 30, 2008
Raw materials	$8,846,663	$8,376,173
Work in progress	2,818,832	3,247,093
Finished goods	2,191,341	3,918,801
Consumable items	2,418,234	2,273,020
	$16,275,070	$17,815,087

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $4,841,235 were pledged for short-term loans totaling $22,489,031 as of June 30, 2009.

9.  Advances to Suppliers

Cash advances are shown net of allowances of $1,631,557 and $2,522,837 as of June 30, 2009 and 2008, respectively.

The majority of our advances to suppliers greater than 180 days as of June 30, 2009 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

10.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2009	June 30, 2008
Plant and machinery	$33,331,681	$22,725,528
Buildings	21,806,219	21,685,208
Motor vehicles	534,652	379,885
Office equipment	404,695	185,161
	56,077,247	44,975,782
Less: Accumulated depreciation	(9,264,763)	(5,776,477)
	$46,812,484	$39,199,305

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2009, 2008 and 2007, depreciation totaling $3,547,453, $2,018,105 and $1,482,836, respectively, was included as a component of cost of goods sold.

Plant and machinery and buildings amounting to $55,137,900 (June 30, 2008: $17,827,400) were pledged for short-term loans totaling $22,489,031.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

11.  Construction-In-Progress

As of June 30, 2009 and 2008, construction-in-progress consisted of the following:

	June 30, 2009	June 30, 2008
Construction costs	$22,245,173	$16,476,454

Construction-in-progress represents construction and installations of a cold-rolling mill and annealing furnaces.

12.  Intangible Assets

Land use right amounting to $1,861,093 (June 30, 2008: $555,943) were pledged for short-term loans totaling $22,489,031.

The Company acquired land use rights in August 2004 and December 2006 for 50 years that both expire in December 2056. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $35,000 is to be recorded each year starting from the current financial year ended June 30, 2009 for the remaining lease period.

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with SFAS No. 144. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

13.  Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2009	June 30, 2008
Bank loan agreement dated August 1, 2008, due in one year with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (3.6% at June 30, 2009) (Note 10)	5,300,000	5,300,000

Bank loan agreement dated August 1, 2008, due in one year with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at June 30, 2009) (Note 10)	2,915,238	2,886,952

Bank loan agreement dated June 26, 2008, due July 31, 2009 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at June 30, 2009) (Note 10)	14,273,793	9,278,847

	$22,489,031	$17,465,799

The above bank loans outstanding as at June 30, 2009 have been renewed at an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Österreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The weighted-average interest rate on short-term loans as of June 30, 2009 and 2008 was 5.52% and 7.72%, respectively.

14.  Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services have not been rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

15.  Equity

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

In conjunction with the audit of the Group’s financial statements for the year ended June 30, 2007, certain post-closing adjustments were made for Tuorong. In light of such adjustments and consistent with the purposes and intentions of the Debt Reduction Agreement, dated February 13, 2007, as amended on February 20, 2007, it was determined that 771,060 shares of the Company’s Common Stock issued to directors pursuant to the Debt Reduction Agreement would be required to be cancelled in order to eliminate the $2,590,763 reflected on the June 30, 2007 audited financial statements as amounts due from directors. Such cancellation was effected on November 8, 2007.

Pursuant to the Subscription Agreement dated November 1, 2007 (the “Subscription Agreement”), on November 6, 2007, the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its common stock at a price of $6.75 per share (the “Purchase Price”) and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”). The Warrants have an exercise price of $8.45 per share. The Warrants may not be exercised prior to May 6, 2008. The Securities are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3. In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

The Company closed the Offering on November 6, 2007 (the “Closing Date”). The net proceeds of the offering were approximately $44 million, after deducting underwriting commissions and discounts and other fees and expenses relating to the offering. The warrants were valued at $5.3 million and the net proceeds were recorded to additional paid-in capital. The intended usage of the net proceeds was for repayment of certain bank debt, capital expenditure, and general corporate purposes. During the year ended June 30, 2008, long-term bank loans of $13,042,159 were paid off, and a progress payment of $7,016,729 was made in relation to the construction of the third cold rolling mill. During the year ended June 30, 2009, we invested an additional $13,423,016 in construction in progress and property, production plants and equipment in relation to the third cold rolling mill and expansion of the Shanghai Blessford production facilities.

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

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

16.  Stock Warrants

In connection with a Stock Purchase Agreement dated February 16, 2007 for the Company’s private placement offerings (the “Private Placement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement valued at $2,770,349. The value of the warrants was considered syndication fees and was recorded to additional paid-in capital. 851,667 of these warrants have been exercised during the year ended June 30, 2008.

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's then investor relations consultants valued at $447,993. The value of these was considered syndication fees in association with the Private Placement and was recorded to additional paid-in capital.

On November 6, 2007, in connection with the Subscription Agreement, the Company issued to certain institutional accredited investors warrants to purchase 1,420,000 shares of Common Stock valued at $5,374,748, and Roth Capital Partners, LLC, as placement agent, received warrants to purchase 225,600 shares of Common Stock valued at $887,504. These amounts were recorded as syndication fees offsetting additional paid-in capital.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2008	Granted	Expired or Exercised	Outstanding June 30, 2009	Expiration Date
$3.00	448,392	-0-	(90,000)	358,392	February 22, 2011
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013
$7.38	225,600	-0-	-0-	225,600	November 5, 2010

17.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Years ended June 30,
	2009	2008	2007
Tax savings	$661,293	$3,191,292	1,190,366

Benefit per share
Basic	$0.01	$0.07	$0.04
Diluted	$0.01	$0.07	$0.04

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Significant components of the Group’s deferred tax assets as of June 30, 2009 and 2008 are as follows:

Deferred tax assets:	June 30 2009	June 30, 2008

Net operating loss carried forward	$1,823,487	$1,159,765

Temporary differences resulting from allowances	1,850,921	889,069

Total deferred income tax assets	$3,674,408	$2,048,834
Valuation allowance	(3,674,408)	(2,048,834)
	$—	$—

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$11,737,101 as of June 30, 2009 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income tax expense per books is as follows.

	Year ended June 30,
	2009	2008	2007
Computed tax at the federal statutory rate of 34%	$(15,251)	$6,512,849	$3,024,079
Adjustments for PRC entities taxed at different rates	(102,385)	(1,687,507)	(622,604)
Valuation allowance	1, 144,438	665,736	210,581
Income not subject to tax	(2,025)	(330,361)	-
Deferred taxes	-	(1,064,028)	-
Overprovision in prior year	-	(333,074)	-
Benefit of tax holiday	(661,293)	(3,191,292)	(1,190,366)

Income tax expense per books	$363,484	$572,323	$1,421,690

Income tax expense consists of:
	Year ended June 30,
	2009	2008	2007
Income tax expense for the year - PRC	$363,484	$1,636,351	$1,892,866

Deferred income tax benefit - PRC	—	(1,064,028)	(471,176)

Income tax expense per books	$363,484	$572,323	$1,421,690

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

18.  Earnings/(loss) Per Share

SFAS No. 128 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the year ended June 30, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the year ended June 30, 2008, dilutive shares include outstanding warrants to purchase 1,025,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. Warrants to purchase 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the year ended June 30, 2007, dilutive shares include outstanding warrants to purchase 1,300,059 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2009:
Net loss	$(408,338)
Basic EPS (loss)/income available to common shareholders	$(408,338)	46,561,229	$(0.01)
Effect of dilutive securities
Diluted EPS (loss)/income available to common shareholders	$(408,338)	46,561,229	$(0.01)
For the year ended June 30, 2008:
Net income	$18,583,111
Basic EPS income available to common shareholders	$18,583,111	43,044,420	$0.43
Effect of dilutive securities:
Warrants		212,014
Diluted EPS income available to common shareholders	$18,583,111	43,256,434	$0.43
For the year ended June 30, 2007:
Net income	$8,304,109
Less net income from discontinued operations	$(831,448)
Basic EPS income available to common shareholders	$7,472,661	28,438,313	$0.26
Effect of dilutive securities:
Warrants		321,240
Diluted EPS income available to common shareholders	$7,472,661	28,759,553	$0.26

19.  Capital Commitments

As of June 30, 2009, the Company had contractual commitments of $2,496,669 (June 30, 2008: $11,231,670) for the construction of a cold rolling mill and annealing furnaces.

20.  Impairment

We determine impairment of long-lived assets, including property, plant and equipment and amortizable intangible assets, by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and adjust the assets to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The recent decline in market cap and stock price has triggered an impairment test under SFAS No. 144, an impairment test was performed for the year ended June 30, 2009 and no impairment charges were recognized for the relevant year. As of June 30, 2009, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at June 30, 2009 was considered immaterial and not tested for impairment in accordance with SFAS No. 142.

21.  Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2009
	PRC	Foreign	Total
Revenue	$55,230,435	$21,051,186	$76,281,621
% of sales	72	28	100

	Year Ended June 30, 2008
	PRC	Foreign	Total
Revenue	$71,779,911	$15,959,415	$87,739,326
% of sales	82	18	100

	Year Ended June 30, 2007
	PRC	Foreign	Total
Revenue	$53,177,408	$782,835	$53,960,243
% of sales	90	10	100

22.  Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2009 and 2008:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2009:
Revenues	$25,734,034	$7,623,209	$17,573,959	$25,350,419
Gross profit/(loss)	2,310,244	(1,982,043)	3,451,337	3,952,658
Income/(loss) from continuing operations before income tax	2,239,299	(3,036,649)	(2,293,859)	3,046,355
Net income/(loss)	2,209,362	(3,518,453)	(1,974,981)	2,875,734
Basic earnings/(loss) per share	$0.05	$(0.08)	$(0.04)	$0.06
Diluted earnings/(loss) per share	$0.05	$(0.08)	$(0.04)	$0.06

Fiscal 2008:
Revenues	$28,550,266	$18,773,504	$13,228,321	$27,187,235
Gross profit	5,481,438	5,374,494	4,699,469	6,942,100
Income from continuing operations before income tax	5,594,188	4,181,523	4,097,320	5,282,403
Net income	5,618,054	3,637,900	3,486,451	5,840,706
Basic earnings per share	$0.12	$0.08	$0.08	$0.16
Diluted earnings per share	$0.12	$0.08	$0.08	$0.15

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Earnings per share amounts for each quarter are required to be computed independently. As a result, their sum may not equal the basic and diluted earnings per share for the year.

23.  Recent Accounting Pronouncements

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

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FASB No. 163”). The new standard clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FASB No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

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

In December 2008, the FASB issued FSP No. FAS 132 (R)-1,“Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003) ("FSP No. 132 (R)-1"). It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. FSP 132 (R)-1 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS No. 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS No. 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS No. 167 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS No. 168.

24.  Subsequent Events

Management has evaluated subsequent events from June 30, 2009 to September 26, 2009, the date which our financial statements have been issued and were available to be issued, and has concluded that no material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in our current year financial statements.  Subsequent events that may occur after September 26, 2009 have not been evaluated.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

3.2	Bylaws of the Company (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.21	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.22	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.23	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.24	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.25	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.26	Tax Indemnity Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.27
Equipment Mortgage Agreement between Chengtong and Raiffeisen Zentralbank Österreich AG, dated January 12, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.28
Mortgage Agreement on Immovables between Shanghai Tuorong Precision Strip Company Limited and Raisffesien Zentralbank Öesterreich AG, dated January 12, 2005 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.29
Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated October 14, 2004 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.30
Amendment No. 1 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated December 28, 2004 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

Exhibit No.	Description

10.31
Amendment No. 2 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG, dated May 10, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.32
Amendment No. 3 to Letter of Offer between Shanghai Chengtong Precision Strip CompanyLimited and Raiffeisen Zentralbank Österreich AG,  dated July 26, 2005 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.33
Deed of Release, dated February 13, 2007, from Wo Hing Li, in favor of the Company, Partner Success Holdings Limited and Shanghai Chengtong Precision Strip Company Limited (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 13, 2007)

10.34
Debt Reduction Agreement, dated February 13, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 13, 2007)

10.35
Amendment to the Debt Reduction Agreement, dated February 20, 2007, by and among the Company, Wo Hing Li and Partner Success Holdings Limited (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.36	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.37	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)

10.38
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.39
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.40
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)

23.1*	Consent of Murrell, Hall, McIntosh & Co., PLLP

23.2*	Consent of Moore Stephens

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.