Form 10-Q
period 2009-09-30
China Precision Steel, Inc.
filed 2009-11-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on FORM 10-Q
Three Months Ended September 30, 2009

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009	3
Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2009 and 2008 (unaudited)	4
Consolidated Statements of Stockholders’ Equity for the three months ended September 30, 2009 and 2008 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited)	6
Notes to the Consolidated Financial Statements (unaudited)	7-20

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

	Notes	September 30, 2009	June 30, 2009
		(Unaudited)
Assets

Current assets
Cash and cash equivalents		$13,703,411	$13,649,587
Accounts receivable
Trade, net of allowances of $905,997 and $830,127 at September 30 and June 30, 2009, respectively	5	26,880,457	25,140,834
Bills receivable		3,662,306	6,131,143
Other		852,157	881,153
Inventories	6	19,472,547	16,275,070
Prepaid expenses		59,694	75,917
Advances to suppliers, net of allowance of $1,632,609 and $1,631,557 at September 30 and June 30, 2009, respectively	7	21,168,976	21,878,047

Total current assets		85,799,548	84,031,751

Property, plant and equipment
Property, plant and equipment, net	8	45,779,653	46,812,484
Deposits for building, plant and machinery		2,197,384	8,348,496
Construction-in-progress	9	29,728,022	22,245,173

		77,705,059	77,406,153

Intangible assets, net	10	1,862,531	1,871,211

Goodwill		99,999	99,999

Total assets		$165,467,137	$163,409,114

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$25,799,602	$22,489,031
Accounts payable and accrued liabilities		9,298,447	7,144,242
Advances from customers	12	2,176,492	1,742,944
Other taxes payables		3,007,286	6,650,668
Current income taxes payable		4,781,847	4,778,767

Total current liabilities		45,063,674	42,805,652

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30 and June 30, 2009, respectively	13
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding September 30 and June 30, 2009, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		9,806,697	9,731,505
Retained earnings		34,907,820	35,183,011

Total stockholders' equity		120,403,463	120,603,462

Total liabilities and stockholders' equity		$165,467,137	$163,409,114

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Notes	2009	2008
Revenues
Sales revenues		$17,041,989	$25,350,419
Cost of goods sold		16,338,630	21,397,761

Gross profit		703,359	3,952,658

Operating expenses
Selling expenses		31,809	211,298
Administrative expenses		578,698	462,100
Allowance for bad and doubtful debts		117,117	-
Depreciation and amortization expense		43,738	26,203
Total operating expenses		771,362	699,601

(Loss)/income from operations		(68,003)	3,253,057

Other income/(expense)
Other revenues		19,922	120,703
Interest and finance costs		(228,343)	(327,405)
Total other expense, net		(208,421)	(206,702)

Net (loss)/income from operations before income tax		(276,424)	3,046,355

Provision for/(benefit from) income tax	15
Current		(1,233)	170,621
Deferred		-	-
Total income tax (benefit)/expense		(1,233)	170,621

Net (loss)/income		$(275,191)	$2,875,734

Basic (loss)/earnings per share		$(0.01)	$0.06

Basic weighted average shares outstanding		46,562,955	46,556,107

Diluted (loss)/earnings per share		$(0.01)	$0.06

Diluted weighted average shares outstanding		46,562,955	46,692,711

The Components of comprehensive income/(loss):
Net (loss)/income		$(275,191)	$2,875,734
Foreign currency translation adjustment		75,192	72,519

Comprehensive (loss)/income		$(199,999)	$2,948,253

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2009 and the Three Months Ended September 30, 2009

	Share	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2008	46,472,953	$46,473	$75,372,488	$9,295,658	$35,591,349	$120,305,968

Transfer agent adjustment	2	-	-	-	-	-

Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	435,847	-	435,847

Net income	-	-	-	-	(408,338)	(408,338)

Balance at June 30, 2009	46,562,955	46,563	75,642,383	9,731,505	35,183,011	120,603,462

Foreign currency translation adjustment	-	-	-	75,192	-	75,192

Net income	-	-	-	-	(275,191)	(275,191)

Balance at September 30, 2009 (unaudited)	46,562,955	$46,563	$75,642,383	$9,806,697	$34,907,820	$120,403,463

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities
Net (loss)/income	$(275,191)	$2,875,734
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,210,759	843,290
Allowance for bad and doubtful debts	117,117	-
Impairment of inventories	42,534	-
Net changes in assets and liabilities:
Accounts receivable, net	661,741	(5,622,477)
Inventories	(3,229,520)	(325,089)
Prepaid expenses	16,231	-
Advances to suppliers	723,173	1,974,708
Accounts payable and accrued expenses	2,149,699	885,734
Advances from customers	432,425	(3,295,867)
Other taxes payable	(2,151,427)	1,582,948

Net cash used in operating activities	(302,459)	(1,081,019)

Cash flows from investing activities
Deposit for building, plant and machinery	(2,197,384)	-
Purchase of property, plant and equipment including construction in progress	(749,049)	(7,263,898)

Net cash used in investing activities	(2,946,433)	(7,263,898)

Cash flows from financing activities
Exercise of common stock warrants	-	269,985
Short-term loan proceeds	3,735,552	-
Repayments of short-term loans	(439,477)	(87,611)

Net cash provided by financing activities	3,296,075	182,374

Effect of exchange rate	6,641	(79,224)

Net increase/(decrease) in cash	53,824	(8,241,767)

Cash and cash equivalents, beginning of period	13,649,587	18,568,842

Cash and cash equivalents, end of period	$13,703,411	$10,327,075

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of September 30 and June 30, 2009. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford International”).

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

In the year ended June 30, 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Tuorong through PSHL. The sole activity of Tuorong is the ownership of land use rights with respect to facilities utilized by Chengtong. On April 10, 2007, PSHL purchased the entire equity interest in Blessford International, a British Virgin Islands company, for a cash consideration of $100,000. Blessford International does not conduct any business, but it owns a single subsidiary, Shanghai Blessford Alloy Company Limited (“Shanghai Blessford”), that is a wholly-foreign owned enterprise with limited liability. Shanghai Blessford was registered on February 24, 2006 in Shanghai, the PRC, with a registered capital of $12,000,000 and a defined period of existence of 50 years from February 24, 2006 to February 23, 2056. On May 27, 2008, the authorized registered capital was increased to $22,000,000. We intend to hold Blessford International as a shell subsidiary. As used herein, the “Group” refers to the Company, PSHL, Chengtong, Tuorong, Blessford International and Shanghai Blessford on a consolidated basis.

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

2.     Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (“USD”) (see Note 3 “Foreign Currencies” below).

The accompanying unaudited consolidated financial statements as of September 30 and June 30, 2009 and for the periods ended September 30, 2009 and 2008 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Accounting Standards Codifications - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in our quarter ended September 30, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At September 30 and June 30, 2009, the Company had $ 905,997 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the periods ended September 30, 2009 and 2008 were $117,117 and nil, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30 and June 30, 2009, the Company had allowances of advances to suppliers of $1,632,609 and $1,631,557, respectively.

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

Impairment of Long-Lived Assets - The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the periods ended September 30, 2009 and 2008, the Company capitalized $123,551 and nil, respectively, of interest to construction-in-progress.

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

Revenue Recognition - Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

Functional Currency and Translating Financial Statements – The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement.

Foreign Currencies - The Company’s principal country of operations is the PRC. The financial position and results of operations of the Company are determined using the local currency (“Renminbi” or “Yuan”) as the functional currency. Transactions not conducted in Renminbi are translated into Renminbi at the exchange rates prevailing at the times of such transactions. The results of operations denominated in foreign currencies are translated at the average rate of exchange during the reporting period. Assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the market rate of exchange ruling at that date. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in stockholders’ equity.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for current income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income for the three months ended September 30, 2009 and 2008.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates had expired on December 31, 2008 and Chengtong will be subject to the 25% statutory rates from January 1, 2009 onward, Shanghai Blessford is currently enjoying a full tax exemption from the enterprise income tax that will expire on December 31, 2009, and is entitled to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in the PRC.

While current income tax in our consolidated group accounts is provided in accordance with US GAAP and based on income recognized for our financial year ending June 30, actual income tax payments are based on the assessment of taxable income by local tax authority in the PRC where our operating subsidiaries are located and our tax year ends December 31. In the case where the income tax assessed by the local tax authority is different from the amount we have provided in our consolidated group accounts, there will be an impact on our future operating results.

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

Effective January 1, 2007, the Company adopted the provisions of the ASC Topic No. 740 “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740”). ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes by the State. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current State officials.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2009, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

The revised People’s Republic of China Tentative Regulations on Value Added Tax became effective on January 1, 2009 with the issuance of Order of the State Council No. 538. With the implementation of this VAT reform, input VAT associated with the purchase of fixed assets is now deductible against output VAT.

Retirement Benefit Costs - According to the PRC pension regulations, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by the municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong and Shanghai Blessford contribute the balance contribution of 15.5%% to 21.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the three months ended September 30, 2009 and 2008, the Company’s pension cost charged to the statements of operations under the plan amounted to $82,666 and $97,399, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30 and June 30, 2009 because of the relatively short-term maturity of these instruments.  For short-term loans, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the periods ended September 30, 2009 and 2008 is as follows:

Customers	2009		% to Sales		2008		% to Sales
Shanghai Changshuo Steel Company, Ltd	3,848,354		23		3,414,685		13
Shaoxing Wancheng Metal Plate Co., Ltd.	1,768,383		10		-	*	-	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,735,287		10		-	*	-	*
Shanghai Bayou Industrial Co. Ltd	-	*	-	*	2,961,211		12

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the periods ended September 30, 2009 and 2008 is as follows:

Suppliers	2009		% to Purchasers		2008		% to Purchasers
Guangzhou Zhujiang Steel Co., Ltd.	4,679,267		31		-	*	-	*
Wuxi Hangda Trading Co., Ltd.	2,876,549		19		-	*	-	*
BaoSteel Steel Products Trading Co. Ltd	2,654,920		17		7,571,158		40
Shanghai Pinyun Steel Co., Limited	-	*	-	*	3,630,582		19

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

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $26,880,457 and $25,140,834 as of September 30 and June 30, 2009, respectively.

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

6.    Inventories

The Company was required under GAAP to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form) in the amount of $42,534 for the period ended September 30, 2009.

As of September 30 and June 30, 2009, inventories consisted of the following:

At cost:	September 30, 2009	June 30, 2009
Raw materials	$12,927,343	$8,846,663
Work in progress	307,227	2,818,832
Finished goods	3,666,030	2,191,341
Consumable items	2,571,947	2,418,234
	$19,472,547	$16,275,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,505,761 were pledged for short-term loans totaling $25,799,602 as of September 30, 2009.

7.  Advances to Suppliers

Cash advances are shown net of allowances of $1,632,609 and $1,631,557 as of September 30 and June 30, 2009, respectively.

The majority of our advances to suppliers greater than 180 days as of September 30, 2009 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2009	June 30, 2009
Plant and machinery	$33,491,833	$33,331,681
Buildings	21,820,275	21,806,219
Motor vehicles	534,996	534,652
Office equipment	404,954	404,695
	56,252,058	56,077,247
Less: Accumulated depreciation	(10,472,405)	(9,264,763)
	$45,779,653	$46,812,484

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the periods ended September 30, 2009 and 2008, depreciation totaling $733,899 and $757,461, respectively, was included as a component of cost of goods sold.

Plant and machinery and buildings amounting to $45,222,599 (June 30, 2009: $55,137,900) were pledged for short-term loans totaling $25,799,602.

9.  Construction-In-Progress

As of September 30 and June 30, 2009, construction-in-progress consisted of the following:

	September 30, 2009	June 30, 2009
Construction costs	$29,728,022	$22,245,173

Construction-in-progress represents construction and installations of a cold-rolling mill and annealing furnaces.

10.  Intangible Assets

Land use right amounting to $1,970,083 (June 30, 2009: $1,861,093) were pledged for short-term loans totaling $25,799,602.

The Company acquired land use rights in August 2004 and December 2006 for 50 years that both expire in December 2056. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $39,000 is to be recorded each year for the remaining lease period.

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

11.  Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2009	June 30, 2009
Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (3.3% at September 30, 2009) (Note 8)	5,300,000	5,300,000

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at September 30, 2009) (Note 8)	2,481,056	2,915,238

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at September 30, 2009) (Note 8)	18,018,546	14,273,793

	$25,799,602	$22,489,031

The above bank loans outstanding as at September 30, 2009 carry an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman and CEO, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Österreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans as of September 30 and June 30, 2009 was 5.53% and 5.52%, respectively.

12.  Advances from Customers

Advances from customers represent advance cash receipts from new customers and for which goods have not been delivered or services have not been rendered as of the balance sheets dates. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

13.  Equity

Pursuant to Section 5.1 of the Stock Purchase Agreement (defined below), the Company agreed to reserve for issuance to investors in the private placement an aggregate of 2,000,000 shares of Common Stock if the Company’s net income for the fiscal year ended June 30, 2007 was less than US$10.4 million, as set forth in the Company’s audited financial statements as filed with the SEC in the Company’s Annual Report on Form 10-K for that fiscal year. As the Company’s net income as set forth in its audited financial statements for the year ended June 30, 2007 was less than US$10.4 million, the Company was required to issue the 2,000,000 shares of Common Stock to such investors. Such issuance was effected on October 15, 2007. No additional consideration was received by the Company in connection with this issuance of shares of Common Stock.

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

Pursuant to the Subscription Agreement dated November 1, 2007 (the “Subscription Agreement”), on November 6, 2007, the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its Common Stock at a price of $6.75 per share and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”). The Warrants have an exercise price of $8.45 per share. The Warrants were not exercisable prior to May 6, 2008. The Securities are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3. In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

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

On the Closing Date, pursuant to a Placement Agency Agreement entered into between the Company and Roth Capital Partners LLC (“Roth Capital”) on October 31, 2007, Roth Capital received an amount in cash equal to 7.0% of the gross proceeds of the Offering and warrants to purchase an amount of Common Stock equal to 3.0% of the total number of shares of Common Stock sold in the Offering (the “Placement Warrants”), or 225,600 shares of Common Stock valued at $887,504, and this amount was recorded as syndication fees offsetting additional paid-in capital. Such Placement Warrants have an exercise price per share of 120% of the closing price per share of the Company’s Common Stock on the Closing Date, or $7.38, and were not exercisable prior to May 6, 2008. Thereafter, the Placement Warrants are exercisable at any time until the third anniversary of the date of issue.

14.  Stock Warrants

In connection with a Stock Purchase Agreement, dated February 16, 2007, for the Company’s private placement offering (the “Private Placement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement valued at $2,770,349. The value of the warrants was considered syndication fees and was recorded to additional paid-in capital. 851,667 of these warrants have been exercised during the year ended June 30, 2008.

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's then investor relations consultants valued at $447,993. The value of these was considered syndication fees in association with the Private Placement and was recorded to additional paid-in capital.

On November 6, 2007, in connection with the Offering, the Company issued to certain institutional accredited investors Warrants to purchase 1,420,000 shares of Common Stock valued at $5,374,748, and Roth Capital, as placement agent, received warrants to purchase 225,600 shares of Common Stock valued at $887,504. These amounts were recorded as syndication fees offsetting additional paid-in capital.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2009	Granted	Expired or Exercised	Outstanding September 30, 2009	Expiration Date
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013
$7.38	225,600	-0-	-0-	225,600	November 5, 2010

15.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2009	2008
Tax savings	$197,198	$645,170

Benefit per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Significant components of the Group’s deferred tax assets as of September 30 and June 30, 2009 are as follows:

Deferred tax assets:	September 30, 2009	June 30, 2009
Net operating loss carried forward	$2,082,076	$1,823,487

Temporary differences resulting from allowances	1,880,173	1,850,921

Total deferred income tax assets	$3,962,249	$3,674,408
Valuation allowance	(3,962,249)	(3,674,408
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$11,767,719 as of September 30, 2009 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income tax expense per books is as follows.

	Three months ended September 30,
	2009	2008
Computed tax at the federal statutory rate of 34%	$(93,565)	$1,035,761
Adjustments for PRC entities taxed at different rates	3,023	(290,468)
Valuation allowance	287,874	61,561
Income not subject to tax	(134)	-
Overprovision in prior year	(1,233)	8,937
Benefit of tax holiday	(197,198)	(645,170)

Income tax (benefit)/expense per books	$(1,233)	$170,621

Income tax expense consists of:

	Three months ended September 30,
	2009	2008
Income tax (benefit)/expense for the year - PRC	$(1,233)	$170,621

16.  Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three months ended September 30, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future. For the three months ended September 30, 2008, dilutive shares include outstanding warrants to purchase 358,392 shares of common stock at an exercise price of $3.00 and 100,000 shares at an exercise price of $3.60. Warrants to purchase 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

The following reconciles the components of the EPS computation:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended September 30, 2009:
Net loss	$(275,191)
Basic EPS (loss)/income available to common shareholders	$(275,191)	46,562,955	$(0.01)
Effect of dilutive securities:		-
Diluted EPS (loss)/income available to common shareholders	$(275,191)	46,562,955	$(0.01)
For the three months ended September 30, 2008:
Net income	$2,875,734
Basic EPS income available to common shareholders	$2,875,734	46,556,107	$0.06
Effect of dilutive securities:
Warrants		136,604
Diluted EPS income available to common shareholders	$2,875,734	46,692,711	$0.06

17.  Capital Commitments

As of September 30, 2009, the Company had contractual commitments of $916,162 (June 30, 2009: $2,496,669) for the construction of a cold rolling mill.

18.  Impairment

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

The recent decline in market cap and stock price has triggered an impairment test under ASC 360, an impairment test was performed for the quarter ended September 30, 2009 and no impairment charges were recognized for the relevant period. As of September 30, 2009, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at September 30, 2009 was considered immaterial and not tested for impairment in accordance with ASC 350.

19.  Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued guidance now codified as FASB ASC 805, “Business Combinations” (“ASC 805”). ASC 805 will change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment and disclosure for certain specific items in a business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that ASC 810 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued guidance now codified as ASC 350-30, “Determination of the Useful Life of Intangible Assets” (“ASC 350-30”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”).  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles.  This guidance is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of ASC 350-30 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued guidance now codified as ASC 105, “The Hierarchy of Generally Accepted Accounting Principles" (“ASC 105”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of ASC 105 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued guidance now codified as ASC 944-20, “Accounting for Financial Guarantee Insurance Contracts” (“ASC 944-20”). The new standard clarifies how FASB Statement No. 60, now codified as ASC 944-20, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued guidance now codified as ASC 820-10, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“ASC 820-10”). This guidance clarifies the application of FASB Statement No. 157, now codified as ASC 820-10, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10 was effective upon issuance. The adoption of ASC 820-10 will not impact our consolidated financial statements in any material respect.

In December 2008, the FASB issued guidance now codified as ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003), now codified as ASC 715-20-65. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with ASC 105.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements” (“ASC 820”). Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, “Revenue Recognition” (“ASC 605”), regarding multiple-deliverable revenue arrangements.  This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 605 and cannot estimate the impact of adoption at this time.

20. Subsequent Events

Management has evaluated subsequent events from October 1, 2009 to November 16, 2009, the date which our financial statements have been issued and were available to be issued, and has concluded that no material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in our current period financial statements. Subsequent events that may occur after November 16, 2009 have not been evaluated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to produce and sell cold-rolled precision steel products at high margins; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; changes in our relationships with customers and suppliers; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2009.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at September 30, 2009 (unaudited) and June 30, 2009, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three month periods ended September 30, 2009 and 2008.

Use of Terms

Except as otherwise indicated by the context, all references in this Quarterly Report to (i) the “Group,” the “Company,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries; (ii) “PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company; (iii) “Blessford International” are to PSHL’s subsidiary Blessford International Limited, a BVI company; (iv) “Shanghai Blessford” are to Blessford International’s subsidiary Shanghai Blessford Alloy Company Limited, a PRC company; (v) “Chengtong” are to PSHL’s subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company; (vi) “Tuorong” are to PSHL’s subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company; (vii) “SEC” are to the United States Securities and Exchange Commission; (viii) “Securities Act” are to the Securities Act of 1933, as amended; (ix) “Exchange Act” are to the Securities Exchange Act of 1934, as amended; (x) “RMB” are to Renminbi, the legal currency of China; (xi) “U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States; (xii) “China,” “Chinese” and “PRC” are to the People’s Republic of China; and (xiii) “BVI” are to the British Virgin Islands.

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

We conduct our operations principally in the PRC through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford, which are wholly owned subsidiaries of our direct subsidiary, PSHL. Our products are sold domestically in the PRC as well as in overseas markets such as Thailand, Nigeria and Ethiopia. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

First Quarter Financial Performance Highlights

During the first fiscal quarter of 2010, we continued to see slower demand and lower steel prices compared to same period a year ago as a result of the impact of the persisting global economic crisis. There were decreases in order and sales volume over the three months ended September 30, 2009 as we are faced with multiple challenges due to the global economic downturn. We have seen weaker demand and reduced orders from existing customers, especially in the high-carbon cold-rolled steel segment, which are mainly used in auto components manufacturing, due to excess capacity and high inventory levels in the industry. Excess capacity, low industrial concentration and a lack of access to natural resources have long plagued China’s steel sector, and these problems have been exacerbated by the impact of the global financial and economic crisis.  Our two cold-rolling mills are now operating at approximately 70% utilization rate due to reduced orders on hand.

During the period ended September 30, 2009, we sold a total of 22,293 tons of products, a decrease of 1,923 tons from 24,216 tons during the same period a year ago, due to slower demand and reduced orders on hand. We believe that such decrease was mainly caused by decreases in product orders from auto components manufacturers and from the Chinese auto industry that experienced weak demand and excess capacity during the period ended September 30, 2009. Lower sales and high raw material costs have led to a gross profit of $703,359 and a net loss of $275,191 for the period ended September 30, 2009.

The RMB400 billion economic stimulus package formulated jointly by the Chinese government’s National Development and Reform Commission and the Ministry of Industry and Information Technology in November 2008 is now planned to focus mainly on nine pillar industries, which include steel, automobiles, shipbuilding, petrochemicals, light industry, textiles, non-ferrous metals, machinery, and information technology, all with serious production surpluses in the whole industrial system. Automobiles and steel sectors have been given priority and are the two main industries out of the nine pillars for which the government has specific support packages. On January 14, 2009, China’s State Council approved a “rejuvenation plan” to support the steel industry, with the immediate aim to deal with the effects of the global financial and economic crisis and to also ease the industry’s long-term structural problems. The steel industry plan includes eliminating obsolete capacity, speeding up innovation, promoting alliances and mergers and cutting export tariffs. The government will also subsidize loans of about RMB15 billion to encourage technological upgrading and product rationalization to better meet demand.

Although the series of measures adopted by the Chinese government to promote economic growth have achieved some results, it is currently unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the industries that affect our business. We expect to continue to experience volatilities in demands in both domestic and international markets in the foreseeable future. Furthermore, deteriorating economic conditions, including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences on our business operations.  For the foreseeable future, we expect a continuation of weak demand and volatility in both domestic and international markets across all product segments, and significantly adverse impacts on our gross margin due to a decrease in sales of our high margin high carbon cold rolled steel used mainly in auto components manufacturing.  However, due to the nature of our niche segment and high-end products, we have been able to keep quality customers and negotiate new contracts with a total of 5 new customers during the period. Management continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity.  If these talks are successful, we could see additional sales from a broadened customer base which would further mitigate the impact of the current global slowdown on our business and results of operations. Total company backlog as of September 30, 2009 was $9,462,867.

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

The following are some financial highlights for the first quarter:

•	Revenues: Our revenues were approximately $17 million for the first quarter, a decrease of 32.8% from last year.

•	Gross Margin: Gross margin was 4.1% for the first quarter, as compared to 15.6% in 2009.

•
Income/(loss) from operations before tax: Loss from operations before tax was approximately $0.3 million for the first quarter, as compared to income from operations before tax of $3.0 million last year.

•	Net Income/(loss): Net loss was approximately $0.3 million for the first quarter, a decrease of 105.5% from a net income of approximately $2.9 million last year.

•	Fully diluted Income/(loss) per share: Fully diluted loss per share was $0.01 for the first quarter compared to a fully diluted earnings per share of $0.06 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three Months Ended September 30, 2009 and September 30, 2008

	Thee Months ended September 30, 2009		Thee Months ended September 30, 2008
	Amount	% of Revenues	Amount	% of Revenues
Revenues	$17,041,989	100.0	$25,350,419	100.0
Cost of sales (including depreciation and amortization)	16,338,630	95.9	21,397,761	84.4
Gross profit	703,359	4.1	3,952,658	15.6
Selling and marketing expenses	31,809	0.2	211,298	0.8
Administrative expenses	578,698	3.4	462,100	1.8
Allowance for bad and doubtful debts	117,117	0.7	-	-
Depreciation and amortization expense	43,738	0.3	26,203	0.1
(Loss)/income from operations	(68,003)	(0.4)	3,253,057	12.8
Total other expense, net	(208,421)	(1.2)	(206,702)	(0.8)
Income taxes	(1,233)	(0.0)	170,621	0.7
Net (loss)/income	$(275,191)	(1.6)	$2,875,734	11.3
Basic earnings (loss) per share	$(0.01)	N/A	$0.06	N/A
Diluted earnings (loss) per share	$(0.01)	N/A	$0.06	N/A

Sales Revenues

Sales volume decreased by 1,923 tons, or 7.9%, period-on-period to 22,293 tons for the period ended September 30, 2009 from 24,216 tons for the period ended September 30, 2008 and, as a result, sales revenues decreased by $8,308,430, or 32.8%, period-on-period to $17,041,989 for the period ended September 30, 2009 from $25,350,419 for the period ended September 30, 2008. The decrease in sales revenues is mainly attributable to a decrease in demand for high-carbon cold-rolled products used in automobile components production due to the slowdown of the automobile industry, as well as lower average sale prices during the period ended September 30, 2009.

Sales by Product Line

A break-down of our sales by product line for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009			2008			Period-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	period Qty. Variance
Low carbon hard rolled	4,560	3,064,585	18	3,621	4,152,532	16	939)
Low carbon cold-rolled	10,633	6,361,255	37	10,809	10,983,414	43	(176)
High-carbon hot-rolled	1,981	1,556,728	9	1,412	1,918,278	8	569
High-carbon cold-rolled	2,497	4,321,739	25	2,600	3,445,509	14	(103)
Subcontracting income	2,622	1,648,876	10	5,774	4,678,819	18	(3,152)
Sales of scrap metal	-	88,806	1	-	171,867	1	-
Total	22,293	17,041,989	100	24,216	25,350,419	100	(1,923)

There were different trends of demand across various product categories during the period ended September 30, 2009. High-carbon cold-rolled steel products accounted for 25% of the current sales mix at an average selling price of $1,731 per ton for the period ended September 30, 2009, compared to 14% of the sales mix at an average selling price per ton of $1,326 for the period ended September 30, 2008. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was less compared to most other product categories as the Chinese government’s automobile stimulus policies rolled out, which increased demand. Low-carbon cold-rolled steel products accounted for 37% of the current sales mix at an average selling price of $598 per ton for the period ended September 30, 2009, compared to 43% of the sales mix at an average selling price per ton of $1,016 for the period ended September 30, 2008. Low-carbon hard-rolled steel products accounted for 18% of the current sales mix at an average selling price of $672 per ton for the period ended September 30, 2009, compared to 16% of the sales mix at an average selling price per ton of $1,147 for the period ended September 30, 2008.  Subcontracting income revenues decreased to $1,648,876, or 10%, of the sales mix for the period ended September 30, 2009 as compared to $4,678,819, or 18%, of the sales mix for the period ended September 30, 2008.

	Three Months Ended September 30,
	2009	2008	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	672	1,147	(475)	(41)
Low-carbon cold-rolled	598	1,016	(418)	(41)
High-carbon hot-rolled	786	1,358	(572)	(42)
High-carbon cold-rolled	1,731	1,326	405	31
Subcontracting income	629	810	(181)	(22)

The average selling price per ton decreased to $764 for the period ended September 30, 2009, compared to the corresponding period in 2008 of $1,047, representing a decrease of $283, or 27%, period-on-period. This decrease was mainly due to decreases in steel prices and therefore selling prices due to volatilities in the industry. Other than for high-carbon cold rolled steel products, there were decreases in average selling prices across all product categories during the period.

Sales Breakdown by Major Customer

	Three Months Ended September 30,
	2009		2008
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Stainless Steel Co., Ltd.	3,848,354	23	3,414,685	13
Shaoxing Wancheng Metal Plate Co., Ltd.	1,768,383	10	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	1,735,287	10	1,527,211	6
Unimax & Far Corporation	1,069,184	6	*	*
SUMEC International Technology Co., Ltd.	1,046,660	6	*	*
Shanghai Bayou Industrial Co., Ltd.	*	*	2,961,211	12
Salzgitter Mannesmann International GMBH	*	*	2,392,869	9
Jiangsu Sumec International Trading Co., Ltd.	*	*	1,667,454	7
	9,467,868	55	11,963,430	47
Others	7,574,121	45	13,386,989	53
Total	17,041,989	100	25,350,419	100

* Not major customers for the relevant years

Sales revenues generated from our top five major customers as a percentage of total sales increased to 55% for the period ended September 30, 2009, compared to 47% for the period ended September 30, 2008. Sales to three new major customers, Shaoxing Wancheng Metal Plate Co, Ltd., Unimax and Far Corporation and SUMEC International Technology Co., Ltd., for the three months accounted for 22% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $5,059,131, or 23.6%, period-on-period to $16,338,630 for the period ended September 30, 2009, from $21,397,761 for the period ended September 30, 2008. Cost of sales represented 95.8% of sales revenues for the period ended September 30, 2009 compared to 84.4% for the period ended September 30, 2008. Average cost per unit sold decreased to $733 for the period ended September 30, 2009, compared to an average cost per unit sold of $884 for the period ended September 30, 2008,  representing an decrease of $151 per ton, or 17%, period-on-period.

	Three Months Ended September 30,
	2009	2008	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	14,305,303	18,767,711	(4,462,408)	(24)
- Direct labor	97,832	142,214	(44,382)	(31)
- Manufacturing overhead	1,935,495	2,487,836	(552,341)	(22)
	16,338,630	21,397,761	(5,059,131)	(24)

Cost per unit sold
Total units sold (tons)	22,293	24,216	(1,923)	(8)
Average cost per unit sold ($/ton)	733	884	(151)	(17)

The decrease in cost of sales is represented by the combined effect of:

•	a decrease in cost of raw materials per unit sold of $133, or 17.2%, from $775 for the period ended September 30, 2008 compared to $642 for the period ended September 30, 2009;

•	a decrease in direct labor per unit sold of $2, or 25.3%, from $6 for the period ended September 30, 2008 compared to $4 for the period ended September 30, 2009;

•	a decrease in factory overhead per unit sold of $16, or 15.5%, from $103 for the period ended September 30, 2008 compared to $87 for the period ended September 30, 2009.

The cost of raw materials consumed decreased by $4,462,408, or 23.8%, period-on-period, to $14,305,303 for the period ended September 30, 2009 from $18,767,711 for the period ended September 30, 2008. This decrease was mainly due to the decreases in total units sold as well as the decrease in average raw material cost per unit sold.

Direct labor costs decreased by $44,382, or 31.2%, period-on-period, to $97,832 for the period ended September 30, 2009, from $142,214 for the period ended September 30, 2008. The decrease was due to the decrease in total units sold during the period and therefore less labor costs.

Manufacturing overhead costs decreased by $552,341, or 22.2%, period-on-period, to $1,935,495 for the period ended September 30, 2009, from $2,487,836 for the period ended September 30, 2008. The decrease was mainly attributable to the combined effect of a decrease in utilities of $183,392, or 27.0%, period-on-period to $494,870 for the period ended September 30, 2009, from $678,262 for the period ended September 30, 2008, and a decrease in low consumables by $416,174 or 60.7%, period-on-period to $269,466 for the period ended September 30, 2009, from $685,640 for the period ended September 30, 2008.

Gross Profit

Gross profit in absolute terms decreased by $3,249,299, or 82.2%, period-on-period, to $703,359 for the period ended September 30, 2009, from $3,952,658 for the period ended September 30, 2008, while gross profit margin decreased to 4.1% for the period ended September 30, 2009, from 15.6% for the period ended September 30, 2008. The decrease in gross profit is mainly attributable to a 32.8% period-on-period decrease in sales revenues, as well as a decrease in gross margin which principally resulted from a decrease in average selling prices due to the decrease in steel prices period-on-period.

Selling Expenses

Selling expenses decreased by $179,489, or 84.9%, period-on-period, to $31,809 for the period ended September 30, 2009 compared to the corresponding period in 2008 of $211,298. The decrease was mainly attributable to less selling commission costs associated with export products period-on-period.

Administrative Expenses

Administrative expenses increased by $116,598, or 25.2%, period-on-period, to $578,698 for the period ended September 30, 2009 compared to $462,100 for the period ended September 30, 2008. This was chiefly due to an increase in salaries and wages due to the increased average number of staff at the Group companies, as well as an increase in stock and listing fees during the period ended September 30, 2009.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $117,117, or 100.0%, period-on-period, as a result of allowance recognized during the period in the amount of $117,117 in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income/(loss) from Operations

Income from operations before income tax decreased by $3,321,060, or 102.1%, period-on-period to loss of $68,003 for the period ended September 30, 2009 from income of $3,253,057 for the period ended September 30, 2008, as a result of all the factors discussed above.

Other Income

Our other income decreased $100,781, or 83.5%, to $19,922 for the period ended September 30, 2009 from $120,703 for the period ended September 30, 2008.  As a percentage of revenues, other income decreased to 0.1% for the period ended September 30, 2009 from 0.5% for the period ended September 30, 2008. Such percentage decrease in other income was primarily due to lower interest rates period-on-period.

Interest Expense

Total interest expense decreased $99,062, or 30.3%, to $228,343 for the period ended September 30, 2009, from $327,405 for the period ended September 30, 2008 due to an increase in loan balances offset by a lower weighted average interest rate period-on-period, as well as interest amounting to $123,551 being capitalized to constuction-in-progress for the quarter.

Income Tax

For the period ended September 30, 2009, we recognized an income tax benefit of $1,233, compared to an income tax expense of $170,621 for the period ended September 30, 2008. The decrease in taxes reflects a lower income from operations period-on-period.

Net Income/(loss)

Net income decreased by $3,150,925, or 109.6%, period-on-period, to a net loss of $275,191 for the period ended September 30, 2009 from net income of $2,875,734 for the period ended September 30, 2008. The decrease in net income is attributable to a combination of factors discussed above, including a decrease in tons sold due to weakened demand amid the current global economic downturn and a decrease in average selling prices due to weak steel prices, which in turn led to a decrease in sales revenue, lower gross margins period-on-period and a net loss for the first quarter.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2009, we had cash and cash equivalents of approximately $13.6 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Three Months Ended September 30,
	2009	2008
Net cash used in operating activities	$(302,459)	$(1,081,019)
Net cash used in investing activities	(2,946,433)	(7,263,898)
Net cash provided by financing activities	3,296,075	182,374
Net cash flow	53,824	(8,241,767)

Operating Activities

Net cash flows used in operating activities for the period ended September 30, 2009 was $302,459 as compared with $1,081,019 used in operating activities for the period ended September 30, 2008, for a net increase of $778,560. This increase was mainly due to increase in cash inflow from accounts receivable in the amount of $6,284,218, as compared with a cash outflow in the amount of $5,622,477 for accounts receivable during the period ended September 30, 2008, offset by increase in cash outflow for inventory in the amount of $2,904,432 and increase in cash outflow from other taxes payable in the amount of $3,734,375 resulting from payment of VAT related to the purchase of fixed assets during the period ended September 30, 2009.

For the period ended September 30, 2009, sales revenues generated from the top five major customers as a percentage of total sales increased to 55% as compared to 47% for the period ended September 30, 2008. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the current worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended September 30, 2009 were for the purchase of property, plant and equipment related to the addition of a new cold rolling mill and annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the period ended September 30, 2009 was $2,946,433 as compared with $7,263,898 for the period ended September 30, 2008. Cash flows used in investing activities decreased as the majority of the construction costs related to the new 1450mm cold rolling mill and annealing furnaces have been paid for in prior periods and there were no new construction projects during the period.

As of September 30, 2009, the Company had $916,162 in commitments for capital expenditures for construction projects mentioned above. Management believes that we currently have sufficient capital resources to meet these contractual commitments and expect to complete the trial production of the new mill by end of calendar 2009. We also forecast lower capital expenditures in the coming years as by now the Company has completed most of its expansion plans and the majority of the construction costs relating to our third cold rolling mill have already been paid for as at September 30, 2009.

Financing Activities

Net cash flows provided by financing activities for the period ended September 30, 2009 was $3,296,075 as compared with $182,374 provided by financing activities for the period ended September 30, 2008. During the period ended September 30, 2009, the Company received short-term loan proceeds of $3,735,552, which was partially offset by repayment of short-term loans in the amount of $439,477.

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

Current Assets

Current assets increased by $1,767,797, or 2.1%, period-on-period to $85,799,548 as of September 30, 2009, from $84,031,751 as of June 30, 2009, principally as a result of a increase in accounts receivable of $1,739,623, or 6.9%, period-on-period, as a result of slower collection during the period, inventories by $3,197,477, or 19.6%, period-on-period, offset by a decrease in bills receivable of $2,468,837, or 40.3%, period-on-period and advances to suppliers of $709,071, or 3.2%.

Accounts receivable, representing 31.3% of total current assets as of September 30, 2009, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended September 30, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of September 30 and June 30, 2009:

September 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	27,786,454	21,907,454	647,261	289,433	1,468,411	1,844,460	1,629,435
%	100	79	2	1	5	7	6

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

Accounts receivable over 180 days in the amount of $1,724,116 and over 1 year in the amount of $786,753 as of September 30, 2009 have been collected as subsequent settlement and therefore not considered in the provision for allowance for bad and doubtful debts.

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

Current Liabilities

Current liabilities increased by $2,258,022, or 5.3%, period-on-period, to $45,063,674 as of September 30, 2009, from $42,805,652 as of June 30, 2009. The increase was mainly attributable to an increase in short-term loans of $3,310,571, or 14.7%, period-on-period, as well as an increase in accounts payable of $2,154,205, or 30.2%, period-on-period, offset by a decrease in other taxes payable of $3,643,382, or 54.8%, period-on-period.

As of September 30, 2009, we had $25,799,602 in short-term loans. These short-term loans were renewed in July 2009 for one year and will be due on July 31, 2010. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the period ended September 30, 2009, we invested $749,049 in purchases of property, plant and equipment, and construction projects in relation to the new cold-rolling mill and annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2009, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG (“RZB”)	July 7, 2009	July 31, 2010	1 year	USD: SIBOR + 3%; RMB: 1.15 times of the PBOC rate	$5,300,000; $2,481,056 (RMB17,000,000)
Raiffeisen Zentralbank Österreich AG	July 7, 2009	July 31, 2010	1 year	1.15 times of the PBOC rate	$18,018,546 (RMB123,000,000
Total					$25,799,602

As of September 30, 2009, we had $25,799,602 in short-term loans as illustrated in the above table. The above loans carry an interest rate of 1.15 times of the standard market rate set by the People’s Bank of China, or PBOC, for Renminbi loans and at SIBOR plus 3% for USD loans, and are secured by land use rights, buildings, plant and machineries, and guaranteed by PSHL and Mr. Li Wo Hing.

We are not aware of any existing issues that may lead to a withdrawal of these loans that are due and renewable in July 2010. Our inability to renew, and the unavailability of debt financing due to credit market conditions could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of weak demand and volatility in both domestic and international markets in the foreseeable future, especially the higher margin low carbon cold rolled exported products and the high carbon cold rolled products that are sold to the auto industry, our operating cash flows might be significantly negatively impacted by such reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of September 30, 2009, the Company also had $916,162 in contractual commitments for capital expenditures related to the expansion of our production facilities. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Short-Term Debt Obligations	$27,226,310	$27,226,310	$-	$-	$-
Construction Commitments	$916,162	$916,162	$-	$-	$-
TOTAL	$28,142,472	$28,142,472	$-	$-	$-

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

In June 2009, the FASB issued authoritative guidance (the “Codification”), which was launched on July 1, 2009 and became the single source of authoritative nongovernmental GAAP, superseding existing FASB, AICPA, Emerging Issues Task Force (“EITF”) and related literature.  The Codification eliminates the GAAP hierarchy and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative.  This Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this guidance changed how we disclose authoritative accounting pronouncements in the notes to our consolidated financial statements.

In December 2007, the FASB issued guidance now codified as FASB ASC 805, “Business Combinations” (“ASC 805”). ASC 805 will change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment and disclosure for certain specific items in a business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that ASC 810 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued guidance now codified as ASC 350-30, “Determination of the Useful Life of Intangible Assets” (“ASC 350-30”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”).  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles.  This guidance is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years.  The Company does not believe the adoption of ASC 350-30 will have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued guidance now codified as ASC 105, “The Hierarchy of Generally Accepted Accounting Principles" (“ASC 105”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with US GAAP. The provisions of ASC 105 become effective 60 days following the SEC's approval of the amendment to AU Section 411, "The Meaning of Presents Fairly in Conformity with Generally Accepted Accounting Principles" by the Public Company Accounting Oversight Board.  The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In May 2008, the FASB issued guidance now codified as ASC 944-20, “Accounting for Financial Guarantee Insurance Contracts” (“ASC 944-20”). The new standard clarifies how FASB Statement No. 60, now codidified as ASC 944-20, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. ASC 944-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. The standard is not applicable to this Company.

In October 2008, the FASB issued guidance now codified as ASC 820-10, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“ASC 820-10”). This guidance clarifies the application of FASB Statement No. 157, now codified as ASC 820-10, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. ASC 820-10 was effective upon issuance. The adoption of ASC 820-10 will not impact our consolidated financial statements in any material respect.

In December 2008, the FASB issued guidance now codified as ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003), now codified as ASC 715-20-65. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”.  It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In April 2009, the FASB issued guidance now codified as ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with ASC 105.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends ASC 820, “Fair Value Measurements” (“ASC 820”). Specifically, ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of ASC 820 (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, “Revenue Recognition” (“ASC 605”), regarding multiple-deliverable revenue arrangements.  This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We are currently evaluating the impact on our financial statements of adopting these amendments to ASC 605 and cannot estimate the impact of adoption at this time.

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

Revenue Recognition

Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At September 30, 2009, approximately 13% of our accounts receivable were past due over 180 days.  To reserve for potentially uncollectible accounts receivable, for the period ended September 30, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At September 30 and June 30, 2009, the Company had $905,997 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the periods ended September 30, 2009 and 2008 were $117,117 and nil, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At September 30 and June 30, 2009, the Company had allowances for advances to suppliers of $1,632,609 and $1,631,557, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At September 30, 2009, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that both expire in December 2056. The land use rights are amortized over a fifty-year term.  Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of September 30, 2009 and no impairment charges were recognized for the relevant periods. As of September 30, 2009, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. Where the recoverable amount of any property, plant and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. We performed an impairment test as of September 30, 2009, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the relevant year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

Other Policies

Other accounting policies used by the Company are set forth in the notes accompanying our financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the third quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the period ended September 30, 2009, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Wo Hing Li, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009.  Based on our assessment, Mr. Li and Ms. Li determined that, as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	CHINA PRECISION STEEL, INC.

	By:	/s/ Wo Hing Li
Wo Hing Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)