Form 10-Q
period 2009-12-31
China Precision Steel, Inc.
filed 2010-02-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on FORM 10-Q
 Three and Six Months Ended December 31, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008

Contents	Page(s)
Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	3
Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 31, 2009 and 2008 (unaudited)	4
Consolidated Statements of Stockholders’ Equity for the six months ended December 31, 2009 and 2008 (unaudited)	5
Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 (unaudited)	6
Notes to the Consolidated Financial Statements (unaudited)	7-21

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		(Unaudited)
		December 31,	June 30,
	Notes	2009	2009

Assets

Current assets
Cash and cash equivalents		$12,752,288	$13,649,587
Accounts receivable
Trade, net of allowances of $1,006,973 and $830,127
at December 31 and June 30, 2009, respectively	5	23,524,856	25,140,834
Bills receivable		317,391	6,131,143
Other		920,274	881,153
Inventories	6	25,149,536	16,275,070
Prepaid expenses		161,427	75,917
Advances to suppliers, net of allowance of $1,632,442 and
$1,631,557 at December 31 and June 30, 2009, respectively	7	22,491,830	21,878,047

Total current assets		85,317,602	84,031,751

Property, plant and equipment
Property, plant and equipment, net	8	72,880,841	46,812,484
Deposits for building, plant and machinery		-	8,348,496
Construction-in-progress	9	5,656,934	22,245,173

		78,537,775	77,406,153

Intangible assets, net	10	1,852,015	1,871,211

Goodwill		99,999	99,999

Total assets		$165,807,391	$163,409,114

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$25,791,988	$22,489,031
Accounts payable and accrued liabilities		6,346,626	7,144,242
Advances from customers	12	2,786,380	1,742,944
Other taxes payables		2,921,706	6,650,668
Current income taxes payable		4,978,877	4,778,767

Total current liabilities		42,825,577	42,805,652

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at December 31 and
June 30, 2009, respectively	13
Common stock: $0.001 par value, 62,000,000 shares
authorized, 46,562,955 and 46,562,955 issued and
outstanding December 31 and June 30, 2009, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		9,795,611	9,731,505
Retained earnings		37,497,257	35,183,011

Total stockholders' equity		122,981,814	120,603,462

Total liabilities and stockholders' equity		$165,807,391	$163,409,114

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2009	2008	2009	2008

Revenues
Sales revenues		$27,013,838	$17,573,959	$44,055,827	$42,924,378
Cost of goods sold		23,377,883	14,122,622	39,716,513	35,520,383

Gross profit		3,635,955	3,451,337	4,339,314	7,403,995

Operating expenses
Selling expenses		70,605	1,122,532	102,414	1,333,830
Administrative expenses		654,041	578,105	1,232,739	1,040,205
Allowance for bad and doubtful debts		101,067	3,829,462	218,184	3,829,462
Depreciation and amortization expense		36,755	33,318	80,493	59,521

Total operating expenses		862,468	5,563,417	1,633,830	6,263,018

Income/(loss) from operations		2,773,487	(2,112,080)	2,705,484	1,140,977

Other income/(expense)
Other revenues		91,041	138,998	110,963	259,701
Interest and finance costs		(275,091)	(320,777)	(503,434)	(648,182)

Total other (expense)		(184,050)	(181,779)	(392,471)	(388,481)

Net income/(loss) from operations before income tax		2,589,437	(2,293,859)	2,313,013	752,496

Provision for/(benefit from) income tax	15

Current		-	(318,878)	(1,233)	(148,257)
Deferred		-	-	-	-

Total income tax (benefit)		-	(318,878)	(1,233)	(148,257)

Net income/(loss)		$2,589,437	$(1,974,981)	$2,314,246	$900,753

Basic earnings/(loss) per share		$0.06	$(0.04)	$0.05	$0.02

Basic weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,559,531

Diluted earnings/(loss) per share		$0.06	$(0.04)	$0.05	$0.02

Diluted weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,566,423

The Components of comprehensive income/(loss):
Net income/(loss)		$2,589,437	$(1,974,981)	$2,314,246	$900,753
Foreign currency translation adjustment		(11,086)	677,905	64,106	750,424

Comprehensive income/(loss)		$2,578,351	$(1,297,076)	$2,378,352	$1,651,177

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2009 and the Six Months Ended December 31, 2009

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2008	46,472,953	$46,473	$75,372,488	$9,295,658	$35,591,349	$120,305,968

Transfer agent adjustment	2	-	-	-	-	-
Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	435,847	-	435,847
Net income	-	-	-	-	(408,338)	(408,338)

Balance at June 30, 2009	46,562,955	46,563	75,642,383	9,731,505	35,183,011	120,603,462

Foreign currency translation adjustment	-	-	-	64,106	-	64,106
Net income	-	-	-	-	2,314,246	2,314,246

Balance at December 31, 2009 (unaudited)	46,562,955	$46,563	$75,642,383	$9,795,611	$37,497,257	$122,981,814

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)

	2009	2008

Cash flows from operating activities
Net income	$2,314,246	$900,753
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,181,380	1,825,544
Allowance for bad and doubtful debts	218,184	3,829,462
Inventory impairment	42,534	-
Net changes in assets and liabilities:
Accounts receivable, net	7,189,783	3,801,518
Inventories	(8,908,192)	(461,094)
Prepaid expenses	(85,504)	(50,382)
Advances to suppliers	(601,926)	2,890,245
Accounts payable and accrued expenses	(801,406)	(147,831)
Advances from customers	1,042,492	(3,006,670)
Other taxes payable	(2,236,478)	(426,823)
Current income taxes	197,520	(491,584)

Net cash provided by operating activities	552,633	8,663,138

Cash flows from investing activities
Purchase of property, plant and equipment including construction in progress	(4,746,139)	(12,954,497)

Net cash (used in) investing activities	(4,746,139)	(12,954,497)

Cash flows from financing activities
Exercise of common stock warrants	-	269,985
Short-term loan proceeds	3,735,169	-
Repayments of short-term loans	(444,400)	(87,690)

Net cash provided by financing activities	3,290,769	182,295

Effect of exchange rate	5,438	303,887

Net (decrease) in cash	(897,299)	(3,805,177)

Cash and cash equivalents, beginning of period	13,649,587	18,568,842

Cash and cash equivalents, end of period	$12,752,288	$14,763,665

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company” or “we”), under our former name, OraLabs Holding Corp., issued 25,363,002 shares of common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company, pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spinoff of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of December 31 and June 30, 2009. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford International”).

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

The accompanying unaudited consolidated financial statements as of December 31 and June 30, 2009 and for the periods ended December 31, 2009 and 2008 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Accounting Standards Codifications - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in our quarter ended December 31, 2009. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At December 31 and June 30, 2009, the Company had $1,006,973 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the three months ended December 31, 2009 and 2008 were $101,067 and $3,829,462, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31 and June 30, 2009, the Company had allowances of advances to suppliers of $1,632,442 and $1,631,557, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. To date we have not written off any advances to suppliers.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the six months ended December 31, 2009 and 2008, the Company capitalized $260,690 and nil, respectively, of interest to construction-in-progress.

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

Functional Currency and Translating Financial Statements – The Company’s principal country of operations is the PRC. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in stockholders’ equity.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at graduated rates up to 34%. No provision for current income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income for the six months ended December 31, 2009 and 2008.

BVI

PSHL and Blessford International were incorporated in the British Virgin Islands and, under the current laws of the British Virgin Islands, are not subject to income taxes.

PRC

Provision for the PRC enterprise income tax is calculated at the prevailing rate based on the estimated assessable profits less available tax relief for losses brought forward. The Company does not accrue United States’ taxes on unremitted earnings from foreign operations as it is the Company’s intention to invest these earnings in the foreign operations indefinitely.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As Old FIEs, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates had expired on December 31, 2008 and is currently subject to the 25% statutory rates since January 1, 2009; Shanghai Blessford’s full tax exemption from the enterprise income tax has expired on December 31, 2009, and is adjusted to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the then prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in the PRC.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the six months ended December 31, 2009 and 2008, the Company’s pension cost charged to the statements of operations under the plan amounted to $80,263 and $160,885, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31 and June 30, 2009 because of the relatively short-term maturity of these instruments.  For short-term loans, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the six months ended December 31, 2009 and 2008 is as follows:

Customers	2009		% to sales		2008		% to sales
Shanghai Changshuo Steel Company, Ltd	8,473,414		19		4,555,411		11
Shanghai Shengdejia Metal Products Co., Ltd	6,465,502		15		-	*	-	*
Salzgitter Mannesmann International GMBH	-	*	-	*	13,651,071		32

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the six months ended December 31, 2009 and 2008 is as follows:

Suppliers	2009		% to purchases		2008		% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	9,952,219		23		-	*	-	*
Guangzhou Zhujiang Steel Co., Ltd.	7,973,946		19		-	*	-	*
Wuxi Hangda Trading Co., Ltd.	7,363,868		17		-	*	-	*
BaoSteel Steel Products Trading Co. Ltd.	-	*	-	*	10,756,193		35
Shanghai Pinyun Steel Co., Ltd.	-	*	-	*	6,877,828		22

Our management continues to take appropriate actions to perform ongoing business and credit reviews of our customers to reduce our exposure to new and recurring customers who have been deemed to pose a high credit risk to our business based on their commercial credit reports, our collection history, and our perception of the risk posed by their geographic location. We have halted all our direct sales to customers located in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve.

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $23,524,856 and $25,140,834 as of December 31 and June 30, 2009, respectively.

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

6.  Inventories

The Company was required under GAAP to write down the value of its inventory to its net realizable value (average selling price less reasonable costs to convert the inventory into completed form) in the amount of $42,529 for the six months ended December 31, 2009.

As of December 31 and June 30, 2009, inventories consisted of the following:

At cost:	December 31, 2009	June 30, 2009
Raw materials	$16,250,018	$8,846,663
Work in progress	4,556,219	2,818,832
Finished goods	1,697,662	2,191,341
Consumable items	2,688,166	2,418,234
	25,192,065	16,275,070
Less: impairment	(42,529)	-
	$25,149,536	$16,275,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,814,015 were pledged for short-term loans totaling $25,791,988 as of December 31, 2009.

7.  Advances to Suppliers

Cash advances are shown net of allowances of $1,632,442 and $1,631,557 as of December 31 and June 30, 2009, respectively.

The majority of our advances to suppliers greater than 180 days as of December 31, 2009 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2009	June 30, 2009
Plant and machinery	$61,505,494	$33,331,681
Buildings	21,818,038	21,806,219
Motor vehicles	562,186	534,652
Office equipment	426,747	404,695
	84,312,465	56,077,247
Less: Accumulated depreciation	(11,431,624)	(9,264,763)
	$72,880,841	$46,812,484

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and six months ended December 31, 2009, depreciation totaling $662,517 and $1,396,252, respectively, was included as a component of cost of goods sold (2008: $806,621and $1,526,548, respectively).

Plant and machinery and buildings amounting to $42,708,827 (June 30, 2009: $55,137,900) were pledged for short-term loans totaling $25,791,988.

9.  Construction-In-Progress

As of December 31 and June 30, 2009, construction-in-progress consisted of the following:

	December 31, 2009	June 30, 2009
Construction costs	$5,656,934	$22,245,173

Construction-in-progress represents construction and installations of annealing furnaces and other cold rolling related equipment.

10.  Intangible Assets

Land use right amounting to $1,852,015 (June 30, 2009: $1,861,093) were pledged for short-term loans totaling $25,791,988.

The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $39,000 is to be recorded each year for the remaining lease period.

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

11.  Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2009	June 30, 2009
Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (3.10% at December 31, 2009) (Note 8)	5,300,000	5,300,000

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at December 31, 2009) (Note 8)	2,475,290	2,915,238

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at December 31, 2009) (Note 6 and 8)	18,016,698	14,273,793

	$25,791,988	$22,489,031

The above bank loans outstanding as at December 31, 2009 carry an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman and CEO, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Österreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans as of December 31 and June 30, 2009 was 5.49% and 5.52%, respectively.

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

Pursuant to the Subscription Agreement dated November 1, 2007 (the “Subscription Agreement”), on November 6, 2007, the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its common stock at a price of $6.75 per share (the “Purchase Price”) and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”). The Warrants have an exercise price of $8.45 per share. The Warrants were not be exercised prior to May 6, 2008. The Securities are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3. In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2009	Granted	Expired or Exercised	Outstanding December 31, 2009	Expiration Date
$3.60	100,000	-0-	-0-	100,000	February 22, 2010
$7.38	225,600	-0-	-0-	225,600	November 5, 2010
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

15.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Six months ended December 31,
	2009	2008
Tax savings	$675,840	$411,977

Benefit per share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Significant components of the Group’s deferred tax assets as of December 31 and June 30, 2009 are as follows:

Deferred tax assets:	December 31, 2009	June 30, 2009

Net operating loss carried forward	$1,911,287	$1,823,487

Temporary differences resulting from allowances	1,905,901	1,850,921

Total deferred income tax assets	$3,817,188	$3,674,408
Valuation allowance	(3,817,188)	(3,674,408)
	$—	$—

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $14,636,382 as of December 31, 2009 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income tax expense per books is as follows.

	Six months ended December 31,
	2009	2008
Computed tax (benefit)/expense at the federal statutory rate of 34%	$786,843	$255,849
Adjustments for PRC entities taxed at different rates	(252,963)	(106,772)
Valuation allowance	142,289	(32,867)
Income not subject to tax	(329)	147,510
Overprovision in prior year	(1,233)	-
Benefit of tax holiday	(675,840)	(411,977)

Income tax (benefit) per books	$(1,233)	$(148,257)

Income tax expense consists of:

	Six months ended December 31,
	2009	2008
Income tax (benefit) for the year - PRC	$(1,233)	$(148,257)

Deferred income tax benefit – PRC	-	-

Income tax (benefit) per books	$(1,233)	$(148,257)

16.  Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three and six months ended December 31, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2009:
Net income	$2,589,437
Basic EPS income available to common shareholders	$2,589,437	46,562,955	$0.06
Effect of dilutive securities:		-
Diluted EPS income available to common shareholders	$2,589,437	46,562,955	$0.06
For the three months ended December 31, 2008:
Net loss	$(1,974,981)
Basic EPS (loss) available to common shareholders	$(1,974,981)	46,562,955	$(0.04)
Effect of dilutive securities:		-
Diluted EPS (loss) available to common shareholders	$(1,974,981)	46,562,955	$(0.04)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2009:
Net income	$2,314,246
Basic EPS income available to common shareholders	$2,314,246	46,562,955	$0.05
Effect of dilutive securities:		-
Diluted EPS income available to common shareholders	$2,314,246	46,562,955	$0.05
For the six months ended December 31, 2008:
Net income	$900,753
Basic EPS income available to common shareholders	$900,753	46,559,531	$0.02
Effect of dilutive securities:
Warrants		6,892
Diluted EPS income available to common shareholders	$900,753	46,566,423	$0.02

17.  Capital Commitments

As of December 31, 2009, the Company had contractual commitments of $916,069 (June 30, 2009: $2,496,669) for the construction of a cold rolling mill.

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

The recent decline in market cap and stock price has triggered an impairment test under ASC 360, an impairment test was performed for the quarter ended December 31, 2009 and no impairment charges were recognized for the relevant period. As of December 31, 2009, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at December 31, 2009 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 will not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 will not impact our consolidated financial statements in any material respect.

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

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”).  ASU 2009-15 amends ASC 470, “Debt with Conversion and Other Options” (“ASC 470”), and ASC 260, “Earnings Per Share” (“ASC 260”).  Specifically, ASU 2009-15 requires companies to mark stock loan agreements at fair value and recognize the cost of the agreements by reducing the amount of additional paid-in capital on their financial statements.  The amendments will be effective for fiscal years beginning on or after December 15, 2009.  We are currently evaluating the impact on our financial statements of adopting the amendments in ASU 2009-15 and cannot estimate the impact of adoption at this time.

In December 2009. the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 are the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  Amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820.  The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings.  We are currently evaluating the impact on our financial statements of adopting the amendments in ASU 2010-06 and cannot estimate the impact of adoption at this time.

20. Subsequent Events

On January 29, 2010, Shanghai Blessford has entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid half annually over five years starting on December 15, 2011 and secured on a mortgage of the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities.

Management has evaluated subsequent events from January 1, 2010 to February 12, 2010, the date which our financial statements have been issued and were available to be issued, and has concluded that other than disclosed above, no material subsequent events have occurred since December 31, 2009 that required recognition or disclosure in our current period financial statements. Subsequent events that may occur after February 12, 2010 have not been evaluated.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2009 (unaudited) and June 30, 2009, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six month periods ended December 31, 2009 and 2008.

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

Second Quarter Financial Performance Highlights

During the second fiscal quarter of 2010, we saw robust growth in demand for our cold rolled steel products as market sentiment gradually improved towards the end of calendar year 2009, but at the same time we continued to see lower average selling prices compared to same period a year ago. We have seen gradually increasing demand and orders from existing customers, especially in the low-carbon cold-rolled steel segment and the high-carbon cold-rolled steel segment, due to favorable policies and government subsidies for the home appliance industry and the auto industry, where our products in these two segments are used in the manufacturing of certain components. However, despite the positive growth we have seen during the current period, general industry problems such as excess capacity, low industrial concentration and a lack of access to natural resources that have long plagued China’s steel sector still remain. Our two cold-rolling mills are currently operating at approximately 70% utilization rate due to reduced orders on hand. As of December 31, 2009, we have completed the construction of our 3rd cold rolling mill which will commence production during the third fiscal quarter of 2010.

During the three months ended December 31, 2009, we sold a total of 35,588 tons of products, an increase of 20,726 tons from 14,862 tons during the same period a year ago, due to increase in demand in a gradually improving market. We believe that such increase was mainly caused by increases in demand from the auto and home appliance products due to government subsidies to encourage consumer spending in these segments during the period ended December 31, 2009. Increased volume and sales have led to a gross profit of $3,635,955 and a net profit of $2,589,437 for the three months ended December 31, 2009.

Due to the nature of our niche segment and high-end products, we have been able to keep quality customers and negotiate new contracts with a total of 3 new customers during the current period. Management continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity.  If these talks are successful, we could see additional sales from a broadened customer base which would mitigate the impact of the global slowdown on our business and results of operations. Total company backlog as of December 31, 2009 was $23,907,238.

We also continue to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts with countries or customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. We believe that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets across all product segments, and adverse impacts on our gross margins due to lower steel prices in the foreseeable future, the medium to long term prospects of our niche remain highly optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the second fiscal quarter:

•	Revenues: Our revenues were approximately $27.0 million for the second quarter, an increase of 53.7% from last year.

•	Gross Margin: Gross margin was 13.5% for the second quarter, as compared to 19.6% last year.

•
Income/(loss) from operations before tax: Income from operations before tax was approximately $2.6 million for the second quarter, as compared to loss from operations before tax of $2.3 million last year.

•	Net Income/(loss): Net income was approximately $2.6 million for the second quarter, as compared to a net loss of approximately $2.0 million last year.

•	Fully diluted Income/(loss) per share: Fully diluted income per share was $0.06 for the second quarter compared to a fully diluted loss per share of $0.04 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$27,013,838	100.0	$17,573,959	100.0	$44,055,827	100.0	$42,924,378	100.0
Cost of sales (including depreciation and amortization)	23,377,883	86.5	14,122,622	80.4	39,716,513	90.2	35,520,383	82.8
Gross profit	3,635,955	13.5	3,451,337	19.6	4,339,314	9.8	7,403,995	17.2
Selling and marketing expenses	70,605	0.3	1,122,532	6.4	102,414	0.2	1,333,830	3.1
Administrative expenses	654,041	2.4	578,105	3.3	1,232,739	2.8	1,040,205	2.4
Allowance for bad and doubtful debts	101,067	0.4	3,829,462	21.8	218,184	0.5	3,829,462	8.9
Depreciation and amortization expense	36,755	0.1	33,318	0.2	80,493	0.2	59,521	0.1
Total operating expenses	862,468	3.2	5,563,417	31.7	1,633,830	3.7	6,263,018	14.6
Income/(loss) from operations	2,773,487	10.3	(2,112,080)	(12.0)	2,705,484	6.1	1,140,977	2.7
Other revenues	91,041	0.3	138,998	0.8	110,963	0.3	259,701	0.6
Interest and finance costs	(275,091)	(1.0)	(320,777)	(1.8)	(503,434)	(1.1)	(648,182)	(1.5)
Total other (expense)	(184,050)	(0.7)	(181,779)	(1.0)	(392,471)	(0.9)	(388,481)	(0.9)
Income/(loss) before income taxes	2,589,437	9.6	(2,293,859)	(13.1)	2,313,013	5.3	752,496	1.8
Income tax (benefit)	-	-	(318,878)	(0.2)	(1,233)	<(0.1)	(148,257)	(0.3)
Net income/(loss)	$2,589,437	9.6	$(1,974,981)	(11.0)	$2,314,246	5.3	$900,753	2.1
Basic earnings/(loss) per share	$0.06		$(0.04)		$0.05		$0.02
Diluted earnings/(loss) per share	$0.06		$(0.04)		$0.05		$0.02

Comparison of Three Months Ended December 31, 2009 and December 31, 2008

Sales Revenues

Sales volume increased by 20,726 tons, or 139%, period-on-period to 35,588 tons for the three months ended December 31, 2009 from 14,862 tons for the three months ended December 31, 2008 and, as a result, sales revenues increased by $9,439,879, or 54%, period-on-period to $27,013,838 for the three months ended December 31, 2009 from $17,573,959 for the three months ended December 31, 2008. The increase in sales revenues during the three months ended December 31, 2009 is mainly attributable to increase in demand for high-carbon cold-rolled products used in automobile components production as well as increase in demand for low-carbon cold-rolled products used in home appliances production both due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2009 and 2008 is as follows:

	Three Months Ended December 31,
	2009			2008			Period-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	period Qty. Variance
Low carbon hard rolled	4,453	3,520,889	13	11,755	13,238,537	75	(7,302)
Low carbon cold-rolled	16,627	11,303,581	42	1,834	2,107,484	12	14,793
High-carbon hot-rolled	1,440	1,236,831	5	861	903,754	5	579
High-carbon cold-rolled	7,167	7,402,355	27	196	168,782	1	6,971
Subcontracting income	5,901	3,256,866	12	216	49,110	<1	5,685
Sales of scrap metal	-	293,316	1	—	1,106,292	6	-
Total	35,588	27,013,838	100	14,862	17,573,959	100	20,726

There were different trends of demand across various product categories during the three months ended December 31, 2009. High-carbon cold-rolled steel products accounted for 27% of the current sales mix at an average selling price of $1,033 per ton for the three months ended December 31, 2009, compared to 1% of the sales mix at an average selling price per ton of $861 for the three months ended December 31, 2008. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the Chinese government’s automobile stimulus policies. Low-carbon cold-rolled steel products accounted for 42% of the current sales mix at an average selling price of $680 per ton for the three months ended December 31, 2009, compared to 12% of the sales mix at an average selling price per ton of $1,149 for the three months ended December 31, 2008. The robust increase in demand in this category during the period was a direct result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 13% of the current sales mix at an average selling price of $791 per ton for the three months ended December 31, 2009, compared to 75% of the sales mix at an average selling price per ton of $1,126 for the three months ended December 31, 2008, due to a sharp decrease in demand and volatilities in pricing in the international market period-on-period, as a result of the global slowdown and favorable currency movements for competitors’ products.  Subcontracting income revenues increased to $3,256,866, or 12%, of the sales mix for the three months ended December 31, 2009, as compared to $49,110, or less than 1%, of the sales mix for the three months ended December 31, 2008.

	Three Months Ended December 31,
	2009	2008	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	791	1,126	(335)	(30)
Low-carbon cold-rolled	680	1,149	(469)	(41)
High-carbon hot-rolled	859	1,050	(191)	(18)
High-carbon cold-rolled	1,033	861	172	20
Subcontracting income	552	227	325	143

The average selling price per ton decreased to $759 for the three months ended December 31, 2009, compared to the corresponding period in 2008 of $1,182, representing a decrease of $423, or 36%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore selling prices due to volatilities in the industry. Other than for high-carbon cold rolled steel products and subcontracting work, there were decreases in average selling prices across all product categories during the period.

Sales Breakdown by Major Customer

	Three Months Ended December 31,
	2009		2008
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Products Co., Ltd.	6,468,783	24	*	*
Shanghai Changshuo Stainless Steel Co., Ltd.	4,626,449	17	1,140,227	7
Hangzhou Cogeneration Co., Ltd.	1,906,610	7	*	*
Shaoxing Wancheng Metal Plate Co., Ltd.	1,819,561	7	*	*
Marubeni-Itochu Steel Inc.	1,126,107	4	1,626,006	9
Salzgitter Mannesmann International GMBH	*	*	11,257,852	64
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	*	*	336,980	2
Coutinho and Ferrostaal GMBH	*	*	351,887	2
	15,947,510	59	14,712,952	84
Others	11,066,328	41	2,861,007	16
Total	27,013,838	100	17,573,959	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 59% for the three months ended December 31, 2009, compared to 84% for the three months ended December 31, 2008. Sales to three new major customers, Shanghai Shengdejia Metal Products Co., Ltd., Hangzhou Cogeneration Co., Ltd., and Shaoxing Wancheng Metal Plate Co, Ltd. accounted for 38% of our sales revenues for the three months. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $9,255,261, or 65.5%, period-on-period to $23,377,883 for the three months ended December 31, 2009, from $14,122,622 for the three months ended December 31, 2008. Cost of sales represented 86.5% of sales revenues for the three months ended December 31, 2009, compared to 80.4% for the three months ended December 31, 2008. Average cost per unit sold decreased to $657 for the three months ended December 31, 2009, compared to an average cost per unit sold of $950 for the three months ended December 31, 2008,  representing an decrease of $293 per ton, or 30.9%, period-on-period.

	Three Months Ended December 31,
	2009	2008	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	20,501,079	11,339,712	9,161,367	80.8
- Direct labor	161,579	261,110	(99,531)	(38.1)
- Manufacturing overhead	2,715,225	2,521,800	193,425	7.7
	23,377,883	14,122,622	9,255,261	65.5

Cost per unit sold
Total units sold (tons)	35,588	14,862	20,726	139
Average cost per unit sold ($/ton)	657	950	(293)	(30.9)

The decrease in average per unit cost of sales is represented by the combined effect of:

•	a decrease in cost of raw materials per unit sold of $187, or 24.5%, from $763 for the three months ended December 31, 2008 compared to $576 for the three months ended December 31, 2009;

•	a decrease in direct labor per unit sold of $13, or 72.2%, from $18 for the three months ended December 31, 2008 compared to $5 for the three months ended December 31, 2009;

•	a decrease in factory overhead per unit sold of $94, or 55.3%, from $170 for the three months ended December 31, 2008 compared to $76 for the three months ended December 31, 2009.

The cost of raw materials consumed increased by $9,161,367, or 80.8%, period-on-period, to $20,501,079 for the three months ended December 31, 2009 from $11,339,712 for the three months ended December 31, 2008. This increase was a direct result of increased number of units sold offset by decrease in average raw material cost per unit sold.

Direct labor costs decreased by $99,531, or 38.1%, period-on-period, to $161,579 for the three months ended December 31, 2009, from $261,110 for the three months ended December 31, 2008. The decrease was a result of effective labor management and decreased overtime payments during the period.

Manufacturing overhead costs increased by $193,425, or 7.7%, period-on-period, to $2,715,225 for the three months ended December 31, 2009, from $2,521,800 for the three months ended December 31, 2008. The increase was mainly attributable to the combined effect of an increase in utilities of $328,409, or 67.6%, period-on-period to $814,525 for the three months ended December 31, 2009, from $486,116 for the three months ended December 31, 2008, and a decrease in low consumables by $139,117, or 23.9%, period-on-period to $442,797 for the three months ended December 31, 2009, from $581,914 for the three months ended December 31, 2008.

Gross Profit

Gross profit in absolute terms increased by $184,618, or 5.3%, period-on-period, to $3,635,955 for the three months ended December 31, 2009, from $3,451,337 for the three months ended December 31, 2008, while gross profit margin decreased to 13.5% for the three months ended December 31, 2009, from 19.6% for the three months ended December 31, 2008. The decrease in gross profit margin is mainly attributable to a 35.8% period-on-period decrease in average selling prices, offset by a decrease in average cost per unit sold of 30.9% period-on-period.

Selling Expenses

Selling expenses decreased by $1,051,927, or 93.7%, period-on-period, to $70,605 for the three months ended December 31, 2009 compared to the corresponding period in 2008 of $1,122,532. The decrease was a direct result of decreased export sales period-on-period and therefore less selling commission costs associated.

Administrative Expenses

Administrative expenses increased by $75,936, or 13.1%, period-on-period, to $654,041 for the three months ended December 31, 2009 compared to $578,105 for the three months ended December 31, 2008. This was chiefly due to an increase in salaries and wages due to the increased average number of staff at the Group companies, as well as an increase in stock and listing fees and travelling expenses during the three months ended December 31, 2009.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $3,728,395, or 97.4%, period-on-period. The prior period charge reflects a provision for uncollectible accounts receivable amounting to $3,829,462 due to a dispute regarding a special stainless steel product as disclosed in our Form 10-K filed for the financial year ended June 30, 2009. Allowance recognized for the current period was in the amount of $101,067 in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income/(loss) from Operations

Income from operations before income tax increased by $4,885,567, or 231.3%, period-on-period to income of $2,773,487 for the three months ended December 31, 2009 from a loss of $2,112,080 for the three months ended December 31, 2008, as a result of all the factors discussed above.

Other Income

Our other income decreased $47,957, or 34.5%, to $91,041 for the three months ended December 31, 2009 from $138,998 for the three months ended December 31, 2008 due to lower interest rates period-on-period.  As a percentage of revenues, other income decreased to 0.3% for the three months ended December 31, 2009 from 0.8% for the three months ended December 31, 2008 due to higher revenue and lower interest income during the current period. .

Interest Expense

Total interest expense decreased $45,686, or 14.2%, to $275,091 for the three months ended December 31, 2009, from $320,777 for the three months ended December 31, 2008 due to a lower weighted average interest rate offset by increase in loan balances period-on-period, as well as interest amounting to $137,140 being capitalized to construction-in-progress for the period.

Income Tax

For the three months ended December 31, 2009, we recognized an income tax expense of nil, compared to an income tax benefit of $318,878 for the three months ended December 31, 2008 as Chengtong had tax losses carried forward from prior periods and Shanghai Blessford was exempted from income tax as of December 31, 2009.

Net Income/(loss)

Net income increased by $4,564,418, or 231.1%, period-on-period, to a net income of $2,589,437 for the three months ended December 31, 2009 from net loss of $1,974,981 for the three months ended December 31, 2008. The increase in net income is attributable to a combination of factors discussed above, including increase in tons sold due to strengthening in demand offset by a decrease in average selling prices due to lower steel prices.

Comparison of Six Months Ended December 31, 2009 and December 31, 2008

Sales Revenues

Sales volume increased by 18,804 tons, or 48.1%, period-on-period to 57,881 tons for the six months ended December 31, 2009 from 39,077 tons for the six months ended December 31, 2008 and as a result, sales revenues increased by $1,131,449, or 2.6%, period-on-period to $44,055,827 for the six months ended December 31, 2009 from $42,924,378 for the six months ended December 31, 2008. The increase in sales revenues period-on-period is mainly attributable to an increase in demand for high-carbon cold-rolled products used in automobile components production as well as increase in demand for low-carbon cold-rolled products used in home appliances production both due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2009 and 2008 is as follows:

	Six Months Ended December 31,
	2009			2008			Period-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	period Qty. Variance
Low carbon hard rolled	9,012	6,584,452	15.0	15,376	17,388,885	40.5	(6,364)
Low carbon cold-rolled	27,260	17,660,685	40.1	12,642	13,092,059	30.5	14,618
High-carbon hot-rolled	3,422	2,793,319	6.3	2,273	2,822,122	6.6	1,149
High-carbon cold-rolled	9,664	11,721,415	26.6	2,795	3,614,759	8.4	6,869
Subcontracting income	8,523	4,904,501	11.1	5,991	4,728,603	11.0	2,532
Sales of scrap metal	-	391,455	0.9	—	1,277,950	3.0	-
Total	57,881	44,055,827	100	39,077	42,924,378	100	18,804

There were different trends of demand across various product categories during the six months ended December 31, 2009. High-carbon cold-rolled steel products accounted for 26.6% of the current sales mix at an average selling price of $1,213 per ton for the six months ended December 31, 2009, compared to 8.4% of the sales mix at an average selling price per ton of $1,293 for the six months ended December 31, 2008. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the Chinese government’s automobile stimulus policies, which increased demand. Low-carbon cold-rolled steel products accounted for 40.1% of the current sales mix at an average selling price of $648 per ton for the six months ended December 31, 2009, compared to 30.5% of the sales mix at an average selling price per ton of $1,036 for the six months ended December 31, 2008. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 15.0% of the current sales mix at an average selling price of $731 per ton for the six months ended December 31, 2009, compared to 40.5% of the sales mix at an average selling price per ton of $1,131 for the six months ended December 31, 2008, due to a sharp decrease in demand and volatilities in pricing in the international market period-on-period, as a result of the global slowdown and favorable currency movements for competitors’ products.  Subcontracting income revenues was at a similar level of $4,904,501, or 11.1% of the sales mix for the six months ended December 31, 2009 as compared to $4,728,603, or 11.0%, of the sales mix for the six months ended December 31, 2008.

	Six Months Ended December 31,
	2009	2008	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	731	1,131	(400)	(35.4)
Low-carbon cold-rolled	648	1,036	(388)	(37.5)
High-carbon hot-rolled	816	1,242	(426)	(34.3)
High-carbon cold-rolled	1,213	1,293	(80)	(6.2)
Subcontracting income	575	789	(214)	(27.1)

The average selling price per ton decreased to $761 for the six months ended December 31, 2009, compared to the corresponding period in 2008 of $1,098, representing a decrease of $337, or 30.7%, period-on-period. This decrease was mainly due to decreases in steel prices and therefore selling prices due to volatilities in the industry. There were decreases in average selling prices across all product categories during the period.

Sales Breakdown by Major Customer

	Six Months Ended December 31,
	2009		2008
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Stainless Steel Co., Ltd.	8,473,414	19	4,555,411	11
Shanghai Shengdejia Metal Products Co., Ltd.	6,465,502	15	*	*
Shaoxing Wancheng Metal Plate Co., Ltd.	3,587,461	8	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	2,857,042	6	1,864,414	4
Hangzhou Cogeneration Co., Ltd.	2,269,786	5	*	*
Salzgitter Mannesmann International GMBH	*	*	13,651,071	32
Jiangsu Sumec International Trading Co., Ltd.	*	*	3,217,647	7
Shanghai Bayou Industrial Co., Ltd.	*	*	2,961,644	7
	23,653,205	53	26,250,187	61
Others	20,402,622	47	16,674,191	39
Total	44,055,827	100	42,924,378	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 53% for the six months ended December 31, 2009, compared to 61% for the six months ended December 31, 2008. Sales to two new major customers, Shaoxing Wancheng Metal Plate Co, Ltd. and Shanghai Shengdejia Metal Products Co., Ltd., for the six months accounted for 23% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $4,196,130, or 11.8%, period-on-period to $39,716,513 for the six months ended December 31, 2009, from $35,520,383 for the six months ended December 31, 2008. Cost of sales represented 90.2% of sales revenues for the six months ended December 31, 2009, compared to 82.8% for the six months ended December 31, 2008. Average cost per unit sold decreased to $686 for the six months ended December 31, 2009, compared to an average cost per unit sold of $909 for the six months ended December 31, 2008, representing an decrease of $223 per ton, or 24.5%, period-on-period.

	Six Months Ended December 31,
	2009	2008	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	34,807,381	30,597,181	4,210,200	13.8
- Direct labor	212,473	380,350	(167,877)	(44.1)
- Manufacturing overhead	4,696,659	4,542,852	153,807	3.4
	39,716,513	35,520,383	4,196,130	11.8

Cost per unit sold
Total units sold (tons)	57,881	39,077	18,804	48.1
Average cost per unit sold ($/ton)	686	909	(223)	(25)

The decrease in average per unit cost of sales is represented by the combined effect of:

•	a decrease in cost of raw materials per unit sold of $182, or 23.2%, from $783 for the six months ended December 31, 2008 compared to $601 for the six months ended December 31, 2009;

•	a decrease in direct labor per unit sold of $6, or 60.0%, from $10 for the six months ended December 31, 2008 compared to $4 for the six months ended December 31, 2009;

•	a decrease in factory overhead per unit sold of $35, or 30.2%, from $116 for the six months ended December 31, 2008 compared to $81 for the six months ended December 31, 2009.

The cost of raw materials consumed increased by $4,210,200, or 13.8%, period-on-period, to $34,807,381 for the six months ended December 31, 2009 from $30,597,181 for the six months ended December 31, 2008. This increase was mainly due to increase in total units sold offset by decrease in average raw material cost per unit sold.

Direct labor costs decreased by $167,877 or 44.1%, period-on-period, to $212,473 for the six months ended December 31, 2009, from $380,350 for the six months ended December 31, 2008. The decrease was due to effective labor management and thus a decrease in direct labor cost per unit sold of $6.

Manufacturing overhead costs increased by $153,807, or 3.4%, period-on-period, to $4,696,659 for the six months ended December 31, 2009, from $4,542,852 for the six months ended December 31, 2008. The increase was mainly attributable to the combined effect of an increase in packaging materials of $681,629, or 419.7%, period-on-period to $844,027 for the six months ended December 31, 2009, from $162,398 for the six months ended December 31, 2008 offset by a decrease in low consumables by $525,421, or 42.5%, period-on-period to $709,565 for the six months ended December 31, 2009, from $1,234,986 for the six months ended December 31, 2008.

Gross Profit

Gross profit in absolute terms decreased by $3,064,681, or 41.4%, period-on-period, to $4,339,314 for the six months ended December 31, 2009, from $7,403,995 for the six months ended December 31, 2008, while gross profit margin decreased to 9.8% for the six months ended December 31, 2009, from 17.2% for the six months ended December 31, 2008. The decrease in gross profit margin is mainly attributable to a 30.7% period-on-period decrease in average selling prices, offset by a decrease in average cost per unit sold of 24.5% period-on-period.

Selling Expenses

Selling expenses decreased by $1,231,416, or 92.3%, period-on-period, to $102,414 for the six months ended December 31, 2009 compared to the corresponding period in 2008 of $1,333,830. The decrease was mainly attributable to less selling commission costs associated with largely reduced export sales period-on-period.

Administrative Expenses

Administrative expenses increased by $192,534, or 18.5%, period-on-period, to $1,232,739 for the six months ended December 31, 2009 compared to $1,040,205 for the six months ended December 31, 2008. This was chiefly due to an increase in salaries and wages due to the increased average number of staff at the Group companies, as well as an increase in insurance, stock and listing fees and travelling expenses during the six months ended December 31, 2009.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $3,611,278, or 94.3%, period-on-period. The prior period charge reflects a provision for uncollectible accounts receivable amounting to $3,829,462 due to a dispute regarding a special stainless steel product as disclosed in our Form 10-K filed for the financial year ended June 30, 2009. Allowance recognized for the current period was in the amount of $218,184 in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income from Operations

Income from operations before income tax increased by $1,564,507, or 137.1%, period-on-period to income of $2,705,484 for the six months ended December 31, 2009 from income of $1,140,977 for the six months ended December 31, 2008, as a result of all the factors discussed above.

Other Income

Our other income decreased $148,738, or 57.3%, to $110,963 for the six months ended December 31, 2009 from $259,701 for the six months ended December 31, 2008.  As a percentage of revenues, other income decreased to 0.3% for the six months ended December 31, 2009 from 0.6% for the six months ended December 31, 2008. Such percentage decrease in other income was primarily due to lower interest rates period-on-period.

Interest Expense

Total interest expense decreased $144,748, or 22.3%, to $503,434 for the six months ended December 31, 2009, from $648,182 for the six months ended December 31, 2008 due to an increase in loan balances offset by a lower weighted average interest rate period-on-period, as well as interest amounting to $260,690 being capitalized to construction-in-progress for the period.

Income Tax

For the six months ended December 31, 2009, we recognized an income tax benefit of $1,233, compared to $148,257 for the six months ended December 31, 2008. The income tax benefit in the amount of $1,233 was carried forward from the three months ended September 30, 2009. No additional income tax expenses were recognized for the current period as Chengtong had tax losses carried forward from prior periods and Shanghai Blessford was exempted from income taxes as of December 31, 2009.

Net Income

Net income increased by $1,413,493, or 156.9%, period-on-period, to net income of $2,314,246 for the six months ended December 31, 2009 compared to net income of $900,753 for the six months ended December 31, 2008. The increase in net income is attributable to a combination of factors discussed above, including an increase in tons sold due to strengthening demand offset by a decrease in average selling prices due to lower steel prices.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2009, we had cash and cash equivalents of approximately $13 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:
CASH FLOW
	Six Months Ended December 31,
	2009	2008
Net cash provided by operating activities	$552,633	$8,663,138
Net cash (used in) investing activities	(4,746,139)	(12,954,497)
Net cash provided by financing activities	3,290,769	182,295
Net cash flow	(897,299)	(3,805,177)

Operating Activities

Net cash flows provided by operating activities for the six months ended December 31, 2009 was $552,633 as compared with $8,663,138 provided by operating activities for the six months ended December 31, 2008, for a net decrease of $8,110,505. This decrease was mainly due to increase in cash outflow for inventories of $8,447,098, increase in cash outflow for advances to suppliers of $3,492,171 and increase in cash outflow for other taxes payable of $1,809,655 resulting from the payment of VAT offset by increase in cash inflow from accounts receivable of $3,388,265 during the period ended December 31, 2009. The cash outflow for inventories and advances to suppliers was in line with our revenue growth and increased orders on hand during the six months ended December 31, 2009.

For the six months ended December 31, 2009, sales revenues generated from the top five major customers as a percentage of total sales decreased to 53% as compared to 61% for the six months ended December 31, 2008. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the current worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the six months ended December 31, 2009 were for the purchase of property, plant and equipment related to the addition of a new cold rolling mill and annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line, improve product qualities and create synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the six months ended December 31, 2009 was $4,746,139 as compared with $12,954,497 for the six months ended December 31, 2008. Cash flows used in investing activities decreased as we worked towards the completion of construction related to the new 1450mm cold rolling mill and annealing furnaces and there was no additional material construction project during the period.

As of December 31, 2009, the Company had $916,069 in commitments for capital expenditures for construction projects mentioned above. Management believes that we currently have sufficient capital resources to meet these contractual commitments. We have completed the installation of the new mill and expect to complete trial production by February 2010. We also forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and the majority of the construction costs relating to our third cold rolling mill have been paid for as at December 31, 2009.

Financing Activities

Net cash flows provided by financing activities for the six months ended December 31, 2009 was $3,290,769 as compared to $182,295 for the six months ended December 31, 2008. During the six months ended December 31, 2009, the Company received short-term loan proceeds of $3,735,169, which was partially offset by repayment of short-term loans in the amount of $444,400.

On December 30, 2008, we filed a universal shelf registration statement with the SEC, which was declared effective on December 10, 2009. The shelf registration will permit us to issue securities valued at up to an aggregate of $40 million. Now that the registration statement is effective, we will have the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

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

Current Assets

Current assets increased by $1,285,851, or 1.5%, period-on-period to $85,317,602 as of December 31, 2009, from $84,031,751 as of June 30, 2009, principally as a result of an increase in inventories of $8,874,466, or 54.5%, and advances to suppliers of $613,783, or 2.8%, period-on-period, offset by a decrease in bills receivable of $5,813,752, or 94.8%, period-on-period and accounts receivable of $1,615,978 or 6.4%, period-on-period.

Accounts receivable, representing 27.6% of total current assets as of December 31, 2009, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended December 31, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of December 31, 2009 and June 30, 2009:

December 31, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	24,531,828	13,558,568	2,336,292	2,313,955	5,210,379	209,989	902,645
%	100	55	10	9	21	1	4

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

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

Current Liabilities

Current liabilities increased by $19,925, or 0.05%, period-on-period, to $42,825,577 as of December 31, 2009, from $42,805,652 as of June 30, 2009. The increase was mainly attributable to an increase in short-term loans of $3,302,957, or 14.7%, period-on-period, as well as an increase in advances from customers of $1,043,436, or 59.9%, period-on-period, offset by a decrease in other taxes payable of $3,728,962, or 56.1%, period-on-period.

As of December 31, 2009, we had $25,791,988 in short-term loans. These short-term loans were renewed in July 2009 for one year and will be due on July 31, 2010. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the six months ended December 31, 2009, we invested $4,746,139 in purchases of property, plant and equipment, and construction projects in relation to the new cold-rolling mill and annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2009, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG (“RZB”)	July 7, 2009	July 31, 2010	1 year	USD: SIBOR + 3%; RMB: 1.15 times of the PBOC rate	$5,300,000; $2,475,290 (RMB17,000,000)
Raiffeisen Zentralbank Österreich AG	July 7, 2009	July 31, 2010	1 year	1.15 times of the PBOC rate	$18,016,698 (RMB123,000,000)
Total					$25,791,988

As of December 31, 2009, we had $25,791,988 in short-term loans as illustrated in the above table. The above loans carry an interest rate of 1.15 times of the standard market rate set by the People’s Bank of China, or PBOC, for Renminbi loans and at SIBOR plus 3% for USD loans, and are secured by land use rights, buildings, plant and machineries, and guaranteed by PSHL and our Chairman, Mr. Li Wo Hing.

We are not aware of any existing issues that may lead to a withdrawal of these loans that are due and renewable in July 2010. Our inability to renew, and the unavailability of debt financing due to credit market conditions could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future,  our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of December 31, 2009, the Company also had $916,069 in contractual commitments for capital expenditures related to the expansion of our production facilities. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2009, short-term debt obligations include one year projected interest at weighted average interest rate:

	Payments Due by Period
Contractual obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Short-Term Debt Obligations	$27,207,968	$27,207,968	$-	$-	$-
Construction Commitments	916,069	916,069	-	-	-
TOTAL	$28,124,037	$28,124,037	$-	$-	$-

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

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  The adoption of ASC 825 will not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 will not impact our consolidated financial statements in any material respect.

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

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”).  ASU 2009-15 amends ASC 470, “Debt with Conversion and Other Options” (“ASC 470”), and ASC 260, “Earnings Per Share” (“ASC 260”).  Specifically, ASU 2009-15 requires companies to mark stock loan agreements at fair value and recognize the cost of the agreements by reducing the amount of additional paid-in capital on their financial statements.  The amendments will be effective for fiscal years beginning on or after December 15, 2009.  We are currently evaluating the impact on our financial statements of adopting the amendments in ASU 2009-15 and cannot estimate the impact of adoption at this time.

In December 2009. the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 are the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  Amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently evaluating whether this standard will have an impact on the Company consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).  ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820.  The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings.  We are currently evaluating the impact on our financial statements of adopting the amendments in ASU 2010-06 and cannot estimate the impact of adoption at this time.

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

Functional Currency and Translating Financial Statements

The Company’s principal country of operations is the PRC. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in USD. The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in stockholders’ equity.

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At December 31, 2009, approximately 13% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the period ended December 31, 2009, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31 and June 30, 2009, the Company had $1,006,973 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the periods ended December 31, 2009 and 2008 were $218,184 and $3,829,462, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At December 31 and June 30, 2009, the Company had allowances for advances to suppliers of $1,632,442 and $1,631,557, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At December 31, 2009, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of December 31, 2009 and no impairment charges were recognized for the relevant periods. As of December 31, 2009, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. Where the recoverable amount of any property, plant and equipment is determined to have declined below its carrying amount, the carrying amount is reduced to reflect the decline in value. We performed an impairment test as of December 31, 2009, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the relevant year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the period ended December 31, 2009, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Wo Hing Li, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  Based on our assessment, Mr. Li and Ms. Li determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1	Senior Loan Agreement, dated January 29, 2010, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2010	CHINA PRECISION STEEL, INC.

	By:	/s/ Wo Hing Li
Wo Hing Li, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Senior Loan Agreement, dated January 29, 2010, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.