Form 10-Q
period 2010-03-31
China Precision Steel, Inc.
filed 2010-05-17
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (� 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on FORM 10-Q
 Three and Nine Months Ended March 31, 2010

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		(Unaudited)
		March 31,	June 30,
	Notes	2010	2009

Assets

Current assets
Cash and cash equivalents		$12,734,971	$13,649,587
Accounts receivable
Trade, net of allowances of $1,007,135 and $830,127
at March 31, 2010 and June 30, 2009, respectively	5	26,857,342	25,140,834
Bills receivable		114,271	6,131,143
Other		811,960	881,153
Inventories	6	32,431,034	16,275,070
Prepaid expenses		274,153	75,917
Advances to suppliers, net of allowance of $1,632,705 and	7
$1,631,557 at March 31, 2010 and June 30, 2009, respectively		18,846,246	21,878,047

Total current assets		92,069,977	84,031,751

Property, plant and equipment
Property, plant and equipment, net	8	71,409,799	46,812,484
Deposits for building, plant and machinery		-	8,348,496
Construction-in-progress	9	5,661,802	22,245,173

		77,071,601	77,406,153

Intangible assets, net	10	1,841,986	1,871,211

Goodwill		99,999	99,999

Total assets		$171,083,563	$163,409,114

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$25,796,145	$22,489,031
Accounts payable and accrued liabilities		5,887,906	7,144,242
Advances from customers	12	6,989,121	1,742,944
Other taxes payables		2,096,594	6,650,668
Current income taxes payable		5,300,626	4,778,767

Total current liabilities		46,070,392	42,805,652

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares outstanding at March 31, 2010 and
June 30, 2009, respectively	13
Common stock: $0.001 par value, 62,000,000 shares
authorized, 46,562,955 and 46,562,955 issued and
outstanding at March 31, 2010 and June 30, 2009, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		9,815,614	9,731,505
Retained earnings		39,508,611	35,183,011

Total stockholders' equity		125,013,171	120,603,462

Total liabilities and stockholders' equity		$171,083,563	$163,409,114

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2010	2009	2010	2009

Sales revenues		$29,990,596	$7,623,209	$74,046,423	$50,547,587
Cost of goods sold		26,560,721	9,605,252	66,277,234	45,125,635
Gross profit/(loss)		3,429,875	(1,982,043)	7,769,189	5,421,952

Operating expenses
Selling expenses		124,589	298,492	227,003	1,632,322
Administrative expenses		773,102	541,251	2,005,841	1,581,456
Allowance for bad and doubtful debts		16	672	218,200	3,830,134
Depreciation and amortization expense		37,857	33,624	118,350	93,145

Total operating expenses		935,564	874,039	2,569,394	7,137,057

Income/(loss) from operations		2,494,311	(2,856,082)	5,199,795	(1,715,105)

Other income/(expense)
Other revenues		9,790	76,556	120,753	336,257
Interest and finance costs		(171,928)	(257,123)	(675,362)	(905,305)

Total other (expense)		(162,138)	(180,567)	(554,609)	(569,048)

Income/(loss) from operations before income tax		2,332,173	(3,036,649)	4,645,186	(2,284,153)

Provision for income tax	15
Current		320,819	481,804	319,586	333,547
Deferred		-	-	-	-

Total income tax expense		320,819	481,804	319,586	333,547

Net income/(loss)		$2,011,354	$(3,518,453)	$4,325,600	$(2,617,700)

Basic earnings/(loss) per share		$0.04	$(0.08)	$0.09	$(0.06)

Basic weighted average shares outstanding		46,562,955	46,562,953	46,562,955	46,560,656

Diluted earnings/(loss) per share		$0.04	$(0.08)	$0.09	$(0.06)

Diluted weighted average shares outstanding		46,562,955	46,562,953	46,562,955	46,560,656

Components of comprehensive income/(loss):
Net income/(loss)		$2,011,354	$(3,518,453)	$4,325,600	$(2,617,700)
Foreign currency translation adjustment		20,003	(366,181)	84,109	384,243

Comprehensive income/(loss)		$2,031,357	$(3,884,634)	$4,409,709	$(2,233,457)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Year Ended June 30, 2009 and the Nine Months Ended March 31, 2010

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2008	46,472,953	$46,473	$75,372,488	$9,295,658	$35,591,349	$120,305,968

Transfer agent adjustment	2	-	-	-	-	-
Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	435,847	-	435,847
Net income	-	-	-	-	(408,338)	(408,338)

Balance at June 30, 2009	46,562,955	46,563	75,642,383	9,731,505	35,183,011	120,603,462

Foreign currency translation adjustment	-	-	-	84,109	-	84,109
Net income	-	-	-	-	4,325,600	4,325,600

Balance at March 31, 2010 (unaudited)	46,562,955	$46,563	$75,642,383	$9,815,614	$39,508,611	$125,013,171

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income/(loss)	$4,325,600	$(2, 617,700)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,850,697	2,746,541
Allowance for bad and doubtful debts	218,200	3,830,134
Inventory provision	42,537	-
Net changes in assets and liabilities:
Accounts receivable, net	4,173,882	11,360,509
Inventories	(16,187,073)	(4,732,832)
Prepaid expenses	(198,228)	(73,753)
Advances to suppliers	3,047,186	7,642,844
Accounts payable and accrued expenses	(1,261,253)	(2,058,293)
Advances from customers	5,244,952	(3,433,313)
Other taxes payable	(3,062,421)	(458,015)
Current income taxes	518,499	(9,841)

Net cash provided by operating activities	712,578	12,196,281

Cash flows from investing activities Deposit for plant and machinery	-	(8,048,466)
Purchase of land use rights	-	(786,643)
Purchase of property, plant and equipment, including construction in progress	(4,927,077)	(16,654,654)

Net cash (used in) investing activities	(4,927,077)	(25,489,763)

Cash flows from financing activities
Exercise of common stock warrants	-	269,985
Short-term loan proceeds	3,735,771	-
Repayments of short-term loans	(444,471)	(87,801)

Net cash provided by financing activities	3,291,300	182,184

Effect of exchange rate	8,583	112,262

Net (decrease) in cash	(914,616)	(12,999,036)

Cash and cash equivalents, beginning of period	13,649,587	18,568,842

Cash and cash equivalents, end of period	$12,734,971	$5,569,806

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

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of March 31, 2010 and June 30, 2009. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford International”).

Chengtong was registered on July 2, 2002 in Shanghai, the People’s Republic of China (the “PRC”), with a registered capital of $3,220,000 and a defined period of existence of 50 years from July 2, 2002 to July 1, 2052. Chengtong was classified as a Sino-foreign joint venture enterprise with limited liability. On August 22, 2005, the authorized registered capital of Chengtong was increased to $15,220,000 and on December 11, 2007, it was further increased to $42,440,000. Pursuant to a document issued by the District Council to Xuhang Town Council on June 28, 2004, the equity transfers from China Chengtong Metal Group Limited and Eastreal Holdings Company Limited to PSHL were approved and the transformation of Chengtong from a Sino-foreign joint investment enterprise to a wholly foreign owned enterprise (WFOE) was granted.

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

The accompanying unaudited consolidated financial statements as of March 31, 2010 and June 30, 2009 and for the periods ended March 31, 2010 and 2009 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2010.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Accounting Standards Codifications - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in our quarter ended March 31, 2010. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.  Accounts receivable are recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At March 31, 2010 and June 30, 2009, the Company had $1,007,135 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the nine months ended March 31, 2010 and 2009 were $218,200 and $3,830,134, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of March 31, 2010 and June 30, 2009, the Company had allowances of advances to suppliers of $1,632,705 and $1,631,557, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. To date, we have not written off any advances to suppliers.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2010 and 2009, the Company capitalized $395,004 and nil, respectively, of interest to construction-in-progress.

Construction-in-Progress - Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land use rights cost, development expenditure, professional fees and interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is to be transferred to property, plant and equipment.

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

Advances from Customers - Advances from customers represent advance cash receipts from customers and for which goods have not been delivered or services have not been rendered at each balance sheet date. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at graduated rates up to 34%. No provision for current income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income for the nine months ended March 31, 2010 and 2009.

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

While current income tax in our consolidated financial statements is provided in accordance with US GAAP and based on income recognized for our financial year ending June 30, actual income tax payments are based on the assessment of taxable income by local tax authority in the PRC where our operating subsidiaries are located and their tax year ends December 31. In the case where the income tax assessed by the local tax authority is different from the amount we have provided in our consolidated financial statements, there will be an impact on our future operating results.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective January 1, 2007, the Company adopted the provisions of the ASC Topic No. 740 “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740”). ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statements and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statements and tax bases of assets acquired.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes in the PRC. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current officials in the PRC.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs - According to the PRC pension regulations, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by the municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong and Shanghai Blessford contribute the remaining 15.5% to 21.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the nine months ended March 31, 2010 and 2009, the Company’s pension cost charged to the statements of operations under the plan amounted to $128,273 and $83,273, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2010 and June 30, 2009 because of the relatively short-term maturity of these instruments.  For short-term loans, the carrying amount is assumed to approximate fair value based on the current rates at which the Group could borrow funds with similar remaining maturities.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the nine months ended March 31, 2010 and 2009 is as follows:

Customers	2010		% to sales	2009		% to sales
Shanghai Changshuo Steel Company, Ltd	15,806,668		21	-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd	12,322,906		17	-	*	-	*
Salzgitter Mannesmann International GMBH	-	*	-*	13,653,466		27

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the nine months ended March 31, 2010 and 2009 is as follows:
Suppliers	2010		% to purchases		2009		% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	23,876,549		31		-	*	-	*
Wuxi Hangda Trading Co., Ltd.	13,515,717		18		-	*	-	*
Guangzhou Zhujiang Steel Co., Ltd.	10,265,428		14		-	*	-	*
BaoSteel Steel Products Trading Co. Ltd.	-	*	-	*	10,758,080		31
Shanghai Pinyun Steel Co., Ltd.	-	*	-	*	8,486,770		25

* Not 10% suppliers for the relevant periods

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

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $26,857,342 and $25,140,834 as of March 31, 2010 and June 30, 2009, respectively.

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

6.  Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amount of $42,537 for the nine months ended March 31, 2010.

As of March 31, 2010 and June 30, 2009, inventories consisted of the following:

At cost:	March 31, 2010	June 30, 2009
Raw materials	$12,971,109	$8,846,663
Work in progress	6,748,169	2,818,832
Finished goods	9,781,729	2,191,341
Consumable items	2,972,564	2,418,234
	32,473,571	16,275,070
Less: provision	(42,537)	-
	$32,431,034	$16,275,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,279,994 were pledged for short-term loans totaling $25,796,145 as of March 31, 2010.

7.  Advances to Suppliers

Cash advances are shown net of allowances of $1,632,705 and $1,631,557 as of March 31, 2010 and June 30, 2009, respectively.

The majority of our advances to suppliers greater than 180 days as of March 31, 2010 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2010	June 30, 2009
Plant and machinery	$61,660,684	$33,331,681
Buildings	21,821,554	21,806,219
Motor vehicles	562,277	534,652
Office equipment	458,241	404,695
	84,502,756	56,077,247
Less: Accumulated depreciation	(13,092,957)	(9,264,763)
	$71,409,799	$46,812,484

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and nine months ended March 31, 2010, depreciation totaling $983,734 and $2,334,882, respectively, was included as a component of cost of goods sold (2009: $1,437,115and $3,021,547, respectively).

Plant and machinery and buildings amounting to $42,108,094 (June 30, 2009: $55,137,900) were pledged for short-term loans totaling $25,796,145 (June 30, 2009: $22,489,031).

9.  Construction-In-Progress

As of March 31, 2010 and June 30, 2009, construction-in-progress consisted of the following:

	March 31, 2010	June 30, 2009
Construction costs	$5,661,802	$22,245,173

Construction-in-progress represents construction and installations of annealing furnaces and other cold rolling related equipment.

10.  Intangible Assets

Land use rights amounting to $1,841,986 (June 30, 2009: $1,861,093) were pledged for short-term loans totaling $25,796,145 (June 30, 2009: $22,489,031).

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

11.  Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2010	June 30, 2009
Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (3.19% at March 31, 2010) (Note 8)	5,300,000	5,300,000

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at March 31, 2010) (Note 8)	2,476,543	2,915,238

Bank loan agreement dated July 7, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at March 31, 2010) (Notes 6 and 8)	18,019,602	14,273,793

	$25,796,145	$22,489,031

The above bank loans outstanding as at March 31, 2010 carry an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank �sterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans as of March 31, 2010 and June 30, 2009 was 5.51% and 5.53%, respectively.

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities. Shanghai Blessford is in the process of registering the asset mortgage and fulfilling other requirements by DEG as of March 31, 2010, and will draw down from this loan once these procedures are completed.

12.  Advances from Customers

Advances from customers represent advance cash receipts from customers and for which goods have not been delivered or services have not been rendered at each balance sheet date. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

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

Pursuant to the Subscription Agreement dated November 1, 2007 (the “Subscription Agreement”), on November 6, 2007, the Company agreed to issue and sell in a registered direct offering (the “Offering”) an aggregate of 7,100,000 shares of its common stock at a price of $6.75 per share (the “Purchase Price”) and an aggregate of 1,420,000 warrants to purchase shares of its Common Stock (“Warrants” and, together with the Common Stock, the “Securities”). The Warrants have an exercise price of $8.45 per share. The Warrants were not to be exercised prior to May 6, 2008. The Securities are registered under the Securities Act of 1933, as amended (the “Act”), pursuant to the Company’s existing effective shelf Registration Statement on Form S-3. In connection with the offer and sale of the Securities, the Company filed on November 1, 2007, a Registration Statement on Form S-3 pursuant to Rule 462(b) promulgated under the Act to register an additional $10 million of its securities relating to its shelf Registration Statement.

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

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's then investor relations consultants valued at $447,993. The value of these was considered syndication fees in association with the Private Placement and was recorded to additional paid-in capital. These warrants were not exercised and expired on February 22, 2010.

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2009	Granted	Expired or Exercised	Outstanding March 31, 2010	Expiration Date
$7.38	225,600	-0-	-0-	225,600	November 5, 2010
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

15.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Nine months ended March 31,
	2010	2009
Tax savings	$855,583	$(223,567)

Benefit per share
Basic	$0.02	$(0.005)
Diluted	$0.02	$(0.005)

Significant components of the Group’s deferred tax assets as of March 31, 2010 and June 30, 2009 are as follows:

Deferred tax assets:	March 31, 2010	June 30, 2009
Net operating loss carried forward	$1,854,914	$1,823,487
Temporary differences resulting from allowances	1,906,041	1,850,921
Total deferred income tax assets	3,760,955	3,674,408
Valuation Allowance	(3,760,955)	(3,674,408)
	$—	$—

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $16,685,318 as of March 31, 2010 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the U.S. federal income tax rate to income tax expense per books is as follows.

	Nine months ended March 31,
	2010	2009
Computed tax expense/(benefit) at the federal statutory rate of 34%	$1,579,764	$(776,613)
Adjustments for PRC entities taxed at different rates	(488,298)	141,784
Valuation allowance	88,481	1,191,943
Income not subject to tax	(3,545)	-
Overprovision in prior year	(1,233)	-
Benefit of tax holiday	(855,583)	(223,567)
Income tax expense per books	$319,586	$333,547

Income tax expense consists of:
	Nine months ended March 31,
	2010	2009
Income tax expense for the year – PRC	$319,586	$333,547
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$319,586	$333,547

16.  Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three and nine months ended March 31, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

For the three and nine months ended March 31, 2009, dilutive shares include outstanding warrants to purchase 358,392 shares of common stock at an exercise price of $3.00 and warrants to purchase 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

The following reconciles the components of the EPS computation:

	Income/(loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the three months ended March 31, 2010:
Net income	$2,011,354
Basic EPS income available to common shareholders	$2,011,354	46,562,955	$0.04
Effect of dilutive securities:		-
Diluted EPS income available to common shareholders	$2,011,354	46,562,955	$0.04
For the three months ended March 31, 2009:
Net loss	$(3,518,453)
Basic EPS (loss) available to common shareholders	$(3,518,453)	46,562,953	$(0.08)
Effect of dilutive securities:		-
Diluted EPS (loss) available to common shareholders	$(3,518,453)	46,562,953	$(0.08)

	Income/(loss) (Numerator)	Shares (Denominator)	Per Share Amount
For the nine months ended March 31, 2010:
Net income	$4,325,600
Basic EPS income available to common shareholders	$4,325,600	46,562,955	$0.09
Effect of dilutive securities:		-
Diluted EPS income available to common shareholders	$4,325,600	46,562,955	$0.09
For the nine months ended March 31, 2009:
Net loss	$(2,617,700)
Basic EPS (loss) available to common shareholders	$(2,617,700)	46,560,656	$(0.06)
Effect of dilutive securities:		-
Diluted EPS (loss) available to common shareholders	$(2,617,700)	46,560,656	$(0.06)

17.  Capital Commitments

As of March 31, 2010, the Company had contractual commitments of $916,216 (June 30, 2009: $2,496,669) for the construction of a cold rolling mill.

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

The recent decline in market cap and stock price has triggered an impairment test under ASC 360 for the quarter ended March 31, 2010 and no impairment charges were recognized for the relevant period. As of March 31, 2010, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at March 31, 2010 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that ASC 810 will have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 details the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  ASU 2009-17 amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently evaluating whether this standard will have an impact on the Company’s consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2010 (unaudited) and June 30, 2009, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine month periods ended March 31, 2010 and 2009.

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

Third Quarter Financial Performance Highlights

During the third fiscal quarter of 2010, we saw robust growth in demand for our cold rolled steel products as market sentiment continued to improve. We have seen gradually increasing demand and orders from both our long term and new customers, especially in the low-carbon cold-rolled steel segment and the high-carbon cold-rolled steel segment, due to favorable policies and PRC government subsidies for the home appliance industry and the auto industry, where our products in these two segments are used in the manufacturing of certain components. However, despite the positive growth we have seen during the current period, general industry problems such as excess capacity, low industrial concentration and a lack of access to natural resources that have long plagued China’s steel sector still remain. Starting January 1, 2010, we have commenced production from our 3rd cold rolling mill and we are operating a total of three cold rolling mills at our facilities now, at a combined utilization rate of approximately 80% as of March 31, 2010.

During the three months ended March 31, 2010, we sold a total of 36,953 tons of products, an increase of 25,953 tons from 11,000 tons during the same period a year ago, due to an increase in demand in a gradually improving market as well as the addition of our 3rd mill which increases our total annual production capacity from 120,000 tons to 160,000 tons during its first year of operation and ultimately to 220,000 tons when it reaches its full design capacity in the next three to four years. We believe that such increase was mainly caused by increases in demand from the auto and home appliance products due to PRC government subsidies to encourage consumer spending in these segments during the period ended March 31, 2010. Increased volume and sales have led to a gross profit of $3,429,875 and a net income of $2,011,354 for the three months ended March 31, 2010. Total company backlog as of March 31, 2010 was $36,752,762.

We continue to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts with countries or customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. We believe that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and in steel prices which could have adverse impacts on our gross margins in the foreseeable future, the medium to long term prospects of our niche remain highly optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $30.0 million for the third quarter, an increase of 293.4% from last year.

●	Gross Margin/(loss): Gross margin was 11.4% for the third quarter, as compared to (26.0)% last year.

●
Income/(loss) from operations before tax: Income from operations before tax was approximately $2.3 million for the third quarter, as compared to loss from operations before tax of $3.0 million last year.

●	Net Income/(loss): Net income was approximately $2.0 million for the third quarter, as compared to a net loss of approximately $3.5 million last year.

●	Fully diluted Income/(loss) per share: Fully diluted income per share was $0.04 for the third quarter compared to a fully diluted loss per share of $0.08 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$29,990,596	100.0%	$7,623,209	100.0%	$74,046,423	100.0%	$50,547,587	100.0%
Cost of sales (including depreciation and amortization)	26,560,721	88.6%	9,605,252	126.0%	66,277,234	89.5%	45,125,635	89.3%
Gross profit/(loss)	3,429,875	11.4%	(1,982,043)	(26.0)%	7,769,189	10.5%	5,421,952	10.7%
Selling and marketing expenses	124,589	0.4%	298,492	3.9%	227,003	0.3%	1,632,322	3.2%
Administrative expenses	773,102	2.6%	541,251	7.1%	2,005,841	2.7%	1,581,456	3.1%
Allowance for bad and doubtful debts	16	<0.1%	672	<0.1%	218,200	0.3%	3,830,134	7.6%
Depreciation and amortization expense	37,857	0.1%	33,624	0.4%	118,350	0.2%	93,145	0.2%
Total operating expenses	935,564	3.1%	874,039	11.5%	2,569,394	3.5%	7,137,057	14.1%
Income/(loss) from operations	2,494,311	8.3%	(2,856,082)	(37.5)%	5,199,795	7.0%	(1,715,105)	(3.4)%
Other revenues	9,790	<0.1%	76,556	1.0%	120,753	0.2%	336,257	0.7%
Interest and finance costs	(171,928)	(0.6)%	(257,123)	(3.4)%	(675,362)	(0.9)%	(905,305)	(1.8)%
Total other (expense)	(162,138)	(0.5)%	(180,567)	(2.4)%	(554,609)	(0.7)%	(569,048)	(1.1)%
Income/(loss) before income taxes	2,332,173	7.8%	(3,036,649)	(39.8)%	4,645,186	6.3%	(2,284,153)	(4.5)%
Income tax expense	320,819	1.1%	481,804	6.3%	319,586	0.4%	333,547	0.7%
Net income/(loss)	$2,011,354	6.7%	$(3,518,453)	(46.2)%	$4,325,600	5.8%	$(2,617,700)	(5.2)%
Basic earnings/(loss) per share	$0.04		$(0.08)		$0.09		$(0.06)
Diluted earnings/(loss) per share	$0.04		$(0.08)		$0.09		$(0.06)

Comparison of Three Months Ended March 31, 2010 and 2009

Sales Revenues

Sales volume increased by 25,953 tons, or 236%, period-on-period, to 36,953 tons for the three months ended March 31, 2010 from 11,000 tons for the three months ended March 31, 2009 and, as a result, sales revenues increased by $22,367,387, or 293%, period-on-period to $29,990,596 for the three months ended March 31, 2010 from $7,623,209 for the three months ended March 31, 2009. The increase in sales revenues during the three months ended March 31, 2010 is attributable to increase in demand across all product segments especially our high-carbon cold-rolled products used in automobile components production and our low-carbon cold-rolled products used in home appliances production both due to favorable government policies and subsidies to encourage consumer spending, as well as increase in demand in subcontracting work during the period.

Sales by Product Line

A break-down of our sales by product line for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010			2009
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Period-on-period Qty. Variance
Low carbon hard rolled (export)	5,802	4,071,505	14	3,425	2,093,990	28	2,377
Low carbon cold-rolled	19,148	14,836,000	49	4,921	2,841,892	37	14,227
High-carbon hot-rolled	1,521	1,361,571	4	579	605,437	8	942
High-carbon cold-rolled	5,441	5,561,538	19	1,733	1,783,447	23	3,708
Subcontracting income	5,041	3,902,652	13	342	68,742	1	4,699
Sales of scrap metal	-	257,330	1	-	229,701	3	-
Total	36,953	29,990,596	100	11,000	7,623,209	100	25,953

There was increase in demand across all product categories during the three months ended March 31, 2010. High-carbon cold-rolled steel products accounted for 19% of the current sales mix at an average selling price of $1,022 per ton for the three months ended March 31, 2010, compared to 23% of the sales mix at an average selling price per ton of $1,029 for the three months ended March 31, 2009. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of overall improved industry sentiment due to the Chinese government’s automobile stimulus policies. Low-carbon cold-rolled steel products accounted for 49% of the current sales mix at an average selling price of $775 per ton for the three months ended March 31, 2010, compared to 37% of the sales mix at an average selling price per ton of $578 for the three months ended March 31, 2009. The robust increase in demand in this category during the period was a direct result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 14% of the current sales mix at an average selling price of $702 per ton for the three months ended March 31, 2010, compared to 28% of the sales mix at an average selling price per ton of $611 for the three months ended March 31, 2009, due to a higher concentration of products sold domestically period-on-period, however, revenue increased as a result of gradual improvement of the international market.  Subcontracting income increased to $3,902,652, or 13%, of the sales mix for the three months ended March 31, 2010, as compared to $68,742, or less than 1%, of the sales mix for the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	702	611	91	15
Low-carbon cold-rolled	775	578	197	34
High-carbon hot-rolled	895	1,045	(150)	(14)
High-carbon cold-rolled	1,022	1,029	(7)	(1)
Subcontracting income	774	201	573	285

The average selling price per ton increased to $812 for the three months ended March 31, 2010, compared to the corresponding period in 2009 of $693, representing an increase of $119, or 17%, period-on-period. This increase was mainly due to increases in general steel prices and therefore selling prices during the period. Other than for high-carbon hot-rolled and high-carbon cold-rolled steel products, there were increases in average selling prices across all product categories during the period.

Sales Breakdown by Major Customer

	Three Months Ended March 31,
	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Stainless Steel Co., Ltd.	7,333,423	24	*	*
Shanghai Shengdejia Metal Products Co., Ltd.	5,857,561	20	*	*
Hangzhou Cogeneration Co., Ltd.	5,394,598	18	*	*
Fortune Best Corporation Limited	1,357,560	5	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	944,460	3	1,309,743	17
Unimax & Far Corporation	*	*	1,192,141	16
Changshu Jiacheng Steel Plate Coating Factory	*	*	556,119	7
Houw Hing Holdings Ltd.	*	*	546,723	7
Shanghai Wozi Jintian Saw Blade Co., Ltd.	*	*	487,029	6
Sub-total	20,887,602	70	4,091,755	53
Others	9,102,994	30	3,531,454	47
Total	29,990,596	100	7,623,209	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 70% for the three months ended March 31, 2010, compared to 53% for the three months ended March 31, 2009. Sales to three new major customers, Shanghai Shengdejia Metal Products Co., Ltd., Hangzhou Cogeneration Co., Ltd., Fortune Best Corporation Limited and Shanghai Changshuo Stainless Steel Co., Ltd. accounted for 67% of our sales revenues for the three months. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $16,955,469, or 176.5%, period-on-period, to $26,560,721 for the three months ended March 31, 2010, from $9,605,252 for the three months ended March 31, 2009. Cost of sales represented 88.6% of sales revenues for the three months ended March 31, 2010, compared to 126.0% for the three months ended March 31, 2009. Average cost per unit sold decreased to $719 for the three months ended March 31, 2010, compared to an average cost per unit sold of $873 for the three months ended March 31, 2009,  representing a decrease of $154 per ton, or 17.7%, period-on-period.

	Three Months Ended March 31,
	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	24,048,082	5,552,803	18,495,279	333.1
- Direct labor	151,579	498,968	(347,389)	(69.6)
- Manufacturing overhead	2,361,060	3,553,481	(1,192,421)	(33.6)
	26,560,721	9,605,252	16,955,469	176.5

Cost per unit sold
Total units sold (tons)	36,953	11,000	25,953	236
Average cost per unit sold ($/ton)	719	873	(154)	(17.7)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	an increase in cost of raw materials per unit sold of $146, or 28.9%, from $505 for the three months ended March 31, 2009 compared to $651 for the three months ended March 31, 2010;

●	a decrease in direct labor per unit sold of $41, or 91.1%, from $45 for the three months ended March 31, 2009 compared to $4 for the three months ended March 31, 2010;

●	a decrease in factory overhead per unit sold of $259, or 80.2%, from $323 for the three months ended March 31, 2009 compared to $64 for the three months ended March 31, 2010.

The cost of raw materials consumed increased by $18,495,279, or 333.1%, period-on-period, to $24,048,082 for the three months ended March 31, 2010 from $5,552,803 for the three months ended March 31, 2009. This increase was a direct result of increased number of units sold and increased average raw material cost per unit sold during the period as discussed above.

Direct labor costs decreased by $347,389, or 69.6%, period-on-period, to $151,579 for the three months ended March 31, 2010, from $498,968 for the three months ended March 31, 2009. Manufacturing overhead costs decreased by $1,192,421, or 33.6%, period-on-period, to $2,361,060 for the three months ended March 31, 2010, from $3,553,481 for the three months ended March 31, 2009. The decrease in overhead was mainly attributable to the combined effect of a decrease in utilities of $410,037, or 42.0%, period-on-period to $565,958 for the three months ended March 31, 2010, from $975,995 for the three months ended March 31, 2009, and a decrease in depreciation by $453,381, or 31.5%, period-on-period to $983,734 for the three months ended March 31, 2010, from $1,437,115 for the three months ended March 31, 2009. The decrease in both direct labor and manufacturing overhead costs, period-on-period, were a result of substantially increased units sold and therefore lower average production cost per unit sold due to economies of scale.

Gross Profit

Gross profit in absolute terms increased by $5,411,918, or 273.0%, period-on-period, to $3,429,875 for the three months ended March 31, 2010, from a gross loss of $1,982,043 for the three months ended March 31, 2009, while gross profit margin increased to 11.4% for the three months ended March 31, 2010, from (26.0)% for the three months ended March 31, 2009. The increase in gross profit margin is a result of the combined effect of a 17.1% increase in average selling prices and a decrease in average cost per unit sold of 17.7% period-on-period.

Selling Expenses

Selling expenses decreased by $173,903, or 58.3%, period-on-period, to $124,589 for the three months ended March 31, 2010 compared to the corresponding period in 2009 of $298,492. The decrease was a direct result of decreased export sales commission costs incurred period-on-period.

Administrative Expenses

Administrative expenses increased by $231,851, or 42.8%, period-on-period, to $773,102 for the three months ended March 31, 2010 compared to $541,251 for the three months ended March 31, 2009. This was chiefly due to increases in salaries and wages in the amount of $82,654, or 39.1%, period-on-period, and travelling expenses in the amount of $51,717, or 208.8%, period-on-period, during the three months ended March 31, 2010.

Income/(loss) from Operations

Income from operations increased by $5,350,393, or 187.3%, period-on-period, to $2,494,311 for the three months ended March 31, 2010 from a loss of $2,856,082 for the three months ended March 31, 2009, as a result of all the factors discussed above.

Other Income

Our other income decreased $66,766, or 87.2%, to $9,790 for the three months ended March 31, 2010 from $76,556 for the three months ended March 31, 2009 mainly due to lower interest rates period-on-period.  As a percentage of revenues, other income decreased to less than 0.1% for the three months ended March 31, 2010 from 1.0% for the three months ended March 31, 2009 due to higher revenue and lower interest income during the current period.

Interest Expense

Total interest expense decreased $85,195, or 33.1%, to $171,928 for the three months ended March 31, 2010, from $257,123 for the three months ended March 31, 2009 due to a lower weighted average interest rate offset by an increase in loan balances period-on-period.

Income Tax

For the three months ended March 31, 2010, we recognized an income tax expense of $320,819, compared to an income tax expense of $481,804 for the three months ended March 31, 2009. The decrease of $160,985, or 33.4%, period-on-period, was a result of the carried forward tax losses deduction during the current period offset by increased income and increased enterprise income tax rate for Shanghai Blessford starting January 1, 2010.

Net Income/(loss)

Net income increased by $5,529,807, or 157.2%, period-on-period, to $2,011,354 for the three months ended March 31, 2010 from a net loss of $3,518,453 for the three months ended March 31, 2009. The increase in net income is attributable to a combination of factors discussed above, including robust increase in tons sold due to strengthening in demand and an increase in average selling prices.

Comparison of Nine months ended March 31, 2010 and March 31, 2009

Sales Revenues

Sales volume increased by 45,383 tons, or 91.8%, period-on-period, to 94,834 tons for the nine months ended March 31, 2010 from 49,451 tons for the nine months ended March 31, 2009 and as a result, sales revenues increased by $23,498,836, or 46.5%, period-on-period, to $74,046,423 for the nine months ended March 31, 2010 from $50,547,587 for the nine months ended March 31, 2009. The increase in sales revenues period-on-period is mainly attributable to an increase in demand for high-carbon cold-rolled products used in automobile components production as well as increase in demand for low-carbon cold-rolled products used in home appliances production both due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the nine months ended March 31, 2010 and 2009 is as follows:

	Nine months ended March 31,
	2010			2009			Period-on-period Qty. Variance
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales
Low carbon hard rolled (export)	14,815	10,656,001	14.4	21,435	21,830,934	43.2	(6,620)
Low carbon cold-rolled	46,408	32,496,382	43.9	18,336	15,665,169	31.0	28,072
High-carbon hot-rolled	4,943	4,154,948	5.6	3,105	3,461,425	6.8	1,838
High-carbon cold-rolled	15,104	17,283,214	23.3	4,925	5,497,145	10.9	10,179
Subcontracting income	13,564	8,807,092	11.9	1,650	2,589,202	5.1	11,914
Sales of scrap metal	-	648,786	0.9	-	1,503,712	3.0	-
Total	94,834	74,046,423	100	49,451	50,547,587	100	45,383

There were different trends of demand across various product categories during the nine months ended March 31, 2010. High-carbon cold-rolled steel products accounted for 23.3% of the current sales mix at an average selling price of $1,144 per ton for the nine months ended March 31, 2010, compared to 10.9% of the sales mix at an average selling price per ton of $1,116 for the nine months ended March 31, 2009. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the Chinese government’s automobile stimulus policies, which increased demand. Low-carbon cold-rolled steel products accounted for 43.9% of the current sales mix at an average selling price of $700 per ton for the nine months ended March 31, 2010, compared to 31.0% of the sales mix at an average selling price per ton of $854 for the nine months ended March 31, 2009. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 14.4% of the current sales mix at an average selling price of $719 per ton for the nine months ended March 31, 2010, compared to 43.2% of the sales mix at an average selling price per ton of $1,018 for the nine months ended March 31, 2009, due to a decrease in demand and volatilities in pricing in the international market period-on-period and stronger demand from the customers within China, and therefore a higher percentage of products sold domestically during the current period.  Subcontracting income revenues accounted for $8,807,092, or 11.9% of the sales mix for the nine months ended March 31, 2010, as compared to $2,589,202, or 5.1%, of the sales mix for the nine months ended March 31, 2009.

	Nine months ended March 31,
	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	719	1,018	(299)	(29.4)
Low-carbon cold-rolled	700	854	(154)	(18.1)
High-carbon hot-rolled	841	1,115	(274)	(24.6)
High-carbon cold-rolled	1,144	1,116	28	2.5
Subcontracting income	649	1,570	(921)	(58.7)

The average selling price per ton decreased to $781 for the nine months ended March 31, 2010, compared to the corresponding period in 2009 of $1,022, representing a decrease of $241, or 23.6%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices due to volatilities in the industry during the period. There were decreases in average selling prices across most product categories during the period.

Sales Breakdown by Major Customer

	Nine months ended March 31,
	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Stainless Steel Co., Ltd.	15,806,668	21	4,556,210	9
Shanghai Shengdejia Metal Products Co., Ltd.	12,322,906	17	*	*
Hangzhou Cogeneration Co., Ltd.	5,394,018	7	*	*
Shaoxing Wancheng Metal Plate Co., Ltd.	4,115,784	6	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	3,801,610	5	1,381,937	3
Salzgitter Mannesmann International GMBH	*	*	13,653,466	27
Jiangsu Sumec International Trading Co., Ltd.	*	*	3,218,211	6
Shanghai Bayou Industrial Co., Ltd.	*	*	2,962,163	6
Sub-total	41,440,986	56	25,771,987	51
Others	32,605,437	44	24,775,600	49
Total	74,046,423	100	50,547,587	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 56% for the nine months ended March 31, 2010, compared to 51% for the nine months ended March 31, 2009. Sales to three new major customers Shaoxing Wancheng Metal Plate Co, Ltd., Shanghai Shengdejia Metal Products Co., Ltd. and Hangzhou Cogeneration Co., Ltd. accounted for 30% of our sales revenues for the current period. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $21,151,599, or 46.9%, period-on-period, to $66,277,234 for the nine months ended March 31, 2010, from $45,125,635 for the nine months ended March 31, 2009. Cost of sales represented 89.5% of sales revenues for the nine months ended March 31, 2010, compared to 89.3% for the nine months ended March 31, 2009. Average cost per unit sold decreased to $699 for the nine months ended March 31, 2010, compared to $913 for the nine months ended March 31, 2009, representing a decrease of $214 per ton , or 23.4%, period-on-period.

	Nine months ended March 31,
	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	58,897,782	36,128,837	22,768,945	63.0
- Direct labor	411,199	887,544	(476,345)	(53.7)
- Manufacturing overhead	6,968,253	8,109,254	(1,141,001)	(14.1)
	66,277,234	45,125,635	21,151,599	46.9

Cost per unit sold
Total units sold (tons)	94,834	49,451	45,383	91.8
Average cost per unit sold ($/ton)	699	913	(214)	(23.4)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in cost of raw materials per unit sold of $110, or 15.0%, from $731 for the nine months ended March 31, 2009, compared to $621 for the nine months ended March 31, 2010;

●	a decrease in direct labor per unit sold of $13, or 72.2%, from $18 for the nine months ended March 31, 2009 compared to $5 for the nine months ended March 31, 2010;

●	a decrease in factory overhead per unit sold of $91, or 55.5%, from $164 for the nine months ended March 31, 2009 compared to $73 for the nine months ended March 31, 2010.

The cost of raw materials consumed increased by $22,768,945, or 63.0%, period-on-period, to $58,897,782 for the nine months ended March 31, 2010 from $36,128,837 for the nine months ended March 31, 2009. This increase was mainly due to increase in total units sold offset by decrease in average raw material cost per unit sold.

Direct labor costs decreased by $476,345 or 53.7%, period-on-period, to $411,199 for the nine months ended March 31, 2010, from $887,544 for the nine months ended March 31, 2009. Manufacturing overhead costs decreased by $1,141,001, or 14.1%, period-on-period, to $6,968,253 for the nine months ended March 31, 2010, from $8,109,254 for the nine months ended March 31, 2009. The decrease was mainly attributable to the combined effect of a decrease in depreciation charged to manufacturing overhead of $686,665, or 22.7%, period-on-period, to $2,334,882 for the nine months ended March 31, 2010, from $3,021,547 for the nine months ended March 31, 2009 and a decrease in low consumables of $929,612, or 42.7%, period-on-period, to $1,245,285 for the nine months ended March 31, 2010, from $2,174,897 for the nine months ended March 31, 2009. The decrease in both direct labor and manufacturing overhead costs, period-on-period, were a result of substantially increased units sold and therefore lower average production cost per unit sold due to economies of scale.

Gross Profit

Gross profit in absolute terms increased by $2,347,237, or 43.3%, period-on-period, to $7,769,189 for the nine months ended March 31, 2010, from $5,421,952 for the nine months ended March 31, 2009, while gross profit margin slightly decreased to 10.5% for the nine months ended March 31, 2010, from 10.7% for the nine months ended March 31, 2009. The decrease in gross profit margin is mainly attributable to a 23.6% period-on-period decrease in average selling prices offset by a decrease in average cost per unit sold of 23.4% period-on-period.

Selling Expenses

Selling expenses decreased by $1,405,319, or 86.1%, period-on-period, to $227,003 for the nine months ended March 31, 2010 compared to the corresponding period in 2009 of $1,632,322. The decrease was mainly attributable to less selling commission costs associated with largely reduced export sales period-on-period.

Administrative Expenses

Administrative expenses increased by $424,385, or 26.8%, period-on-period, to $2,005,841 for the nine months ended March 31, 2010 compared to $1,581,456 for the nine months ended March 31, 2009. This was chiefly due to an increase in salaries and wages in the amount of $169,275, or 33.1%, period-on-period, due to the increased average number of staff at the Group companies, as well as increases in travelling expenses in the amount of $88,082, or 64.4%, period-on-period, and insurance expenses in the amount of $55,950, or 216.9%, period-on-period, during the nine months ended March 31, 2010.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased substantially by $3,611,934, or 94.3%, period-on-period. The prior period charge reflects a provision for uncollectible accounts receivable amounting to $3,830,134 due to a dispute regarding a special stainless steel product as disclosed in our Form 10-K filed for the financial year ended June 30, 2009. Allowance recognized for the current period in the amount of $218,200 was in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income from Operations

Income from operations increased by $6,914,900, or 403.2%, period-on-period, to $5,199,795 for the nine months ended March 31, 2010 from a loss of $1,715,105 for the nine months ended March 31, 2009, as a result of all the factors discussed above.

Other Income

Our other income decreased $215,504, or 64.1%, to $120,753 for the nine months ended March 31, 2010 from $336,257 for the nine months ended March 31, 2009.  As a percentage of revenues, other income decreased to 0.2% for the nine months ended March 31, 2010 from 0.7% for the nine months ended March 31, 2009. Such percentage decrease in other income was primarily due to higher revenue as well as lower interest rates period-on-period.

Interest Expense

Total interest expense decreased $229,943, or 25.4%, to $675,362 for the nine months ended March 31, 2010, from $905,305 for the nine months ended March 31, 2009 due to a lower weighted average interest rate offset by an increase in loan balances period-on-period.

Income Tax

For the nine months ended March 31, 2010, we recognized an income tax expense of $319,586, compared to $333,547 for the nine months ended March 31, 2009. The income tax expense in the amount of $319,586 is taxes on profits for the current period after considering tax losses carried forward. The decrease of $13,961, or 4.2%, period-on-period, was a result of the carried forward tax losses deduction during the current period offset by increased income and increased enterprise income tax rate for Shanghai Blessford starting January 1, 2010.

Net Income

Net income increased by $6,943,300, or 265.2%, period-on-period, to net income of $4,325,600 for the nine months ended March 31, 2010 compared to net loss of $2,617,700 for the nine months ended March 31, 2009. The increase in net income is attributable to a combination of factors discussed above, including increase in tons sold due to strengthening demand and decrease in the average cost per unit sold.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2010, we had cash and cash equivalents of approximately $13 million.

The following table provides detailed information about our net cash flow for all financial statements periods presented in this report:

	Nine months ended March 31,
	2010	2009
Net cash provided by operating activities	$712,578	$12,196,281
Net cash (used in) investing activities	(4,927,077)	(25,489,763)
Net cash provided by financing activities	3,291,300	182,184
Net cash flow	(914,616)	(12,999,036)

Operating Activities

Net cash flows provided by operating activities for the nine months ended March 31, 2010 was $712,578 as compared with $12,196,281 provided by operating activities for the nine months ended March 31, 2009, for a net decrease of $11,483,703. This decrease was mainly due to increase in cash outflow for inventories of $11,454,241, increase in cash outflow for other taxes payable of $2,604,406 resulting from the payment of VAT, and decrease in cash inflow from accounts receivable of $7,186,627 offset by decrease in cash outflow for advances to suppliers of $4,595,658 and increase in cash inflow from advances from customers of $8,678,265 during the period ended March 31, 2010. The cash outflow for inventories was in line with our substantially strengthened demand and revenue growth during the nine months ended March 31, 2010.

For the nine months ended March 31, 2010, sales revenues generated from the top five major customers as a percentage of total sales increased to 56% as compared to 51% for the nine months ended March 31, 2009. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the current worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the nine months ended March 31, 2010 were for the purchase of property, plant and equipment related to the addition of a new cold rolling mill and annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line, improve product qualities and create synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the nine months ended March 31, 2010 was $4,927,077 as compared with $25,489,763 for the nine months ended March 31, 2009. Cash flows used in investing activities decreased as we completed the construction of our new 1450mm cold rolling mill as of December 31, 2009 and there was no additional material construction project during the period.

As of March 31, 2010, the Company had $916,216 in commitments for capital expenditures for construction projects mentioned above. Management believes that we currently have sufficient capital resources to meet these contractual commitments. We also forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and the majority of the construction costs relating to our third cold rolling mill have been paid for as at March 31, 2010.

Financing Activities

Net cash flows provided by financing activities for the nine months ended March 31, 2010 was $3,291,300 as compared to $182,184 for the nine months ended March 31, 2009. During the nine months ended March 31, 2010, the Company received short-term loan proceeds of $3,735,771, which was partially offset by a repayment of short-term loans in the amount of $444,471.

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

Current Assets

Current assets increased by $8,038,226, or 9.6%, period-on-period, to $92,069,977 as of March 31, 2010, from $84,031,751 as of June 30, 2009, principally as a result of an increase in inventories of $16,155,964, or 99.3%, and accounts receivable of $1,716,508, or 6.8%, period-on-period, offset by a decrease in bills receivable of $6,016,872, or 98.1%, period-on-period, and advances to suppliers of $3,031,801 or 13.9%, period-on-period.

Accounts receivable, representing 29.2% of total current assets as of March 31, 2010, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended March 31, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of March 31, 2010 and June 30, 2009:

March 31, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	27,864,477	14,557,272	4,414,800	2,933,042	4,854,681	88,172	1,016,510
%	100	52	16	11	17	<1	4

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

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

Current Liabilities

Current liabilities increased by $3,264,740, or 7.6%, period-on-period, to $46,070,392 as of March 31, 2010, from $42,805,652 as of June 30, 2009. The increase was mainly attributable to an increase in short-term loans of $3,307,114, or 14.7%, period-on-period, as well as an increase in advances from customers of $5,246,177, or 301.0%, period-on-period, offset by a decrease in other taxes payable of $4,554,074, or 68.5%, period-on-period.

As of March 31, 2010, we had $25,796,145 in short-term loans. These short-term loans were renewed in July 2009 for one year and will be due on July 31, 2010. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the nine months ended March 31, 2010, we invested $4,927,077 in purchases of property, plant and equipment, and construction projects in relation to the new cold-rolling mill and annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of March 31, 2010, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank �sterreich AG (“RZB”)	July 7, 2009	July 31, 2010	1 year	USD: SIBOR + 3%; RMB: 1.15 times of the PBOC rate	$5,300,000; $2,476,543 (RMB17,000,000)
Raiffeisen Zentralbank �sterreich AG	July 7, 2009	July 31, 2010	1 year	1.15 times of the PBOC rate	$18,019,602 (RMB123,000,000)
Total					$25,796,145

As of March 31, 2010, we had $25,796,145 in short-term loans as illustrated in the above table. The above loans carry an interest rate of 1.15 times of the standard market rate set by the People’s Bank of China, or PBOC, for Renminbi loans and at SIBOR plus 3% for USD loans, and are secured by land use rights, buildings, plant and machineries, and guaranteed by PSHL and our Chairman, Mr. Li Wo Hing.

We are not aware of any existing issues that may lead to a withdrawal of these loans that are due and renewable in July 2010. Our inability to renew, and the unavailability of debt financing due to credit market conditions could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of March 31, 2010, the Company also had $916,216 in contractual commitments for capital expenditures related to the expansion of our production facilities. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2010; short-term debt obligations include one year projected interest at weighted average interest rate:

	Payments Due by Period
Contractual obligations	Total	Fiscal Year 2010	Fiscal Years 2011-2012	Fiscal Years 2012-2013	Fiscal Year 2014 and Beyond
Short-Term Debt Obligations	$26,151,487	$26,151,487	$-	$-	$-
Construction Commitments	916,216	916,216	-	-	-
TOTAL	$27,067,703	$27,067,703	$-	$-	$-

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

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company does not believe that ASC 810 will have a material impact on its consolidated financial statements.

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

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. The Company is currently evaluating whether this standard will have an impact on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 details the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  ASU 2009-17 amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. The Company is currently evaluating whether this standard will have an impact on the Company’s consolidated financial statements.

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

Accounts Receivable

Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At March 31, 2010, approximately 4% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the period ended March 31, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2010 and June 30, 2009, the Company had $1,007,135 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the nine months ended March 31, 2010 and 2009 were $218,200 and $3,830,134, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At March 31, 2010 and June 30, 2009, the Company had allowances for advances to suppliers of $1,632,705 and $1,631,557, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At March 31, 2010, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention for the suppliers to deliver the contracted raw materials or refund the cash advances. To date, we have not written off any advances to suppliers.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of March 31, 2010 and no impairment charges were recognized for the relevant periods. As of March 31, 2010, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. We performed an impairment test as of March 31, 2010, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the current period. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the period ended March 31, 2010, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on our assessment, Mr. Chen and Ms. Li determined that, as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

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

Date: May 17, 2010	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.