Form 10-K
period 2010-06-30
China Precision Steel, Inc.
filed 2010-09-28
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010

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

852-2543-2290

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $63.6 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 46,562,955 shares of the registrant’s common stock outstanding as of September 27, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

Annual Report on FORM 10-K
 For the Fiscal Year Ended June 30, 2010

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. Additional disclosures regarding factors that could cause our results and performance to differ from results or anticipated performance are discussed in Item 1A, “Risk Factors” included herein.

Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“CPSL,” “Company,” “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

•	“PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company;

•	“Blessford International” are to our subsidiary Blessford International Limited, a BVI company;

•	“Shanghai Blessford” are to our subsidiary Shanghai Blessford Alloy Company Limited, a PRC company;

•	“Chengtong” are to our subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company;

•	“Tuorong” are to our subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“RMB” are to Renminbi, the legal currency of China;

•	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

•	“China,” “Chinese” and “PRC” are to the People’s Republic of China; and

•	“BVI” are to the British Virgin Islands.

PART I

ITEM 1.	BUSINESS.

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

We operate three cold rolling mills as of June 30, 2010. Our first rolling mill, which has an operating capacity of approximately 100,000 tons depending on the thickness of the steel processed, primarily manufactures low carbon precision cold-rolled steel products. Our second cold-rolling mill, which has been operating since October 2006 with a design capacity of 80,000 tons based on our current product specifications, has achieved 80% of its design capacity as of June 30, 2010. Starting January 1, 2010, we have also commenced production from our third cold rolling mill. The new mill has a design capacity of 80,000 tons, based on our current product specifications, and has achieved 25% of its design capacity as of June 30, 2010. The second and third mills focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our first rolling mill. Each of these mills is expected to take at least three to four years to reach its full design capacity. As of June 30, 2010, our three production lines have a combined utilization rate of approximately 75%.

History and Corporate Structure

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

In 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Tuorong, a PRC company, through PSHL’s indirectly owned PRC subsidiary, Chengtong. The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased Blessford International, a BVI company, for nominal consideration. Blessford International does not conduct any business, but it owns a single subsidiary, Shanghai Blessford, that is a wholly-foreign owned enterprise chartered in China.

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

Our Growth Strategy

We aim to maintain our position as the leading supplier of high strength and ultra-thin cold-rolled premium specialty steel products in China, while building brand awareness and demand for our products internationally. We have identified six factors critical to the achievement of this goal:

•
Focus on Rapidly Growing Niche Segment. We will continue to focus on niche markets. According to publicly available information, the demand for precision cold-rolled steel products has been growing at an average rate of 16% annually over the past five years in China. Export demand, coupled with domestic Chinese demand for automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics, is expected to continue, thereby increasing demand for high precision steel products. Moreover, new applications of steel products are continually being developed. Our research and development efforts are focused on advancing processing techniques and production of high strength and ultra-thin, cold-rolled precision steel products to enhance our product offerings and expand our market share.

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

•
Focus on High Margin Products in a Niche Market. We will continue to focus on products with high sustainable margins. We increased our gross margin from 5.8% in 2004 to 9.3% in 2010. The average gross margin of our high carbon steel products ranges between 15% and 30% while the same for our low carbon steel products ranges between 10% and 20%. We will provide additional services such as heat treatment and cutting and slitting to further enhance our margins. We believe these gross margins are sustainable despite fluctuations in steel prices because of the specialty of the end product which allows price increases of raw material to be substantially passed directly to our customers.

•
Expand Manufacturing Capacity. We operate three cold rolling mills as of June 30, 2010. Our first rolling mill has an operating capacity of approximately 100,000 tons. Our second cold-rolling mill, which has been operating since October 2006 with a design capacity of 80,000 tons based on our current product specifications, has achieved 80% of its design capacity as of June 30, 2010. Starting January 1, 2010, we have also commenced production from our third cold rolling mill. The new mill has a design capacity of 80,000 tons, based on our current product specifications, and has achieved 25% of its design capacity as of June 30, 2010. Each mill is expected to take approximately three to four years to reach its full operating capacity, so we expect our total production capacity to increase to a total of approximately 260,000 tons in three to four years when all three mills are operating at their respective full design capacity.

•
Compete Internationally. We intend to continue building our brand awareness and expand our exports to compete in the international marketplace. We believe that at present we are the only non-Japanese company able to compete in the global marketplace with low carbon precision cold-rolled steel products in the thickness range between less than 0.1 mm to 0.2 mm used for steel roofing. These products provide us with a unique opportunity to compete in the global marketplace.

•
Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Chairman, Mr. Wo Hing Li, our Chief Executive Officer, Mr. Hai Sheng Chen and our Chief Operating Officer, Mr. Zu De Jiang. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to The World Steel Association, China is the largest steel producing country, producing over one-third of the world’s steel. In calendar year 2009, China produced 567 million tons of steel, up 13.4% from 2008. The China Iron and Steel Institute estimates that China’s steel demand for 2010 will increase 5% year-on-year, while The World Steel Association forecasts that global steel demand will grow by 9.2% to 1,206 billion tons in 2010.  China has increased its steel exports from 7 million tons in 2003 to 24.6 million tons in 2009, making it the number one ranked steel exporter globally. However, while China is a net exporter of crude steel, it is a net importer of higher value precision cold rolled steel products such as those produced by the Company.

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

Our Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. We believe that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Nonetheless, during the last five years, we believe that we have begun to develop and establish a nationally recognized brand in China. Despite having exported 18,964 tons of precision cold-rolled steel products to Thailand, Nigeria and Ethiopia during the year ended June 30, 2010, we are not yet an internationally widely known brand for cold-rolled precision steel products.

For the year ended June 30, 2010, we sold 133,946 tons of high precision steel products with over one hundred specifications. We currently produce high strength and ultra-thin cold-rolled precision steel coils and sheets with reduced thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

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

In 2006, we made a strategic decision to switch our product mix from a concentration in low carbon cold-rolled steel products with comparatively lower margins to a combination of low carbon and higher end, higher margin, high-carbon cold-rolled steel products as a result of continuous research and development and accumulated experience. We produce our high strength and ultra-thin cold-rolled precision steel strips using a process that utilizes our proprietary know-how and certain patented technology. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, and a width between 1000 mm to 1450 mm. We also provide heat treatment and cutting and slitting services for high carbon hot-rolled steel coils with thicknesses not exceeding 7.5 mm. To the best of our knowledge, we are not aware of any other company in China that currently manufactures high carbon high strength cold-rolled steel with a width of or exceeding 1400 mm.

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

Production Facilities

Cold Rolling Mills

As of June 30, 2010, we had an annual production capacity of approximately 185,000 tons, comprised of:

•	one 1100 mm 12-high cold rolling mill, with a current operating capacity of 100,000 tons;
•	one 1400 mm 12-high cold rolling mill, with a current operation capacity of 65,000 tons; and
•	one 1450 mm 4-high cold rolling mill, with a current operation capacity of 20,000 tons.

Our first rolling mill primarily manufactures low carbon precision cold-rolled steel products. The second and third mills focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our first rolling mill.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment as well as the time it requires to train quality mill operators. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the 1400 mm rolling mill, which began production in October 2006, was operating at 80% of its 80,000 ton design capacity at June 30, 2010 and is expected to reach its full operating capacity in calendar year 2011. The 1450 mm rolling mill, which began production in January 2010, was operating at 25% of its 80,000 ton design capacity at June 30, 2010 and is expected to reach its full operating capacity in calendar year 2014.

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

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2010 was Dachang Huizu Baosheng Steel Products Co., Ltd..

Below is a list of our principal suppliers during the fiscal years ended June 30, 2010 and 2009:

Suppliers	2010	% to consumption	2009	% to consumption
Dachang Huizu Baosheng Steel Products Co., Ltd.	23,880,395	33	-*	-*
Guangzhou Zhujiang Steel Co., Ltd.	14,740,899	20	-*	-*
Wuxi Hangda Trading Co., Ltd.	17,957,973	24	-*	-*
Jiangsu Sumeida International Technology Trading Co., Ltd.	7,332,111	10	-*	-*
BaoSteel Steel Products Trading Co. Ltd	-*	-*	15,805,702	21
Shanghai Pinyun Steel Co., Limited	-*	-*	9,349,480	18
Hangzhou Relian Company Limited	-*	-*	-*	-*

* Not major suppliers for the relevant years

Based upon information obtained by us from the CMI, during our financial year ended June 30, 2010 the price of steel generally decreased from the prior year. However, the cost of imported iron-ore increased substantially. This apparent anomaly was due to excess capacities in the low end steel production and ongoing consolidation of the Chinese steel industry and, as a result, steel prices have generally decreased within the relevant year. The CMI website may be viewed in English and the website URL is www.metal.net.cn. Although average selling prices generally decreased from the prior year, as of June 30, 2010, there is a Chinese export tax rebate of 5% on exports of certain steel products, including the precision cold-rolled steel products that we produce. This has increased the competitiveness of our products in the international marketplace. We are also seeing gradual improvement in steel prices towards the end of the current financial year.

The prices of steel coils are very competitive, very volatile and dependent on supply and demand. We have made bulk purchases in the past after taking into account customers’ orders on hand at the time when steel supply was tight and prices were high, in order to secure sufficient supply of raw material for necessary production. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern. However, due to the decreases in steel prices during the year ended June 30, 2010 and therefore selling prices of our products, the raw materials we had built up some time ago in the high demand season consequentially has an adverse impact on our margins.

Customers

All of our production is based on confirmed sales orders. Generally, for new customers, an initial deposit (approximately 30% of the aggregate contracted sales amount) is pre-paid when the contract is signed. We have approximately 360 customers with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria and Ethiopia. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. In addition, the delivery time is shorter and our products have lower associated cost than international competitors. We intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated, and globally.

Below is a list of our principal customers during the fiscal years ended June 30, 2010 and 2009:

	2010		2009
Customer	$	% of Sales	$	% of Sales
Shanghai Changshuo Steel Co., Ltd.	22,508,805	21	10,999,692	14
Shanghai Shengdejia Metal Co., Ltd	18,019,397	16	4,827,675	6
Hangzhou Cogeneration Co., Ltd.	10,099,005	9	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	4,946,838	5	4,413,512	6
Unimax and Far Corporation	4,629,266	4	3,777,196	5
Salzgitter Mannesmann International GMBH	*	*	14,275,799	19
	60,203,311	55	38,293,874	50
Others	50,250,636	45	37,987,747	50
Total	110,453,947	100	76,281,621	100

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

Our business is becoming increasingly competitive and capital intensive, and competition comes primarily from importers. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger steel companies. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment mainly comes from Qinghuangdao Longteng Precision Strip Co., Limited, or Longteng. However, we understand that Longteng’s production capabilities are for cold-rolled steel with widths of approximately 400 mm, whereas our cold-rolled steel mills have a width of 1000 mm to 1450 mm. Consequently, Longteng’s products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

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

Research and Development

As of June 30, 2010, we had three experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. The amount spent on research and development activities each year is approximately 1% of our revenue for such year. We have budgeted 1% of revenues to be spent for research and development activities for fiscal 2011.

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

Intellectual Property

On December 8, 2004, the State Intellectual Property Office in China granted a ten-year patent right to the “Environment-Conscious Mill Bearing with Inner Circulation Lubricant” to Chengtong and Shanghai Te’an-Yikai Bearing Co., Limited, or Te’an-Yikai. The patented bearing is installed in our existing cold-roll mill and, together with our internal know-how complementary to the patented bearing, we believe we address a number of issues associated with the bearing lubrication in cold-rolling and ensure smooth and effective operation of the cold-roll mill. There is no direct or indirect affiliation between us and Te’an-Yikai. We and Te’an-Yikai jointly developed the environment-conscious mill bearing with inner circular lubrication Te’an-Yikai retains the proprietary right to the technology while we have the exclusive right to the application of the technology.

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

Employees

As of June 30, 2010, we employed a total of 350 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	12
Equipment & Maintenance	42
Production	199
Sales and Marketing	12
Logistics	40
Quality Control	9
Research & Development	2
Human Resource & Administration	28
Accounting	6
Total	350

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

General Regulation of Business

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount in excess of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $74,000.

Labor Laws

The new Labor Contract Law took effect January 1, 2008 and governs standard terms and conditions for employment, including termination and lay-off rights, contract requirements, compensation levels and consultation with labor unions, among other topics. In addition, the law limits non-competition agreements with senior management and other employees with knowledge of trade secrets to two years and imposes restrictions or geographical limits

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC operating subsidiaries and VIEs are subject to an earned income tax of 25.0%. Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Doing Business in China – Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.”

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the PRC Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the EIT Law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates, which was issued on January 29, 2008, and the Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our subsidiaries may be subject to a withholding tax at a rate of 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the EIT Law and are not subject to withholding tax.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

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

The following table reflects the aging of our accounts receivable as of June 30, 2010 and 2009, after taking into consideration credit periods offered to our customers. As of June 30, 2010, apart from one major customer who accounted for 64% of accounts receivable which were past due over 180 days, the remaining 36% of our accounts receivable over 180 days is spread among approximately 10 different customers.

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

June 30, 2009

	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	Over 1 year
TOTAL	$25,970,961	$14,497,258	$405,769	$1,639,027	$7,061,774	$2,168,481	$198,652
%	100	56	2	6	27	8	1

As of June 30, 2010, all our customers confirmed that they were committed to fulfilling their obligations to the Company and we were aware of no basis for reclassifying any such accounts as uncollectable. As a result, we determined that an allowance for doubtful accounts of $1,013,744 as of June 30, 2010, was appropriate, as compared to $830,127 at June 30, 2009. To date, we have collected approximately $0.4 million, or 36% of our accounts that were over 180 days old at June 30, 2010. We believe there was no material deterioration of the accounts receivable at June 30, 2010.

We have seen improvements in collection of accounts receivable during the fiscal year ended June 30, 2010. Approximately 3% of our accounts receivable as of June 30, 2010 was over 180 days past due, compared to 9% of our accounts receivable being over 180 days past due as of June 30, 2009. The Chinese government has been implementing measures and macro-economic policies aimed to stimulate the Chinese economy since the start of 2009 after the global crisis, and both the Company and our customers have been seeing increased orders and collection as the stimulus package is implemented. We note the continuation or intensification of the recent worldwide economic crisis may have negative consequences on the business operations of our customers despite the efforts of the Chinese government and may adversely impact their ability to meet these financial obligations to us, resulting in unrecoverable losses on such accounts receivable. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and 100% provision for all accounts receivable over 1 year past due for the year ended June 30, 2010. The Company had $1,013,744 and $830,127 of allowances for doubtful accounts, respectively; and provision for bad debts of $218,235 and $3,831,478, respectively, for the year ended June 30, 2010 and 2009.

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

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. For example, we do not generally provide allowances against advances paid to state owned companies as we believe that there is minimal risk of default. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At June 30, 2010 and 2009, the Company had allowances of advances to suppliers of $$1,643,419 and $1,631,557, respectively. Approximately 41.8% of our advance to suppliers was greater than 180 days as of June 30, 2010, the majority, or 75% of which, is attributable to our advances to a single long term supplier of the Company. We believe that these advances are ultimately collectible and do not provide allowances against such advances.

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

Based on our understanding, China’s total production capacity of precision cold-rolled steel coils was over two million tons as of June 30, 2010. However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

Although a substantial portion of our raw material requirements is met by Dachang Huizu Baosheng Steel Products Co., Ltd. for the year ended June 30, 2010, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including Dachang Huizu Baosheng Steel Products Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2010, our total bank debt outstanding was $44,041,335, all of which was interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans, and SIBOR and LIBOR for USD loans. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to its lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2011, will be approximately $2.4 million. The impact of a 1% increase in interest rates will increase interest expense by approximately $441,000. As our short-term loans mature in 2011, we will be required to either repay or refinance these loans. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available.

At June 30, 2010, we do not have any other financial instruments other than the loans discussed above.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairman, Mr. Wo Hing Li, our Chief Executive Officer, Mr. Hai Sheng Chen, our Chief Operating Officer, Mr. Zu De Jiang and our Chief Financial Officer, Ms. Leada Tak Tai Li. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

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

We currently supply high precision steel products to five major customers in the Chinese domestic market. For the years ended June 30, 2010 and 2009, sales revenues generated from the top five major customers amounted to 55% and 50% of total sales revenues, respectively; sales to the largest single customer for the same years amounted to 20% and 19% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

Many cities and provinces in China have suffered serious power shortages since 2004. Many of the regional grids do not have sufficient power generating capacity to fully satisfy the increased demand for electricity driven by continual economic growth and persistent hot weather. Local governments have occasionally required local factories to temporarily shut down their operations or reduce their daily operational hours in order to reduce local power consumption levels. To date, our operations have not been affected by those administrative measures. However, there is a risk that our operations may be affected by those administrative measures in the future, thereby causing material production disruption and delay in delivery schedule. In such event, our business, results of operation and financial conditions could be materially adversely affected. We do not have any back-up power generation system. Although we have not experienced any power outages in the past, we may be adversely affected by power outages in the future.

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

All of our products are currently manufactured at our existing facilities located in the Jiading District in Shanghai, China. Fire fighting and disaster relief or assistance in China may not be as developed as in Western countries. While we maintain property damage insurance aggregating approximately $83.7 million covering our inventories, equipment, plant and buildings and another $35.1 million insurance against equipment damage, we do not maintain business interruption insurance. Material damage to, or the loss of, our production facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on our financial condition, results of operations, business and prospects.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

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

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our revenues will be settled in RMB and U.S. dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our revenues may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

You may have difficulty enforcing judgments against us.

We are a Nevada holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on NonResident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO THE MARKET FOR OUR STOCK

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

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. For example, in July 2008, the securities markets in the United States, China and other jurisdictions experienced the largest decline in share prices since September 2001. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock quoted on the Nasdaq Stock Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is listed on The NASDAQ Capital Market under the symbol “CPSL.” The trading volume of our common stock has been comparatively low to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

One stockholder, who is our Chairman, exercises significant control over matters requiring shareholder approval.

Mr. Wo Hing Li, our Chairman, had voting power as of June 30, 2010 equal to approximately 33% of our voting securities. As a result, Mr. Li, through such stock ownership, exercises significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership in Mr. Li may also have the effect of delaying or preventing a change in control or other transactions that may otherwise be viewed as beneficial by stockholders other than Mr. Li.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has been trading on the NASDAQ Capital Market under the symbol “CPSL” since December 29, 2006 and was previously trading on that market under the symbol “OLAB.”  The CUSIP number for our common stock is 16941J106.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2010
1st Quarter	$3.24	$2.31
2nd Quarter	2.87	2.05
3rd Quarter	2.61	1.81
4th Quarter	2.25	1.39

Year Ended June 30, 2009
1st Quarter	$5.49	$0.86
2nd Quarter	3.14	0.95
3rd Quarter	1.80	0.86
4th Quarter	3.24	1.20

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 20, 2010, there were approximately 857 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2010 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2010. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2010. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

Fiscal 2010 Financial Performance Highlights

During the year ended June 30, 2010, we saw robust growth in demand for our cold rolled steel products as market sentiment continued to improve. We have seen gradually increasing demand and orders from both our long term and new customers, especially in the low-carbon cold-rolled steel segment and the high-carbon cold-rolled steel segment, due to favorable policies and PRC government subsidies for the home appliance industry and the auto industry, where our products in these two segments are used in the manufacturing of certain components. However, despite the positive growth we have seen during the current year, general industry problems such as excess capacity, low industrial concentration and a lack of access to natural resources that have long plagued China’s steel sector still remain. Starting January 1, 2010, we have commenced production from our 3rd cold rolling mill and we are operating a total of three cold rolling mills at our facilities now, at a combined utilization rate of approximately 75% as of June 30, 2010.

During the year ended June 30, 2010, we sold a total of 133,946 tons of products, an increase of 49,945 tons from 84,001 tons a year ago, due to an increase in demand in a gradually improving market as well as the addition of our 3rd mill which will increase our total annual production capacity ultimately to 260,000 tons when it reaches its full design capacity in the next three to four years. We believe that such increase was mainly caused by increases in demand from the auto and home appliance products due to PRC government subsidies to encourage consumer spending in these segments during the year ended June 30, 2010. Increased volume and sales have led to a gross profit of $10,307,023 and a net income of $5,593,537 for the year ended June 30, 2010. Total company backlog as of June 30, 2010 was $15,900,570.

We continue to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts in countries or with customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable in the existing business environment with the goal to maintain overall healthy sales volume, margins and cash positions. We believe that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and in steel prices which could have adverse impacts on our gross margins in the foreseeable future, the medium to long term prospects of our niche remain highly optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out research and development (“R&D”) and expand to new segments, customers and markets.

The following are some financial highlights for the year:

●	Revenues: Our revenues were approximately $110.5 million for the year, an increase of 44.8% from last year.

●	Gross Margin: Gross margin was 9.3% for the year, compared to 10.1% last year.

●
Income/(loss) from operations before tax: Income from operations before tax was approximately $6.1 million for the year, as compared to loss from operations before tax of less than $0.1 million last year.

●	Net Income/(loss): Net income was approximately $5.6 million for the year, as compared to a net loss of approximately $0.4 million last year.

●	Fully diluted Income/(loss) per share: Fully diluted income per share was $0.12 for the year compared to a fully diluted loss per share of $0.01 last year.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2010 and 2009 and as a percentage of revenues.
(All amounts in U.S. dollars)

	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	110,453,947	100.0	76,281,621	100.0
Cost of sales (including depreciation and amortization)	$100,146,924	90.7	68,549,426	89.9
Gross profit	10,307,023	9.3	7,732,195	10.1
Selling and marketing	400,808	0.4	1,679,283	2.2
Administrative expenses	2,708,564	2.5	2,238,088	2.9
Allowance for bad and doubtful debts	218,235	0.2	3,831,478	5.0
Depreciation and amortization	169,081	0.2	196,793	0.3
Income/(loss) from operations	6,810,335	6.2	(213,447)	(0.3)
Other income	195,795	0.2	1,397,258	1.8
Interest and finance costs	(920,617)	(0.8)	(1,228,665)	(1.6)
Income/(loss) from operations before income tax	6,085,513	5.5	(44,854)	(0.1)
Income tax expense	491,976	0.4	363,484	0.5
Net income/(loss)	5,593,537	5.1	(408,338)	(0.5)
Basic earnings/(loss) per share	$0.12		(0.01)
Diluted earnings/(loss) per share	$0.12		(0.01)

Sales Revenues

Sales volume increased by 49,945 tons, or 59.5%, year-on-year, to 133,946 tons for the year ended June 30, 2010 from 84,001 tons for the year ended June 30, 2009 and as a result, sales revenues increased by $34,172,326, or 44.8%, year-on-year, to $110,453,947 for the year ended June 30, 2010 from $76,281,621 for the year ended June 30, 2009. The increase in sales revenues year-on-year is mainly attributable to an increase in demand for high-carbon cold-rolled products used in automobile components production as well as increase in demand for low-carbon cold-rolled products used in home appliances production both due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2010 and 2009 is as follows:

	2010			2009			Year-on-Year
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Qty. Variance
Low carbon hard rolled	18,964	14,065,345	13	21,009	21,051,186	28	(2,045)
Low carbon cold-rolled	69,630	50,579,501	46	38,526	29,774,589	39	31,104
High-carbon hot-rolled	7,481	6,663,049	6	5,499	5,487,958	7	1,982
High-carbon cold-rolled	24,701	29,096,886	26	7,755	11,305,674	15	16,946
Subcontracting income	13,170	8,821,151	8	11,212	6,392,815	8	1,958
Sales of scrap metal	-	1,228,015	1	-	2,269,399	3	-
Total	133,946	110,453,947	100	84,001	76,281,621	100	49,945

There were different trends of demand across various product categories during the year ended June 30, 2010. High-carbon cold-rolled steel products accounted for 26% of the current sales mix at an average selling price of $1,178 per ton for the year ended June 30, 2010, compared to 15% of the sales mix at an average selling price per ton of $1,458 for the year ended June 30, 2009. The products in this category are mainly used in the automobile industry and the increase in sales volume year-on-year was a result of the Chinese government’s automobile stimulus policies, which increased demand. Low-carbon cold-rolled steel products accounted for 46% of the current sales mix at an average selling price of $726 per ton for the year ended June 30, 2010, compared to 39% of the sales mix at an average selling price per ton of $773 for the year ended June 30, 2009. The increase in demand in this category during the year was a result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 13% of the current sales mix at an average selling price of $742 per ton for the year ended June 30, 2010, compared to 28% of the sales mix at an average selling price per ton of $1,002 for the year ended June 30, 2009, due to a decrease in demand and volatilities in pricing in the international market year-on-year and stronger demand from the customers within China, and therefore a higher percentage of products sold domestically during the current year.  Subcontracting income revenues accounted for $8,821,151, or 8% of the sales mix for the year ended June 30, 2010, as compared to $6,392,815, or 8%, of the sales mix for the year ended June 30, 2009.

	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	742	1,002	(260)	(26)
Low-carbon cold-rolled	726	773	(47)	(6)
High-carbon hot-rolled	891	998	(107)	(11)
High-carbon cold-rolled	1,178	1,458	(280)	(19)
Subcontracting income	670	570	100	18

The average selling price per ton decreased to $825 for the year ended June 30, 2010, compared to the $908 in 2009, representing a decrease of $83, or 9.2%, year-on-year. This decrease was mainly due to decreases in general steel prices and therefore our selling prices due to volatilities in the industry during the year. There were decreases in average selling prices across all product categories except subcontracting work during the year.

Sales Breakdown by Major Customer

	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Steel Co., Ltd.	22,508,805	21	10,999,692	14
Shanghai Shengdejia Metal Co., Ltd	18,019,397	16	4,827,675	6
Hangzhou Cogeneration Co., Ltd.	10,099,005	9	*	*
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	4,946,838	5	4,413,512	6
Unimax and Far Corporation	4,629,266	4	3,777,196	5
Salzgitter Mannesmann International GMBH	*	*	14,275,799	19
	60,203,311	55	38,293,874	50
Others	50,250,636	45	37,987,747	50
Total	110,453,947	100	76,281,621	100

* Not major customers for the relevant years

Sales revenues generated from our top five major customers as a percentage of total sales increased to 55% for the year ended June 30, 2010, compared to 50% for the year ended June 30, 2009. Sales to Hangzhou Cogeneration Co., Ltd., a new major customer for the current year, accounted for 9% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold

Cost of sales increased by $31,597,498, or 46.1%, year-on-year, to $100,146,924 for the year ended June 30, 2010, from $68,549,426 for the year ended June 30, 2009. Cost of sales represented 90.7% of sales revenues for the year ended June 30, 2010, compared to 89.9% for the year ended June 30, 2009. Average cost per unit sold decreased to $748 for the year ended June 30, 2010, compared to $816 for the year ended June 30, 2009, representing a decrease of $68 per ton , or 8.3%, year-on-year.

	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	89,907,501	57,401,094	32,506,407	57
- Direct labor	650,302	1,205,070	(554,768)	(46)
- Manufacturing overhead	9,589,121	9,943,262	(354,141)	(4)
	100,146,924	68,549,426	31,597,498	46

Cost per unit sold
Total units sold (tons)	133,946	84,001	49,945	59
Average cost per unit sold ($/ton)	748	816	(68)	(8)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in cost of raw materials per unit sold of $12, or 1.8%, from $683 for the year ended June 30, 2009, compared to $671 for the year ended June 30, 2010;

●	a decrease in direct labor per unit sold of $9, or 64.3%, from $14 for the year ended June 30, 2009 compared to $5 for the year ended June 30, 2010;

●	a decrease in factory overhead per unit sold of $46, or 39.0%, from $118 for the year ended June 30, 2009 compared to $72 for the year ended June 30, 2010.

The cost of raw materials consumed increased by $32,506,407, or 56.6%, year-on-year, to $89,907,501 for the year ended June 30, 2010 from $57,401,094 for the year ended June 30, 2009. This increase was mainly due to increase in total units sold offset by decrease in average raw material cost per unit sold.

Direct labor costs decreased by $554,768 or 46.0%, year-on-year, to $650,302 for the year ended June 30, 2010, from $1,205,070 for the year ended June 30, 2009. Manufacturing overhead costs decreased by $354,141, or 3.6%, year-on-year, to $9,589,121 for the year ended June 30, 2010, from $9,943,262 for the year ended June 30, 2009. The decrease was mainly attributable to the combined effect of a decrease in low consumables of $862,254, or 30.6%, year-on-year, to $1,954,182 for the year ended June 30, 2010, from $2,816,436 for the year ended June 30, 2009 and a decrease in utilities of $182,310, or 6.1%, year-on-year, to $2,823,056 for the year ended June 30, 2010, from $3,005,366 for the year ended June 30, 2009 offset by an increase in depreciation charged to manufacturing overhead of $747,345, or 21.1%, year-on-year, to $4,294,798 for the year ended June 30, 2010, from $3,547,453 for the year ended June 30, 2009. The substantially increased units manufactured and sold, year-on-year, have led to a decrease in average direct labor and manufacturing overhead cost per unit sold of 64.3% and 39.0%, respectively, due to economies of scale, as well as decreases in total direct labor and manufacturing overhead costs as a result of the substantially lower average costs.

Gross Profit

Gross profit in absolute terms increased by $2,574,828, or 33.3%, year-on-year, to $10,307,023 for the year ended June 30, 2010, from $7,732,195 for the year ended June 30, 2009, while gross profit margin slightly decreased to 9.3% for the year ended June 30, 2010, from 10.1% for the year ended June 30, 2009. The decrease in gross profit margin is mainly attributable to a 9.2% year-on-year decrease in average selling prices offset by a decrease in average cost per unit sold of 8.3% year-on-year.

Selling Expenses

Selling expenses decreased by $1,278,475, or 76.1%, year-on-year, to $400,808 for the year ended June 30, 2010 from $1,679,283 in 2009. The decrease was mainly attributable to less selling commission costs associated with largely reduced export sales year-on-year.

Administrative Expenses

Administrative expenses increased by $470,476, or 21.0%, year-on-year, to $2,708,564 for the year ended June 30, 2010, compared to $2,238,088 for the year ended June 30, 2009. This was chiefly due to an increase in salaries and wages in the amount of $112,685, or 20.8%, year-on-year, due to the increased average number of staff at our operating subsidiaries due to expanded production and increased wages following lifting of the minimum monthly wage in Shanghai during the year, as well as increases in travelling expenses in the amount of $54,272, or 37.7%, year-on-year, and insurance expenses in the amount of $93,856, or 42.9% due to the coverage of additional property, plant and equipment, year-on-year, during the year ended June 30, 2010.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased substantially by $3,613,243, or 94.3%, year-on-year. The prior year charge reflects a provision for uncollectible accounts receivable amounting to $3,831,478 due to a dispute regarding a special stainless steel product as disclosed in our Form 10-K filed for the financial year ended June 30, 2009. Allowance recognized for the current year in the amount of $218,235 was in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income from Operations

Income from operations increased by $7,023,782, or 3,290.6%, year-on-year, to $6,810,335 for the year ended June 30, 2010 from a loss of $213,447 for the year ended June 30, 2009, as a result of all the factors discussed above.

Other Income

Our other income decreased $1,201,463, or 86.0%, to $195,795 for the year ended June 31, 2010 from $1,397,258 for the year ended June 30, 2009.  As a percentage of revenues, other income decreased to 0.2% for the year ended June 30, 2010 from 1.8% for the year ended June 30, 2009. Such percentage decrease in other income was primarily due to a reversal of provision for bad and doubtful debts and advances to suppliers in accordance with our accounting policies in the amount of $1,105,866 for the year ended June 30, 2009 as well as lower interest rates year-on-year.

Interest Expense

Total interest expense decreased $308,048, or 25.1%, to $920,617 for the year ended June 30, 2010, from $1,228,665 for the year ended June 30, 2009 due to an increase in capitalized interest of $497,821 offset by an increase in loan balances year-on-year.

Income Tax

For the year ended June 30, 2010, we recognized an income tax expense of $491,976, compared to $363,484 for the year ended June 30, 2009. The income tax expense in the amount of $491,976 is taxes on profits for the current year after considering tax losses carried forward. The increase of $128,492, or 35.4%, year-on-year, was a result of the increased income and increased enterprise income tax rate for Shanghai Blessford starting January 1, 2010 offset by carried forward tax losses deduction.

Net Income

Net income increased by $6,001,875, or 1,469.8%, year-on-year, to net income of $5,593,537 for the year ended June 30, 2010 compared to net loss of $408,338 for the year ended June 30, 2009. The increase in net income is attributable to a combination of factors discussed above, including increase in tons sold due to strengthening demand and decrease in the average cost per unit sold.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2010, we had cash and cash equivalents of approximately $29.0 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Year Ended June 30,
	2010	2009
Net cash (used in)/provided by operating activities	$(2,460,998)	$15,105,012
Net cash used in investing activities	(3,682,070)	(25,330,600)
Net cash provided by financing activities	21,388,810	5,232,873
Net cash flow	15,387,119	(4,919,255)

Operating Activities

Net cash flows used in operating activities for the year ended June 30, 2010 was $2,460,998 as compared with $15,105,012 provided by operating activities for the year ended June 30, 2009, for a net decrease of $17,566,010. This decrease was mainly due to increase in cash outflow for inventories of $13,773,211, increase in cash outflow for other taxes payable of $3,985,339 resulting from the payment of VAT, and decrease in cash inflow from accounts receivable of $16,576,160 offset by decrease in cash outflow for advances to suppliers of $4,085,531 and increase in cash inflow from advances from customers of $6,788,991 during the year ended June 30, 2010. The cash outflow for inventories was in line with our additional production line, substantially strengthened demand and revenue growth during the year ended June 30, 2010.

For the year ended June 30, 2010, sales revenues generated from the top five major customers as a percentage of total sales increased to 55% as compared to 50% for the year ended June 30, 2009. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the year ended June30, 2010 were for the purchase of property, plant and equipment related to the addition of a new cold rolling mill and annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line, improve product qualities and create synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the year ended June 30, 2010 was $3,682,070 as compared with $25,330,600 for the year ended June 30, 2009. Cash flows used in investing activities decreased as we completed the construction of our new 1450mm cold rolling mill as of December 31, 2009 and there was no additional material construction project during the year.

As of June 30, 2010, the Company had $4,556,039 in commitments for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford. Management believes that we currently have sufficient capital resources to meet these contractual commitments. We also forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and all the construction costs relating to our third cold rolling mill have been paid for as at June 30, 2010.

Financing Activities

Net cash flows provided by financing activities for the year ended June 30, 2010 was $21,388,810 as compared to $5,232,873 for the year ended June 30, 2009. During the year ended June 30, 2010, the Company received short-term loan proceeds of $3,760,285 and long-term loan proceeds of $18,075,914, which were partially offset by a repayment of short-term loans in the amount of $447,389.

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

Current Assets

Current assets increased by $33,750,121, or 40.2%, year-on-year, to $117,781,872 as of June30, 2010, from $84,031,751 as of June 30, 2009, principally as a result of an increase in inventories of $12,247,128, or 75.3%, and accounts receivable of $14,458,011, or 57.5%, year-on-year, offset by a decrease in bills receivable of $1,370,327, or 22.4%, year-on-year, and advances to suppliers of $7,918,841, or 36.2%, year-on-year.

Accounts receivable, representing 33.6% of total current assets as of June 30, 2010, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of June 30, 2010 and 2009:

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

June 30, 2009

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	25,970,961	14,497,258	405,769	1,639,027	7,061,774	2,168,481	198,652
%	100	56	2	6	27	8	1

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, we have halted since the year ended June 30, 2009 all our sales transactions directly with customers in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

Current Liabilities

Current liabilities increased by $5,639,475, or 13.2%, year-on-year, to $48,445,127 as of June 30, 2010, from $42,805,652 as of June 30, 2009. The increase was mainly attributable to an increase in short-term loans of $3,476,390, or 15.5%, year-on-year, as well as an increase in accounts payable and accrued liabilities of $2,807,867, or 39.3%, year-on-year, offset by a decrease in other taxes payable of $2,782,448, or 41.8%, year-on-year.

As of June 30, 2010, we had $25,965,421 in short-term loans. These short-term loans have been renewed in July 2010 for one year and will be due on July 31, 2011. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the year ended June 30, 2010, we invested $3,684,282 in purchases of property, plant and equipment, and construction projects in relation to the new cold-rolling mill and annealing furnaces.

Loan Facilities.  The following table illustrates our credit facilities as of June 30, 2010, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars
Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	July 23, 2009	July 31, 2010	1 year	USD: SIBOR + 3%; RMB: 1.15 times of the PBOC rate	$ $ RMB	5,300,000; 2,527,573 (17,000,000)
Raiffeisen Zentralbank Österreich AG	July 20, 2009	July 31, 2010	1 year	1.15 times of the PBOC rate	$ RMB	18,137,848 (123,000,000)
DEG – Deutsche Investitions – und Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%		$18,075,914
Total						$44,041,335

As of June 30, 2010, we had $25,965,421 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, and $18,075,914 in long-term loans secured by plant and machinery, as illustrated in the above table.

The short-term loans have been renewed for one year and will be due and renewable on July 31, 2011. We are not aware of any existing issues that may lead to a withdrawal of such loan at its maturity. Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of June 30, 2010, the Company also had $4,556,039 in contractual commitments for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2010, debt obligations include principal repayments and interest payments:
	Payments Due By Year
	Total	Fiscal Year 2011	Fiscal Year 2012-2013	Fiscal Year 2014-2015	Fiscal Years 2016 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$28,865,975	$1,450,277	$27,415,698	$—	$—
Long-Term Debt Obligations	$21,641,579	$954,712	$8,844,409	$8,084,059	$3,757,599
Share Capital Injection Commitments	$2,151,050	2,151,050	—	—	—
	$52,658,604	$4,556,039	$36,260,107	$8,084,859	$3,757,599

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

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not impact our consolidated financial statements in any material respect.

In April 2008, the FASB issued guidance now codified as ASC 350-30, “Determination of the Useful Life of Intangible Assets” (“ASC 350-30”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”).  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles.  This guidance is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years. The adoption of ASC 350-30 did not impact our consolidated financial statements in any material respect.

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

In December 2008, the FASB issued guidance now codified as ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003), now codified as ASC 715-20-65. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20-65 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This standard is effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not impact our consolidated financial statements in any material respect.

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. We do not expect that the adoption of ASC 810 will have a material impact on our financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, “Revenue Recognition” (“ASU 2009-13”), regarding multiple-deliverable revenue arrangements. This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”).  ASU 2009-15 amends ASC 470, “Debt with Conversion and Other Options” (“ASC 470”), and ASC 260, “Earnings Per Share” (“ASC 260”).  Specifically, ASU 2009-15 requires companies to mark stock loan agreements at fair value and recognize the cost of the agreements by reducing the amount of additional paid-in capital on their financial statements.  The amendments will be effective for fiscal years beginning on or after December 15, 2009. We do not expect that the adoption of ASU 2009-15 will have a material impact on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 details the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  ASU 2009-17 amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial statements.

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At June 30, 2010, approximately 4% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2010 and June 30, 2009, the Company had $1,013,744 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the years ended June 30, 2010 and 2009 were $218,235 and $3,831,478, respectively. The current year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At June 30, 2010 and 2009, the Company had allowances for advances to suppliers of $1,643,419 and $1,631,557, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At June 30, 2010, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of June 30, 2010 and no impairment charges were recognized for the relevant periods. As of June 30, 2010, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. As of June 30, 2010, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

Off-Balance Sheet Arrangements

For the year ended June30, 2010, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on our assessment, Mr. Chen and Ms. Li determined that, as of June 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of June 30, 2010.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Wo Hing Li	64	Director (Chairman)
Hai Sheng Chen	47	Chief Executive Officer and Director
Leada Tak Tai Li	30	Chief Financial Officer
Zu De Jiang	64	Chief Operating Officer
Tung Kuen Tsui	66	Director
David Peter Wong	54	Director
Che Kin Lui	47	Director
Daniel Carlson	43	Non-Executive and Non-Voting Director

Wo Hing Li.  Mr. Wo Hing Li has been the Chairman of our Board of Directors since December 28, 2006, and served as our President and Chief Executive Officer from December 2006 through May 2010. In addition, he has been the Chairman and Executive Director of PSHL since May 2002 and the Executive Director of Chengtong since June 2004. From April 2004 until March 2006, Mr. Li served as a Non-Executive Director of China Petrotech Holdings Limited, an oil software and exploration company listed on the Singapore Stock Exchange. From October 2001 to June 2008, Mr. Li served as a director of Medical China Limited, a company listed on the GEM Board of the Hong Kong Stock Exchange. From 1997 to 2001, Mr. Li served as a director of Teda (HK) Holdings Limited. Mr. Li served in various positions within the Grand Finance Group between 1984 and 1997, serving the last seven years as the General Manager of its subsidiary, Grand International (China) Investment Holding Co., Limited. Mr. Li has a Master’s Degree in Business Administration from the Murdoch University of Australia, and a PhD in Management through a program co-organized by the University of International Business & Economics of China and the European University of Ireland.

Hai Sheng Chen. Mr. Hai Sheng Chen is a co-founder of the Company and has been our Chief Executive Officer since May 1, 2010.  He also served as an Executive Director and General Manager of the Company and its operating subsidiary, Chengtong, since July 2002.  Prior to joining us, Mr. Chen served from July 2001 to July 2002, as the Managing Director of Shanghai Krupp Stainless Steel Co. Limited, a steel processing company, and from August 1999 to May 2001, as the Deputy General Manager of Pudong Steel Co. Limited, a subsidiary of the Baosteel Group, a steel processing company.  Mr. Chen has an Executive MBA Degree from China Europe International Business School and a Bachelors Degree in Metallic Pressure Processing from the Beijing University of Science and Technologies.

Leada Tak Tai Li.  Leada Tak Tai Li has been our Chief Financial Officer since December 28, 2006. From October 2005 until December 28, 2006, Ms. Li was the Chief Financial Officer of PSHL. Ms. Li has been a Non-Executive Director of STAR Pharmaceutical Limited since August 2009, and was an assistant to the Chairman for the same company between June 2004 and October 2005, where she was assisting with group activities and financial reporting. From November 2003 until May 2004, Ms. Li was an accountant with KPMG Hong Kong, a company engaged in audit, assurances and consulting services, conducting commercial due diligence on businesses in China. From January 2002 until September 2002, Ms. Li was an investment advisor conducting research and analysis with the private equity firm Suez Asia Holdings (Hong Kong) Ltd. In 2003, Ms. Li received her Master’s Degree in Accounting and Finance from Napier University in the U.K., and a Bachelors Degree in Commerce from the University of Melbourne in 2001.

Zu De Jiang.   Zu De Jiang has been our Chief Operating Officer since May 1, 2010, and has been with us since our founding in 2002.  He served as our Assistant General Manager from February 2002 to February 2007, and has served as Assistant CEO since March 2007.  Prior to joining us, Mr. Jiang served from September 1996 to June 2001, as the Deputy General Manager of Shanghai Pudong Stainless Steel Thin Plate Co., Ltd.  and from April 1984 to September 1996, as the Deputy Head of Operations of the Cold Rolling Plant at Shanghai Pudong Steel (Group) Co., Ltd.  Prior to that, Mr. Jiang held various positions between September 1967 and April 1984 at Shanghai No. 3 Steel Factory, including Division Chief of the Cold Rolling Division. Mr. Jiang graduated from Shanghai Metallurgical Academy in September 1967 and holds a diploma in Steel Rolling.

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

Daniel Carlson. Mr. Carlson is Chief Financial Officer for Colombia Clean Power & Fuels, Inc. (“CCPF”), an OTCBB publicly traded company focused on developing coal resources in Colombia, using advanced coal processing techniques. Additionally, Dan is CFO of CCPF’s parent company, LIFE Power & Fuels. LIFE, which stands for Low Impact Fossil Energy, is engaged in technologically advanced production of fossil fuels, such as Underground Coal Gasification and Coal to Liquid facilities. Prior to transitioning to his roles with CCPF and LIFE, Dan was a series 7 licensed investment banker with European American Equities, the merchant bank founder of both companies. During his career in finance, he has assisted multiple companies through the reverse merger process and has worked on numerous financings. Mr. Carlson has been involved in the money management industry for over 20 years, having also spent time at Husic Capital, Azure Capital and RCM Capital Management. Mr. Carlson graduated in 1989 from Tufts University with a degree in Economics.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities.  The Company is a NASDAQ listed company that offers products in the steel industry in China.  Therefore, the Board believes that a diversity of professional experiences in the steel industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and  of U.S. accounting and financial reporting standards should be represented on the Board.  Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Director	Titles	Material Qualifications
Wo Hing Li	Director and Chairman	• • • •
Co-founder of the Company
Chief Executive Officer of our oldest subsidiary since its inception
PhD in Management and Masters in Business Administration
Contributes invaluable strategic vision to our long-term growth with in-depth knowledge of operations in China

Hai Sheng Chen	Director and Chief Executive Officer	• • •	Co-founder of the Company and its oldest subsidiary EMBA in Business Administration Expertise in cold rolling and general knowledge of the steel industry with over 20 years of experience
		•	Contributes invaluable long-term knowledge of our business and operations and of the steel industry and the cold rolling niche markets in China

Tung Kuen Tsui	Director	• • •	Masters in Business Administration Served with PricewaterhouseCoopers for 27 years prior to his retirement in 1998 Knowledge of U.S. accounting and financial reporting standards.

David Peter Wong	Director	• •
Chief Financial Officer of a registered California-based investment adviser
U.K. Chartered Accountant with six years of public accounting experience with Ernst & Young in London and PriceWaterhouseCoopers in Hong Kong

		•	Up-to-date knowledge of U.S. accounting and financial reporting standards and knowledge of SEC rules and regulation

Che Kin Lui	Director	• • •	Masters in Business Administration Chief Financial Officer of a company listed on the Singapore Stock Exchange Experience in accounting and corporate governance as CFO of a listed company.

Daniel Carlson	Non-Executive Director	• • •	Bachelor’s Degree in Economics Over 20 years of experience in asset and money management industry Experience in the US finance industry and knowledge of U.S. capital markets

Family Relationships

Mr. Wo Hing Li, our Chairman, is the father of Leada Tak Tai Li, our Chief Financial Officer. There are no other family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Board Composition and Committees

Our board of directors currently consists of six members: Wo Hing Li, Hai Sheng Chen, Tung Kuen Tsui, Che Kin Lui, David Peter Wong and Daniel Carlson. Mr. Carlson serves as a non-executive, non-voting member of the board of directors.  Tung Kuen Tsui, Che Kin Lui, David Peter Wong each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that David Peter Wong possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

Our board of directors has established three committees: an audit committee, a compensation committee, and a corporate governance and nominating committee. Each committee is comprised entirely of independent directors. From time to time, our board of directors may establish other committees. Our board of directors has adopted a written charter for each of the committees, which is available on our website www.chinaprecisionsteelinc.com. Printed copies of these charters may be obtained, without charge, by contacting the Corporate Secretary, China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Audit Committee

Our independent directors, Tung Kuen Tsui, Che Kin Lui and David Peter Wong, serve as members of our audit committee.  Mr. Wong serves as chair of the audit committee.

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

Compensation Committee

Our independent directors, Tung Kuen Tsui, Che Kin Lui and David Peter Wong, serve as members of our compensation committee.  Mr. Che Kin Lui serves as Chair of the compensation committee.

Our compensation committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated.   The compensation committee is responsible for, among other things:

•	approving and overseeing the compensation package for our executive officers;

•	reviewing and making recommendations to the Board with respect to the compensation of our directors;

•
reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

•
reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Corporate Governance and Nominating Committee

Our independent directors, Tung Kuen Tsui, Che Kin Lui and David Peter Wong, serve as members of our corporate governance and nominating committee.  Mr. Tung Kuen Tsui serves as Chair of the corporate governance and nominating committee.

The corporate governance and nominating committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. It is responsible for, among other things:

•	identifying and recommending to the Board nominees for election or re-election to the board, or for appointment to fill any vacancy;

•	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

•	identifying and recommending to the Board the directors to serve as members of the Board’s committees; and

•	monitoring compliance with our code of business conduct and ethics.

In identifying and recommending nominees for election or re-election to the board, or for appointment to fill any vacancy, the corporate governance and nominating committee is also committed to engendering Board strength and effectiveness by seeking candidates with a diverse set of business, academic and life experiences and backgrounds who also possess knowledge and skills in areas of importance to the Company. The Committee does not use quotas but considers diversity when evaluating potential new directors.

The Committee identifies director candidates primarily through recommendations made by the non-employee directors. These recommendations are developed based on the directors’ own knowledge and experience in a variety of fields. Additionally the Committee considers recommendations made by the employee directors, stockholders, and others. All recommendations, regardless of the source, are evaluated on the same basis.

Stockholders may send recommendations for director candidates to the Corporate Secretary, China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.  A submission recommending a candidate should include sufficient biographical information to allow the Committee to evaluate the candidate, information concerning any relationship between the candidate and the stockholder recommending the candidate and material indicating the willingness of the candidate to serve if nominated and elected.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC.  The SEC has designated specific due dates for these reports. In fiscal year 2010, the Form 3 for Daniel Carlson was filed late due to administrative oversight.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  During the fiscal year ended June 30, 2010, there were no waivers of our Code of Business Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended June 30, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hai Sheng Chen, Chief Executive Officer(1)	2010	20,576	-	-	-	20,576
	2009	9,653	-	-	-	9,653
Wo Hing Li, Chairman and Former Chief Executive Officer (1)	2010	140,000	-	-	-	140,000
	2009	140,000	-	-	-	140,000

(1)
On May 1, 2010, Dr. Wo Hing Li resigned from his position as Chief Executive Officer, effective immediately, and our Board of Directors appointed Mr. Hai Sheng Chen, our General Manager, as Chief Executive Officer.  Mr. Li remains in his position as Chairman of our Board of Directors. The compensation reported for Mr. Chen does not reflect the additional compensation that he received as the Chief Executive Officer for the full year as his appointment only took effect on May 1, 2010.

Employment Agreements

We have entered into executive employment agreements with each of Hai Sheng Chen, our Chief Executive Officer, Leada Tak Tai Li, our Chief Financial Officer, Zu De Jiang, our Chief Operating Officer, and Wo Hing Li, our Board Chairman and former Chief Executive Officer.  All executive employment agreements were entered into as of January 1, 2007, except Mr. Jiang’s employment agreement which was entered into on May 1, 2010, and will continue indefinitely until terminated in accordance with the terms of agreement. The base salary shown in the Summary Compensation Table above is described in each of the executive officer’s respective employment agreement, and each of them has the right to participate in our employee benefit plans. The executives are also entitled to reimbursement, to the fullest extent authorized by Delaware law, of all expenses incurred or suffered by them in connection with any claim brought against them because of or in connection with their positions with us or any of our affiliates, except to the extent that, such expenses arise as a result of the bad faith, willful misconduct or gross negligence of the executive, or as a result of his or her conviction for a felony.

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

Each of the executive employment agreements contains customary non-competition, confidentiality, and non-disclosure covenants. Specifically, each executive officer has agreed, both during and after he or she is no longer employed by us, to hold in strict confidence and not to use, except as required in the performance of his duties in connection with the employment, any confidential information, technical data, trade secrets and know-how of our company or the confidential information of any third party, including our affiliated entities and our subsidiaries, received by us. The executive officers have also agreed to disclose in confidence to us all inventions, designs and trade secrets which they conceive, develop or reduce to practice and to assign all right, title and interest in them to us. In addition, each of the executive officers has agreed not to, while employed by us and for a period of 3 years following the termination or expiration of the agreement: approach our clients, customers or contacts or other persons or entities, and not to interfere with the business relationship between us and such persons and/or entities; assume employment with or provide services as a director for any of our competitors, or engage in any business which is in direct or indirect competition with our business; or solicit the services of any of our employees.

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of the named executive officers at year end. No equity awards were made during the year ended June 30, 2010.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the fiscal year ended June 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Che Kin Lui	31,500	-	-	-	-	31,500
David Peter Wong	37,500	-	-	-	-	37,500
Tung Kuen Tsui	31,500	-	-	-	-	31,500
Daniel Carlson	31,500	-	-	-	-	31,500

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 20, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Wo Hing Li	Director (Chairman)	Common Stock, $0.001 par value	15,349,240		33.0%
Hai Sheng Chen	Chief Executive Officer and Director	Common Stock, $0.001 par value	-		*
Leada Tak Tai Li	Chief Financial Officer	Common Stock, $0.001 par value	200,000		*
Zu De Jiang	Chief Operating Officer	Common Stock, $0.001 par value	-		*
Tung Kuen Tsui	Director	Common Stock, $0.001 par value	-		*
David Peter Wong	Director	Common Stock, $0.001 par value	-		*
Che Kin Lui	Director	Common Stock, $0.001 par value	-		*
Daniel Carlson	Non-Executive and Non-Voting Director		10,000		*
All Officers and Directors as a group (8 persons named above)			15,559,240		33.4%
5% Security Holders
Wo Hing Li		Common Stock, $0.001 par value	15,349,240		33.0%
Hudson Bay Overseas Fund, Ltd. 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.001 par value	2,711,110		5.8%
Sander Gerber c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.001 par value	3,851,110	(3)	8.3%
Yoav Roth c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.001 par value	3,851,110	(3)	8.3%
Charles Winkler c/o Hudson Bay Fund, LP 120 Broadway, 40th Floor New York, New York 10271		Common Stock, $0.001 par value	3,851,110	(3)	8.3%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
A total of 46,562,955 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 20, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Includes 2,711,110 shares of our common stock held by Hudson Bay Overseas Fund, Ltd and 1,140,000 shares of our common stock held by the Hudson Bay Fund, LP. Sander Gerber, Yoav Roth and Charles Winkler share voting and investment power over, but disclaim beneficial ownership over, such shares.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2010 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	2,165,220
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,165,220

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

Transactions with Related Persons

None of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates (other than compensation described under Item 11, “Executive Compensation”) since the beginning of our 2009 fiscal year which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Messrs. Tung Kuen Tsui, Che Kin Lui and David Peter Wong each serves on our board of directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Moore Stephens for professional services rendered for the fiscal years ended June 30, 2010 and 2009:

	June 30, 2010	June 30, 2009
Audit Fees	$119,000	$114,000
Audit Related Fees	55,000	55,000
Tax Fees	20,000	-
All Other Fees	-	3,000
TOTAL	194,000	172,000

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by Moore Stephens in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the fees billed for products and services provided by Moore Stephens and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by Moore Stephens in connection with our S-3 registration statements and private and public offerings conducted during such years.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended June 30, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
3.2	Bylaws (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

Exhibit No.	Description
4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.1	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.2	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.3	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.4	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.5	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.6
Senior Loan Agreement, dated January 29, 2010, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2010)

10.7	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.8	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)
10.9
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.10
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.11
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

14*	Code of Business Conduct and Ethics
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 28, 2010
CHINA PRECISION STEEL, INC.

By:	/s/ Hai Sheng Chen
Hai Sheng Chen
Chief Executive Officer

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wo Hing Li	Chairman of the Board of Directors	September 28, 2010
Wo Hing Li

/s/ Hai Sheng Chen	Chief Executive Officer and Director	September 28, 2010
Hai Sheng Chen	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chief Financial Officer	September 28, 2010
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	September 28, 2010
Tung Kuen Tsui

/s/ David Peter Wong	Director	September 28, 2010
David Peter Wong

/s/ Che Kin Lui	Director	September 28, 2010
Che Kin Lui

/s/ Daniel Carlson	Non-Executive and Non-Voting Director	September 28, 2010
Daniel Carlson

CHINA PRECISION STEEL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2010 AND 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2010. We have also audited the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Moore Stephens
Certified Public Accountants
Hong Kong
September 28, 2010

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 30,	June 30,
	Notes	2010	2009

Assets

Current assets
Cash and cash equivalents		$29,036,706	$13,649,587
Accounts receivable
Trade, net of allowances of $1,013,744 and $830,127 at June 30, 2010 and 2009, respectively		39,598,845	25,140,834
Bills receivable		4,760,816	6,131,143
Other		1,369,219	881,153
Inventories	8	28,522,198	16,275,070
Prepaid expenses		534,882	75,917
Advances to suppliers, net of allowance of $1,643,419 and $1,631,557 at June 30, 2010 and 2009, respectively	9	13,959,206	21,878,047

Total current assets		117,781,872	84,031,751

Property, plant and equipment
Property, plant and equipment, net	10	69,907,194	46,812,484
Deposits for building, plant and machinery		-	8,348,496
Construction-in-progress	11	3,983,450	22,245,173

		73,890,644	77,406,153

Intangible assets, net	12	1,844,995	1,871,211

Goodwill		99,999	99,999

Total assets		$193,617,510	$163,409,114

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	13	$25,965,421	$22,489,031
Accounts payable and accrued liabilities		9,952,109	7,144,242
Advances from customers		3,266,377	1,742,944
Other taxes payables		3,868,220	6,650,668
Current income taxes payable		5,393,000	4,778,767

Total current liabilities		48,445,127	42,805,652

Long-term loans	14	18,075,914	-

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2010 and 2009, respectively	15
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding June 30, 2010 and 2009, respectively	15 15	46,563	46,563
Additional paid-in capital		75,642,383	75,642,383
Accumulated other comprehensive income		10,630,975	9,731,505
Retained earnings		40,776,548	35,183,011

Total stockholders' equity		127,096,469	120,603,462

Total liabilities and stockholders' equity		$193,617,510	$163,409,114

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30, 2010 and 2009

	Notes	2010	2009

Sales revenues		$110,453,947	$76,281,621
Cost of goods sold		100,146,924	68,549,426
Gross profit		10,307,023	7,732,195

Operating expenses
Selling expenses		400,808	1,679,283
Administrative expenses		2,708,564	2,238,088
Allowance for bad and doubtful debts		218,235	3,831,478
Depreciation and amortization expense		169,081	196,793
Total operating expenses		3,496,688	7,945,642

Income/(loss) from operations		6,810,335	(213,447)

Other income/(expense)
Other revenues		195,795	1,397,258
Interest and finance costs		(920,617)	(1,228,665)
Total other (expense)/income		(724,822)	168,593

Income/(loss) from operations before income tax		6,085,513	(44,854)

Provision for income tax	17
Current		491,976	363,484
Deferred		-	-
Total income tax expense		491,976	363,484

Net income/(loss)		$5,593,537	$(408,338)

Basic earnings/(loss) per share	18	$0.12	$(0.01)

Basic weighted average shares outstanding		46,562,955	46,561,229

Diluted earnings/(loss) per share	18	$0.12	$(0.01)

Diluted weighted average shares outstanding		46,562,955	46,561,229

Components of comprehensive income/(loss):
Net income/(loss)		$5,593,537	$(408,338)
Foreign currency translation adjustment		899,470	435,847

Comprehensive income		$6,493,007	$27,509

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2010 and 2009

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2008	46,472,953	46,473	75,372,488	9,295,658	35,591,349	120,305,968

Transfer agent adjustment	2	-	-	-	-	-
Exercise of warrants	90,000	90	269,895	-	-	269,985
Foreign currency translation adjustment	-	-	-	435,847	-	435,847
Net loss	-	-	-	-	(408,338)	(408,338)

Balance at June 30, 2009	46,562,955	46,563	75,642,383	9,731,505	35,183,011	120,603,462

Foreign currency translation adjustment	-	-	-	899,470	-	899,470
Net income	-	-	-	-	5,593,537	5,593,537

Balance at June 30, 2010	46,562,955	$46,563	$75,642,383	$10,630,975	$40,776,548	$127,096,469

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2010 and 2009

	2010	2009

Cash flows from operating activities
Net income/(loss)	$5,593,537	$(408,338)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,272,027	3,565,422
Allowance for bad and doubtful debts	218,235	3,831,478
Reversal of provision for doubtful accounts	-	(1,105,866)
Inventory provision	42,816	-
Loss on disposal of property, plant and equipment	2,006	-
Net changes in assets and liabilities:
Accounts receivable, net	(13,559,383)	3,016,777
Inventories	(12,171,915)	1,601,568
Prepaid expenses	(458,887)	(17,861)
Advances to suppliers	8,077,892	12,163,423
Accounts payable and accrued expenses	2,757,067	(4,944,049)
Advances from customers	1,510,763	(5,278,228)
Other taxes payable	(1,324,648)	2,660,691
Current income taxes	579,492	19,995
Net cash (used in)/provided by operating activities	(2,460,998)	15,105,012

Cash flows from investing activities
Deposit for plant and machinery	-	(8,348,496)
Purchase of land use rights	-	(340,066)
Purchase of property, plant and equipment, including construction in progress	(3,684,282)	(16,642,038)
Proceeds from disposal of property, plant and equipment	2,212	-

Net cash (used in) investing activities	(3,682,070)	(25,330,600)

Cash flows from financing activities
Exercise of common stock warrants	-	269,985
Loan proceeds	21,836,199	5,050,727
Repayments of short-term loans	(447,389)	(87,839)

Net cash provided by financing activities	21,388,810	5,232,873
Effect of exchange rate	141,377	73,460
Net increase/(decrease) in cash	15,387,119	(4,919,255)
Cash and cash equivalents, beginning of year	13,649,587	18,568,842
Cash and cash equivalents, end of year	$29,036,706	$13,649,587
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$920,617	$1,228,665
Taxes	$107,080	$343,508

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.
Notes to the Consolidated Financial Statements

1.   Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company”, “CPSL” or “we”), under our former name, OraLabs Holding Corp., issued 25,363,002 shares of common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company pursuant to a Stock Exchange Agreement, dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spinoff of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

These transactions were treated for financial reporting purposes as a recapitalization, with prior OraLabs, Inc. operating activities reflected on the statements of operations as income/(loss) from discontinued operations. The $558,797 estimated tax liability incurred in connection with the spinoff of OraLabs, Inc. was treated as a transaction cost for financial reporting purposes and was treated as a reduction in additional paid in capital to the extent of the additional cash received which was also $558,797.

PSHL, registered on April 30, 2002 in the Territory of the British Virgin Islands, had registered capital of $50,000 as of June 30, 2010 and 2009. It has three wholly-owned subsidiaries, Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Tuorong Precision Strip Company Limited (“Tuorong”), and Blessford International Limited (“Blessford International”).

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

The consolidated balance sheets as of June 30, 2010 and 2009 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong, collectively referred to as “the Group”. The consolidated statements of operations for the year ended June 30, 2010 and 2009 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong. Intercompany items have been eliminated.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Accounting Standards Codifications - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in our year ended June 30, 2010. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.  Accounts receivable are recorded at the time revenue is recognized and are stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At June 30, 2010 and 2009, the Company had $1,013,744 and $830,127 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the years ended June 30, 2010 and 2009 were $218,235 and $3,831,478, respectively. The current year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2010 and 2009, the Company had allowances of advances to suppliers of $1,643,419 and $1,631,557, respectively.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2010 and 2009, the Company capitalized $530,788 and $32,967, respectively, of interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2010 and 2009.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As an Old FIE, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates expired on December 31, 2008 and it is currently subject to the 25% statutory rates since January 1, 2009; Shanghai Blessford’s full tax exemption from the enterprise income tax expired on December 31, 2009, and it is subject to a 50% reduction for the three subsequent years expiring on December 31, 2012. Subsequent to the expiry of their tax holidays, Chengtong and Shanghai Blessford will be subject to enterprise income taxes at 25% or the prevailing statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs - According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 23.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 2% to 8%, while Chengtong and Shanghai Blessford contribute the balance contribution of 15.5% to 21.5%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the years ended June 30, 2010 and 2009, the Company’s pension cost charged to the statements of operations under the plan amounted to $214,949 and $263,931, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2010 and 2009 because of the relatively short-term maturity of these instruments.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during years ended June 30, 2010 and 2009 is as follows:

a. Customers	2010	% to sales	2009	% to sales
Shanghai Changshuo Steel Company, Ltd	22,508,805	21	10,999,692	14
Shanghai Shengdejia Metal Co. Ltd	18,019,397	16	-*	-*
Salzgitter Mannesmann International GMBH	-*	-*	14,275,799	19
Shanghai Bayou Industrial Co. Ltd	-*	-*	-*	-*

* Not 10% customers for the relevant years

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the years ended June 30, 2010 and 2009 is as follows:

b. Suppliers	2010	% to consumption	2009	% to consumption
Dachang Huizu Baosheng Steel Products Co., Ltd.	23,880,395	33	-*	-*
Guangzhou Zhujiang Steel Co., Ltd.	14,740,899	20	-*	-*
Wuxi Hangda Trading Co., Ltd.	17,957,973	24	-*	-*
Jiangsu Sumeida International Technology Trading Co., Ltd.	7,332,111	10	-*	-*
BaoSteel Steel Products Trading Co. Ltd	-*	-*	15,805,702	21
Shanghai Pinyun Steel Co., Limited	-*	-*	9,349,480	18
Hangzhou Relian Company Limited	-*	-*	-*	-*

* Not 10% suppliers for the relevant years

Our management continues to take appropriate actions to perform ongoing business and credit reviews of our customers to reduce our exposure to new and recurring customers who have been deemed to pose a high credit risk to our business based on their commercial credit reports, our collection history, and our perception of the risk posed by their geographic location. We have halted all our direct sales to customers located in the Philippines since the year ended June 30, 2009 as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve.

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $39,598,845 and $25,140,834 as of June 30, 2010 and 2009, respectively.

From time to time, accounts receivable are reviewed for changes from the historic collection experience to ensure the appropriateness of the allowances. These estimates have been relatively accurate in the past and currently there is no need to revise such estimates. However, we will review such estimates more frequently when needed, and make revisions if necessary. The continuation or intensification of the current global economic crisis and turmoil in the global financial markets may have negative consequences for the business operations of our customers and adversely impact their ability to meet their obligations to us. A significant change in our collection experience, deterioration in the aging of receivables and collection difficulties could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results.

6.  Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions/ Write-offs Charged to Allowance	Exchange Difference	Balance at End of Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2009	1,033,479	3,831,478	(4,041,850)	7,020	830,127
Year ended June 30, 2010	830,127	218,235	(41,852)	7,234	1,013,744

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2009	2,522,837	—	(899,140)	7,860	1,631,557
Year ended June 30, 2010	1,631,557	—	—	11,862	1,643,419

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2009	2,048,834	1,623,373	—	2,201	3,674,408
Year ended June 30, 2010	3,674,408	169,868	—	987	3,845,263

 7.  Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in the PRC are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years. In accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements as of and for the two years ended June 30, 2010 and 2009.

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2010 AND 2009

	2010	2009

Cash and cash equivalents	$1,646,686	$3,154,569
Prepayments	367,568	65,165
Total current assets	2,014,254	3,219,734

Property, plant and equipment	1,402	1,838
Investment in subsidiary, reported on equity method	61,324,389	53,905,117
Advances to subsidiaries	63,633,339	63,633,339

Total assets	$126,973,384	$120,760,028

Current liabilities:
Accounts payable	$130,000	$152,000
Accrued expenses	4,566	4,566

Total current liabilities	134,566	156,566

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized; 46,562,955 and 46,472,955 shares issued and outstanding at June 30, 2010 and 2009, respectively	46,563	46,563
Additional paid-in capital	75,642,383	75,642,383
Other comprehensive income	10,629,236	9,731,505
Retained earnings	40,520,636	35,183,011

Total stockholders' equity	126,838,818	120,603,462

Total liabilities and stockholders' equity	$126,973,384	$120,760,028

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

SALES	$-	$-

OPERATING AND ADMINISTRATIVE
EXPENSES:
General and administrative expenses	1,196,635	1,228,537

Loss from operations	(1,196,635)	(1,228,537)

OTHER INCOME:
Interest income	12,719	40,113
Equity in earnings of unconsolidated subsidiary	6,521,541	780,086

INCOME/(LOSS) BEFORE INCOME TAXES	5,337,625	(408,338)

PROVISION FOR INCOME TAXES	-	-

NET INCOME/(LOSS)	$5,337,625	$(408,338)

The components of comprehensive income/(loss):
Net income/(loss)	$5,337,625	$(408,338)
Foreign currency translation adjustment	897,731	435,847

COMPREHENSIVE INCOME	$6,235,356	$27,509

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$5,337,625	$(408,338)
Adjustments to reconcile net income to operating activities -
Less: Depreciation	436	340
Less: Equity in earnings of unconsolidated subsidiary	(6,521,541)	(780,086)
Net changes in assets and liabilities
Prepayments	(302,403)	7,298
Accounts Payable	(22,000)	(222,918)

Net cash (used in) operating activities	(1,507,883)	(1,403,704)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	-	(719)
Advances to subsidiaries	-	(44,904)

Net cash (used in) investing activities	-	(45,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash from exercise of warrants	-	269,985
Net cash provided by financing activities	-	269,985

Effect of exchange rate change on cash and cash equivalents	-	-

NET (DECREASE) IN CASH AND EQUIVALENTS	(1,507,883)	(1,179,342)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,154,569	4,333,911

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,646,686	$3,154,569

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$-	$-
Income taxes paid	$-	$-

8.    Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amount of $42,816 for the year ended June 30, 2010.

As of June 30, 2010 and 2009, inventories consisted of the following:

At cost:	June 30, 2010	June 30, 2009
Raw materials	$5,551,003	$8,846,663
Work in progress	15,443,410	2,818,832
Finished goods	4,291,384	2,191,341
Consumable items	3,279,217	2,418,234
	28,565,014	16,275,070
Less: provision	(42,816)	-
	$28,522,198	$16,275,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,588,535 (June 30, 2009: $4,841,235) were pledged for short-term loans totaling $18,137,848 (June 30, 2009: $14,273,793) at June 30, 2010.

9.  Advances to Suppliers

Cash advances are shown net of allowances of $1,643,419 and $1,631,557 at June 30, 2010 and 2009, respectively.

The majority of our advances to suppliers greater than 180 days as of June 30, 2010 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

10.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2010	June 30, 2009
Plant and machinery	$62,486,750	$33,331,681
Buildings	21,964,748	21,806,219
Motor vehicles	554,368	534,652
Office equipment	472,537	404,695
	85,478,403	56,077,247
Less: Accumulated depreciation	(15,571,209)	(9,264,763)
	$69,907,194	$46,812,484

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2010 and 2009, depreciation totaling $4,294,798 and $3,547,453, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $40,543,231 (June 30, 2009: $55,137,900) and $23,161,753 (June 30, 2009: nil) were pledged for short-term loans totaling $25,965,421 and long-term loans totaling $18,075,914, respectively.

11.  Construction-In-Progress

As of June 30, 2010 and 2009, construction-in-progress consisted of the following:

	June 30, 2010	June 30, 2009
Construction costs	$3,983,450	$22,245,173

Construction-in-progress represents construction and installations of annealing furnaces.

12.  Intangible Assets

Land use rights amounting to $1,837,140 (June 30, 2009: $1,861,093) were pledged for short-term loans totaling $25,965,421 (June 30, 2009: $22,489,031).

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056 respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $37,000 is to be recorded each year starting from the financial year ended June 30, 2009 for the remaining lease period.

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

13.  Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2010	June 30, 2009
Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate of the Singapore Interbank Offered Rate (“SIBOR”) plus 3% (3.54% at June 30, 2010) (Notes 10 and 12)	5,300,000	5,300,000

Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at June 30, 2010) (Notes 10 and 12)	2,527,573	2,915,238

Bank loan dated July 20, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at June 30, 2010) (Notes 8, 10 and 12)	18,137,848	14,273,793

	$25,965,421	$22,489,031

The above bank loans outstanding as at June 30, 2010 carry an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans and at SIBOR plus 3% for USD loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at June 30, 2010 and 2009 was 5.59% and 5.52%, respectively.

14.  Long-Term Loan

	June 30, 2010	June 30, 2009
Bank loan dated June 23, 2010, due June 22, 2017 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.2525% at June 30, 2010) (Note 10)	18,075,914	$—

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities.

Maturities of long-term loan for the years ending June 30:

2011	$-
2012	$3,615,183
2013	$3,615,183
2014	$3,615,183
2015	$3,615,183
2016	$3,615,182
Total	$18,075,914

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

16.  Stock Warrants

In connection with a Stock Purchase Agreement dated February 16, 2007 for the Company’s private placement offerings (the “Private Placement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement valued at $2,770,349. The value of the warrants was considered syndication fees and was recorded to additional paid-in capital. 851,667 of these warrants were exercised during the year ended June 30, 2008.

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2009	Granted	Expired or Exercised	Outstanding June 30, 2010	Expiration Date
$7.38	225,600	-0-	-0-	225,600	November 5, 2010
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

17.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:
	Years ended June 30,
	2010	2009
Tax savings	$1,064,505	$661,293

Benefit per share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2010 and 2009 are as follows:

Deferred tax assets and liabilities:	June 30 2010	June 30, 2009

Net operating loss carried forward	$1,938,915	$1,823,487

Temporary differences resulting from allowances	1,906,348	1,850,921

Net deferred income tax asset	$3,845,263	$3,674,408
Valuation allowance	(3,845,263)	(3,674,408)
	$—	$—

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$18,175,690 as of June 30, 2010 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows.

	Year ended June 30,
	2010	2009
Computed tax at the PRC statutory rate of 25%	$1,414,934	$(117,636)
Valuation allowance	432,036	1,144,438
Income not subject to tax	(33,344)	(2,025)
Deferred taxes	-	-
Tax loss recognized	(255,912)	-
Overprovision in prior year	(1,233)	-
Benefit of tax holiday	(1,064,505)	(661,293)

Income tax expense per books	$491,976	$363,484

Income tax expense consists of:

	Year ended June 30,
	2010	2009
Income tax expense for the year - PRC	$491,976	$363,484

Deferred income tax benefit - PRC	-	-

Income tax expense per books	$491,976	$363,484

18.  Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the year ended June 30, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

For the year ended June 30, 2009, dilutive shares include outstanding warrants to purchase 358,392 shares of common stock at an exercise price of $3.00 and warrants to purchase 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

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

The following reconciles the components of the EPS computation:

	Income/(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2010:
Net income	$5,593,537
Basic EPS income available to common shareholders	$5,593,537	46,562,955	$0.12
Effect of dilutive securities:
Warrants		—
Diluted EPS income available to common shareholders	$5,593,537	46,562,955	$0.12
For the year ended June 30, 2009:
Net loss	$(408,338)
Basic EPS loss available to common shareholders	$(408,338)	46,561,229	$(0.01)
Effect of dilutive securities:
Warrants		—
Diluted EPS loss available to common shareholders	$(408,338)	46,561,229	$(0.01)

 19.  Capital Commitments

As of June 30, 2010, the Company had contractual commitments of $4,556,039 (June 30, 2009: $2,496,669) for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford.

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

The recent decline in our market capitalization and stock price has triggered an impairment test under ASC 360 for the year ended June 30, 2010 and no impairment charges were recognized for the relevant period. As of June 30, 2010, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at June 30, 2010 was considered immaterial and not tested for impairment in accordance with ASC 350.

21.  Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2010
	PRC	Foreign	Total
Revenue	$96,388,602	$14,065,345	$110,453,947
% of sales	87	13	100

	Year Ended June 30, 2009
	PRC	Foreign	Total
Revenue	$55,230,435	$21,051,186	$76,281,621
% of sales	72	28	100

22.  Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2010 and 2009:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2010:
Revenues	$36,407,524	$29,990,596	$27,013,838	$17,041,989
Gross profit	2,537,834	3,429,875	3,635,955	703,359
Income/(loss) from operations before income tax	1,440,327	2,332,173	2,589,437	(276,424)
Net income/(loss)	1,267,937	2,011,354	2,589,437	(275,191)
Basic earnings/(loss) per share	$0.03	$0.04	$0.06	$(0.01)
Diluted earnings/(loss) per share	$0.03	$0.04	$0.06	$(0.01)

Fiscal 2009:
Revenues	$25,734,034	$7,623,209	$17,573,959	$25,350,419
Gross profit/(loss)	2,310,244	(1,982,043)	3,451,337	3,952,658
Income/(loss) from operations before income tax	2,239,299	(3,036,649)	(2,293,859)	3,046,355
Net income/(loss)	2,209,362	(3,518,453)	(1,974,981)	2,875,734
Basic earnings/(loss) per share	$0.05	$(0.08)	$(0.04)	$0.06
Diluted earnings/(loss) per share	$0.05	$(0.08)	$(0.04)	$0.06

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

In December 2007, the FASB issued guidance now codified as ASC 810, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”. ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The adoption of ASC 810 did not impact our consolidated financial statements in any material respect.

In April 2008, the FASB issued guidance now codified as ASC 350-30, “Determination of the Useful Life of Intangible Assets” (“ASC 350-30”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350, “Goodwill and Other Intangible Assets” (“ASC 350”).  The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805, “Business Combinations,” and other U.S. generally accepted accounting principles.  This guidance is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal year 2010), and interim periods within those fiscal years. The adoption of ASC 350-30 did not impact our consolidated financial statements in any material respect.

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

In December 2008, the FASB issued guidance now codified as ASC 715-20-65, “Employers’ Disclosures about Postretirement Benefit Plan Assets, an amendment of FASB Statement No. 132” (revised 2003), now codified as ASC 715-20-65. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. ASC 715-20-65 is effective for fiscal years ending after December 15, 2009. The adoption of ASC 715-20-65 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 825, “Interim Disclosures about Fair Value of Financial Instruments”. It requires the fair value for all financial instruments within the scope of SFAS No. 107, now codified as ASC 825, “Disclosures about Fair Value of Financial Instruments”, to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. It clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. This standard is effective for the quarter ending after June 15, 2009. The adoption of ASC 825 did not impact our consolidated financial statements in any material respect.

In April 2009, the FASB issued guidance now codified as ASC 320, “Recognition and Presentation of Other-Than-Temporary Impairments”. The objective of an other-than-temporary impairment analysis under existing U.S. GAAP is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. This guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This standard is effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not impact our consolidated financial statements in any material respect.

In June 2009, the FASB issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. ASC 810 will become effective in July 2010. We do not expect that the adoption of ASC 810 will have a material impact on our financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13 on ASC 605, “Revenue Recognition” (“ASC 605”), regarding multiple-deliverable revenue arrangements. This ASU provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements.  The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We do not expect that the adoption of ASU 2009-13 will have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing” (“ASU 2009-15”).  ASU 2009-15 amends ASC 470, “Debt with Conversion and Other Options” (“ASC 470”), and ASC 260, “Earnings Per Share” (“ASC 260”).  Specifically, ASU 2009-15 requires companies to mark stock loan agreements at fair value and recognize the cost of the agreements by reducing the amount of additional paid-in capital on their financial statements.  The amendments will be effective for fiscal years beginning on or after December 15, 2009.  We do not expect that the adoption of ASU 2009-15 will have a material impact on our financial statements.

In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 details the amendments to ASC 810, “Consolidation”, which are the result of FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”.  That statement was issued by the FASB in June 2009.  ASU 2009-17 amends the variable-interest entity guidance in ASC 810 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective at the start of the first fiscal year beginning after November 15, 2009. We do not expect that the adoption of ASU 2009-17 will have a material impact on our financial statements.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
3.2	Bylaws (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.1	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.2	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.3	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.4	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.5	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.6
Senior Loan Agreement, dated January 29, 2010, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2010)

10.7	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.8	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)
10.9
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.10
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.11
Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

14*	Code of Business Conduct and Ethics
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002