Form 10-Q
period 2010-09-30
China Precision Steel, Inc.
filed 2010-11-15
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2010 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q
Three Months Ended September 30, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

INDEX TO FINANCIAL STATEMENTS

 Financial Statements

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		September 30,	June 30,
	Notes	2010	2010

Assets		(Unaudited)

Current assets
Cash and cash equivalents		$12,653,057	$29,036,706
Accounts receivable
Trade, net of allowances of $1,027,410 and $1,013,744
at September 30, 2010 and June 30, 2010, respectively	5	33,814,865	39,598,845
Bills receivable		4,789,873	4,760,816
Other		1,146,468	1,369,219
Inventories	6	31,392,194	28,522,198
Prepaid expenses		570,650	534,882
Advances to suppliers, net of allowance of $1,665,573 and
$1,643,419 at September 30, 2010 and June 30, 2010, respectively	7	26,762,160	13,959,206

Total current assets		111,129,267	117,781,872

Property, plant and equipment
Property, plant and equipment, net	8	75,802,793	69,907,194
Construction-in-progress	9	3,772,151	3,983,450

		79,574,944	73,890,644

Intangible assets, net	10	1,859,332	1,844,995

Goodwill		99,999	99,999

Total assets		$192,663,542	$193,617,510

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$26,263,965	$25,965,421
Accounts payable and accrued liabilities		6,197,537	9,952,109
Advances from customers		2,811,901	3,266,377
Other taxes payables		3,974,265	3,868,220
Current income taxes payable		5,657,572	5,393,000

Total current liabilities		44,905,240	48,445,127

Long-term loans	12	18,319,584	18,075,914

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares
authorized, no shares issued and outstanding
at September 30, 2010 and June 30, 2010, respectively
Common stock: $0.001 par value, 62,000,000 shares
authorized, 46,562,955 and 46,562,955 issued and outstanding
at September 30, 2010 and June 30, 2010, respectively		46,563	46,563
Additional paid-in capital		75,642,383	75,642,383
Accumulated other comprehensive income		12,328,713	10,630,975
Retained earnings		41,421,059	40,776,548

Total stockholders' equity		129,438,718	127,096,469

Total liabilities and stockholders' equity		$192,663,542	$193,617,510

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Notes	2010	2009

Sales revenues		$33,896,455	$17,041,989
Cost of goods sold		31,512,370	16,338,630
Gross profit		2,384,085	703,359

Operating expenses
Selling expenses		110,205	31,809
Administrative expenses		871,470	578,698
Allowance for bad and doubtful debts		-	117,117
Depreciation and amortization expense		44,160	43,738

Total operating expenses		1,025,835	771,362

Income/(loss) from operations		1,358,250	(68,003)

Other income/(expense)
Other revenues		1,518	19,922
Interest and finance costs		(465,113)	(228,343)

Total other expense		(463,595)	(208,421)

Income/(loss) from operations before income tax		894,655	(276,424)

Provision/(benefit) for income tax	14
Current		250,144	(1,233)

Total income tax expense/(benefit)		250,144	(1,233)

Net income/(loss)		$644,511	$(275,191)

Basic earnings/(loss) per share	15	$0.01	$(0.01)

Basic weighted average shares outstanding		46,562,955	46,562,955

Diluted earnings/(loss) per share	15	$0.01	$(0.01)

Diluted weighted average shares outstanding		46,562,955	46,562,955

Components of comprehensive income/(loss):
Net income/(loss)		$644,511	$(275,191)
Foreign currency translation adjustment		1,697,739	75,192

Comprehensive income/(loss)		$2,342,249	$(199,999)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2010

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2010	-	46,563	75,642,383	10,630,975	40,776,548	127,096,469

Foreign currency translation adjustment	-	-	-	1,697,738	-	1,697,738
Net income	-	-	-	-	644,511	644,511

Balance at September 30, 2010 (Unaudited)	-	$46,563	$75,642,383	$12,328,713	$41,421,059	$129,438,718

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income/(loss)	$644,511	$(275,191)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,918,682	1,210,759
Allowance for bad and doubtful debts	-	117,117
Inventory provision	-	42,534
Net changes in assets and liabilities:
Accounts receivable, net	6,594,117	661,741
Inventories	(2,485,506)	(3,229,520)
Prepaid expenses	(33,514)	16,231
Advances to suppliers	(12,614,539)	723,173
Accounts payable and accrued expenses	(3,886,917)	2,149,699
Advances from customers	(498,508)	432,425
Other taxes payable	53,900	(2,151,427)
Income taxes payable	191,872	-

Net cash (used in) operating activities	(10,115,902)	(302,459)

Cash flows from investing activities
Deposit for plant and machinery	-	(2,197,384)
Purchase of property, plant and equipment, including construction in progress	(6,542,428)	(749,049)

Net cash (used in) investing activities	(6,542,428)	(2,946,433)

Cash flows from financing activities
Loan proceeds	-	3,735,552
Repayments of short-term loans	(51,479)	(439,477)

Net cash (used in)/provided by financing activities	(51,479)	3,296,075

Effect of exchange rate	326,160	6,641

Net (decrease)/increase in cash	(16,383,649)	53,824

Cash and cash equivalents, beginning of period	29,036,706	13,649,587

Cash and cash equivalents, end of period	$12,653,057	$13,703,411

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

The accompanying unaudited consolidated financial statements as of September 30 and June 30, 2010 and for the periods ended September 30, 2010 and 2009 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

3.    Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Accounting Standards Codifications - In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codifications (“ASC”) 105 “Generally Accepted Accounting Principles”. This section designates ASC as the source of authoritative U.S. GAAP.  ASC 105 is effective for interim or fiscal periods ending after September 15, 2009.  We have used the new guidelines and numbering system when referring to GAAP in the accompanying financial statements. The adoption of ASC 105 did not have a material impact on our financial position, results of operation or cash flows.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At September 30, 2010 and June 30, 2010, the Company had $1,027,410 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the three months ended September 30, 2010 and 2009 were nil and $117,117, respectively. The prior year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30, 2010 and June 30, 2010, the Company had allowances of advances to suppliers of $1,665,573 and $1,643,419, respectively.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2010 and 2009, the Company capitalized $135,313 and $123,551, respectively, of interest to construction-in-progress.

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

Taxation - Taxation on overseas profits has been calculated on the estimated assessable profits for the period at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in the 2010 and 2009 periods.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three months ended September 30, 2010 and 2009, the Company’s pension cost charged to the statements of operations under the plan amounted to $55,935 and $82,666, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30, 2010 and June 30, 2010 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4.  Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the three months ended September 30, 2010 and 2009 is as follows:

a. Customers	2010	% to sales	2009	% to sales
Shanghai Shengdejia Metal Co. Ltd	9,097,037	27	-*	-*
Shanghai Changshuo Steel Company, Ltd	5,825,690	17	3,848,354	23
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	-*	-*	1,735,287	10
Shaoxing Wancheng Metal Plate Co., Ltd	-*	-*	1,768,383	10

* Not 10% customers for the relevant period

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the three months ended September 30, 2010 and 2009 is as follows:

b. Suppliers	2010	% to consumption	2009	% to consumption
Dachang Huizu Baosheng Steel Products Co., Ltd.	8,767,582	24	-*	-*
Zhejinag Wuchan Metal Group Co., Ltd.	8,209,383	22	-*	-*
Hangzhou Steel Materials Co., Ltd.	7,576,264	21	-*	-*
Guangzhou Zhujiang Steel Co., Ltd.	-*	-*	4,679,267	31
Wuxi Hangda Trading Co., Ltd.	-*	-*	2,876,549	19
BaoSteel Steel Products Trading Co. Ltd	-*	-*	2,654,920	17

* Not 10% suppliers for the relevant period

Our management continues to take appropriate actions to perform ongoing business and credit reviews of our customers to reduce our exposure to new and recurring customers who have been deemed to pose a high credit risk to our business based on their commercial credit reports, our collection history, and our perception of the risk posed by their geographic location.

5.  Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $33,814,865 and $39,598,845 as of September 30, 2010 and June 30, 2010, respectively.

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

6.    Inventories

The Company was required under GAAP to write down the value of our inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amount of $42,816 for the year ended June 30, 2010.

As of September 30, 2010 and June 30, 2010, inventories consisted of the following:

At cost:	September 30, 2010	June 30, 2010
Raw materials	$7,097,739	$5,551,003
Work in progress	12,092,822	15,443,410
Finished goods	9,238,055	4,291,384
Consumable items	2,963,578	3,279,217
	31,392,194	28,565,014
Less: provision	-	(42,816)
	$31,392,194	$28,522,198

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,068,379 (June 30, 2010: $6,588,535) were pledged for short-term loans totaling $18,382,353 (June 30, 2010: $18,137,848) at September 30, 2010.

7.  Advances to Suppliers

Cash advances are shown net of allowances of $1,665,573 and $1,643,419 at September 30, 2010 and June 30, 2010, respectively.

The majority of our advances to suppliers greater than 180 days as of September 30, 2010 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.  Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2010	June 30, 2010
Plant and machinery	$70,078,172	$62,486,750
Buildings	22,260,841	21,964,748
Motor vehicles	675,425	554,368
Office equipment	500,002	472,537
	93,514,440	85,478,403
Less: Accumulated depreciation	(17,711,647)	(15,571,209)
	$75,802,793	$69,607,194

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2010 and 2009, depreciation totaling $1,217,525 and $733,899, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $40,046,619 (June 30, 2010: $40,543,231) and $22,856,501 (June 30, 2010: $23,161,753) were pledged for short-term loans totaling $26,263,965 and long-term loans totaling $18,319,584, respectively, at September 30, 2010.

9.  Construction-In-Progress

As of September 30, 2010 and June 30, 2010, construction-in-progress consisted of the following:

	September 30, 2010	June 30, 2010
Construction costs	$3,772,151	$3,983,450

Construction-in-progress represents construction and installations of annealing furnaces.

10.  Intangible Assets

Land use rights amounting to $1,852,050 (June 30, 2010: $1,837,140) were pledged for short-term loans totaling $26,263,965 (June 30, 2010: $25,965,421).

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $37,000 is to be recorded each year starting from the financial year ended June 30, 2009 for the remaining lease period.

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

11.  Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2010	June 30, 2010
Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at September 30, 2010) (Notes 8 and 10)	7,881,612	5,300,000
Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at September 30, 2010) (Notes 8 and 10)	-	2,527,573

Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by the People’s Bank of China for Renminbi loans (6.11% at September 30, 2010) (Notes 6, 8 and 10)	18,382,353	18,137,848

	$26,263,965	$25,965,421

The above bank loans outstanding as at September 30, 2010 carry an interest rate of 1.15 times of the standard market rate set by the People's Bank of China for Renminbi loans, due on July 31, 2010, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at September 30, 2010 and June 30, 2010 was 6.11% and 5.59%, respectively.

12.  Long-Term Loan

	September 30, 2010	June 30, 2010
Bank loan dated June 23, 2010, due June 22, 2017 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.27775% at September 30, 2010) (Note 8)	$18,319,584	$18,075,914

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

Maturities of long-term loan for the years ending June 30:

2011	$-
2012	$3,663,917
2013	$3,663,917
2014	$3,663,917
2015	$3,663,917
2016	$3,663,916
Total	$18,319,584

13.  Stock Warrants

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2010	Granted	Expired or Exercised	Outstanding September 30, 2010	Expiration Date
$7.38	225,600	-0-	-0-	225,600	November 5, 2010
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14.  Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2010	2009
Tax savings	$50,295	$197,198

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2010 and June 30, 2010 are as follows:

Deferred tax assets and liabilities:	September 30, 2010	June 30, 2010
Net operating loss carried forward	$2,031,538	$1,938,915
Temporary differences resulting from allowances	1,945,180	1,906,348
Net deferred income tax asset	3,976,718	3,845,263
Valuation allowance	(3,976,718)	(3,845,263)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$19,086,541 as of September 30, 2010 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows.

	Three months ended September 30,
	2010	2009
Computed tax at the PRC statutory rate of 25%	$197,611	$(93,565)
Valuation allowance	92,637	290,897
Income not subject to tax	-	(134)
Overprovision	10,191	(1,233)
Benefit of tax holiday	(50,295)	(197,198)
Income tax expense per books	$250,144	(1,233)

Income tax expense consists of:

	Three months ended September 30,
	2010	2009
Income tax expense for the year - PRC	$250,144	$(1,233)

Deferred income tax benefit - PRC	-	-

Income tax expense/(benefit) per books	$250,144	$(1,233)

15.  Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three months ended September 30, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

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

The following reconciles the components of the EPS computation:

	Income/(loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2010:
Net income	$644,511
Basic EPS income available to common shareholders	$644,511	46,562,955	$0.01
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$644,511	46,562,955	$0.01
For the three months ended September 30, 2009:
Net loss	$(275,191)
Basic EPS loss available to common shareholders	$(275,191)	46,562,955	$(0.01)
Effect of dilutive securities:
Warrants		--
Diluted EPS loss available to common shareholders	$(275,191)	46,562,955	$(0.01)

 16.  Capital Commitments

As of September 30, 2010, the Company had contractual commitments of $4,728,012 (June 30, 2010: $4,556,039) for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford.

17.  Impairment

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

The recent decline in our market capitalization and stock price has triggered an impairment test under ASC 360 for the three months ended September 30, 2010 and no impairment charges were recognized for the relevant period. As of September 30, 2010, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at September 30, 2010 was considered immaterial and not tested for impairment in accordance with ASC 350.

18.  Recent Accounting Pronouncements

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2010.

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

First Quarter Financial Performance Highlights

During the first fiscal quarter of 2011, we saw robust growth in demand for our cold rolled steel products as market sentiment continued to improve. We have seen gradually increasing demand and orders from both our long term and new customers, especially in the low-carbon cold-rolled steel segment and the high-carbon cold-rolled steel segment, due to favorable policies and PRC government subsidies for the home appliance industry and the auto industry, where our products in these two segments are used in the manufacturing of certain components. However, despite the positive growth we have seen during the current period, general industry problems such as excess capacity, low industrial concentration and a lack of access to natural resources that have long plagued China’s steel sector still remain. Starting January 1, 2010, we have commenced production from our 3rd cold rolling mill and we are operating a total of three cold rolling mills at our facilities now, at a combined utilization rate of approximately 80% as of September 30, 2010.

During the three months ended September 30, 2010, we sold a total of 42,513 tons of products, an increase of 20,220 tons from 22,293 tons during the same period a year ago, due to an increase in demand in a gradually improving market as well as the addition of our 3rd mill which increases our total annual production capacity from 120,000 tons to 160,000 tons during its first year of operation and ultimately to 220,000 tons when it reaches its full design capacity in the next three to four years. We believe that such increase was mainly caused by increases in demand from construction materials and home appliance products due to PRC government subsidies to encourage consumer spending in these segments during the period ended September 30, 2010. Increased volume and sales have led to a gross profit of $2,384,085 and a net income of $644,511 for the three months ended September 30, 2010. Total company backlog as of September 30, 2010 was $33,772,326.

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

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $33.9 million for the first quarter, an increase of 98.9% from last year.

●	Gross Margin: Gross margin was 7.0% for the first quarter, as compared to 4.1% last year.

●
Income/(loss) from operations before tax: Income from operations before tax was approximately $0.9 million for the first quarter, as compared to loss from operations before tax of $0.3 million last year.

●	Net Income/(loss): Net income was approximately $0.6 million for the third quarter, as compared to a net loss of approximately $0.3 million last year.

●	Fully diluted Income/(loss) per share: Fully diluted income per share was $0.01 for the first quarter compared to a fully diluted loss per share of $0.01 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

	Three months Ended September 30, 2010		Three months Ended September 30, 2009
	Amount	% of Revenues	Amount	% of Revenues
Revenues	33,896,455	100.0	17,041,989	100.0
Cost of sales (including depreciation and amortization)	$31,512,370	93.0	16,338,630	95.9
Gross profit	2,384,085	7.0	703,359	4.1
Selling and marketing	110,205	0.3	31,809	0.2
Administrative expenses	871,470	2.6	578,698	3.4
Allowance for bad and doubtful debts	-	-	117,117	0.7
Depreciation and amortization	44,160	0.1	43,738	0.3
Income/(loss) from operations	1,358,249	4.0	(68,003)	(0.4)
Total other expense	(463,595)	(1.4)	(208,421)	(1.2)
Income/(loss) from operations before income tax	894,654	2.6	(276,424)	(1.6)
Income tax expense/(benefit)	250,144	0.7	(1,233)	<0.1
Net income/(loss)	644,511	1.9	(275,191)	(1.6)
Basic earnings/(loss) per share	$0.01		(0.01)
Diluted earnings/(loss) per share	$0.01		(0.01)

Comparison of Three Months Ended September 30, 2010 and 2009

Sales Revenues. Sales volume increased by 20,220 tons, or 90.7%, period-on-period to 42,513 tons for the period ended September 30, 2010 from 22,293 tons for the period ended September 30, 2009 and, as a result, sales revenues increased by $16,854,466, or 98.9%, period-on-period, to $33,896,455 for the period ended September 30, 2010 from $17,041,989 for the period ended September 30, 2009. The increase in sales revenues is mainly attributable to an increase in demand for low-carbon cold-rolled products used in construction and home appliances production due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the three months ended September 30, 2010 and 2009 is as follows:

	2010			2009			Period-on-Period Qty.
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Variance
Low carbon hard rolled	3,625	2,800,212	8	4,560	3,064,585	18	(935)
Low carbon cold-rolled	23,498	21,082,008	62	10,633	6,361,255	37	12,865
High-carbon hot-rolled	1,652	1,402,884	4	1,981	1,556,728	9	(329)
High-carbon cold-rolled	5,472	5,136,462	15	2,497	4,321,739	25	2,975
Subcontracting income	8,266	3,145,202	10	2,622	1,648,876	10	5,644
Sales of scrap metal	-	329,687	1	-	88,806	1	-
Total	42,513	33,896,455	100	22,293	17,041,989	100	20,220

There were different trends of demand across various product categories during the three months ended September 30, 2010. High-carbon cold-rolled steel products accounted for 15% of the current sales mix at an average selling price of $939 per ton for the period ended September 30, 2010, compared to 25% of the sales mix at an average selling price per ton of $1,731 for the period ended September 30, 2009. The products in this category are mainly used in the automobile industry and the decrease in sales volume was due to demand volatilities period-on-period, however, we are generally optimistic about sales in this category for the remainder of the year due to the Chinese government’s automobile stimulus policies which management expects to increase demand.

Low-carbon cold-rolled steel products accounted for 62% of the current sales mix at an average selling price of $897 per ton for the three months ended September 30, 2010, compared to 37% of the sales mix at an average selling price per ton of $598 for the three months ended September 30, 2009. The increase in demand in this category during the period was a result of increased orders of steel used in the production of construction and home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 8% of the current sales mix at an average selling price of $772 per ton for the three months ended September 30, 2010, compared to 18% of the sales mix at an average selling price per ton of $672 for the three months ended September 30, 2009, due to improved pricing but a decrease in demand in the international market period-on-period.  Subcontracting income revenues accounted for $3,145,202, or 10% of the sales mix for the three months ended September 30, 2010, as compared to $1,648,876, or 10%, of the sales mix for the three months ended September 30, 2009.

	Three Months Ended September 30,
	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	772	672	100	15
Low-carbon cold-rolled	897	598	299	50
High-carbon hot-rolled	849	786	63	8
High-carbon cold-rolled	939	1,731	(792)	(46)
Subcontracting income	380	629	(249)	(40)

The average selling price per ton increased to $797 for the three months ended September 30, 2010, compared to the $764 in 2009, representing an increase of $33, or 4%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices, but was offset by a higher concentration in carbon products with lower average selling prices during the period. There were increases in average selling prices across all product categories except high-carbon cold-rolled and subcontracting work during the period.

Sales Breakdown by Major Customer

	Three Months Ended September 30,
	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Products Co., Ltd.	9,097,037	27	*	*
Shanghai Changshuo Steel Co., Ltd.	5,825,690	17	3,848,354	23
SUMEC International Technology Co., Ltd.	2,590,163	8	1,046,660	6
Zhangjiagang Gangxing Innovative Construction Materials	2,453,522	7	1,735,287	10
Zhejiang Zhongwei Materials Co., Ltd.	2,298,702	7	*	*
Shaoxing Wangheng Metal Plate Co., Ltd.	*	*	1,768,383	10
Unimax & Far Corporation	*	*	1,069,184	6
	22,265,144	66	9,467,868	55
Others	11,631,311	34	7,574,121	45
Total	33,896,455	100	17,041,989	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 66% for the period ended September 30, 2010, compared to 55% for the period ended September 30, 2009. Sales to two new major customers, Shanghai Shengdejia Metal Products Co., Ltd. and Zhejiang Zhongwei Materials Co., Ltd. for the three months accounted for 34% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $15,173,740, or 92.9%, period-on-period, to $31,512,370 for the period ended September 30, 2010, from $16,338,630 for the period ended September 30, 2009. Cost of sales represented 93.0% of sales revenues for the period ended September 30, 2010 compared to 95.9% for the period ended September 30, 2009. Average cost of production per ton increased to $741 for the period ended September 30, 2010, compared to an average cost of production per ton of $733 for the period ended September 30, 2009,  representing an increase of $8 per ton, or 1.1%, period-on-period.

	Three Months Ended September 30,
	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	28,570,179	14,305,303	14,264,876	99.7
- Direct labor	129,859	97,832	32,027	32.7
- Manufacturing overhead	2,812,332	1,935,495	876,837	45.3
	31,512,370	16,338,630	15,173,740	92.9

Cost per unit sold
Total units sold (tons)	42,513	22,293	20,220	90.7
Average cost per unit sold ($/ton)	741	733	8	1.1

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $30, or 4.7%, from $642 for the period ended September 30, 2009 compared to $672 for the period ended September 30, 2010;

•	a decrease in direct labor per unit sold of $1, or 25.0%, from $4 for the period ended September 30, 2009 compared to $3 for the period ended September 30, 2010;

•	a decrease in factory overhead per unit sold of $21, or 24.1%, from $87 for the period ended September 30, 2009 compared to $66 for the period ended September 30, 2010.

The cost of raw materials consumed increased by $14,264,876, or 99.7%, period-on-period, to $28,570,179 for the period ended September 30, 2010 from $14,305,303 for the period ended September 30, 2009. This increase was mainly due to the increases in total units sold as well as increase in the average cost per unit sold.

Direct labor costs increased by $32,027, or 32.7%, period-on-period, to $129,859 for the period ended September 30, 2010, from $97,832 for the period ended September 30, 2009. The increase was due to increase in total units sold offset by decrease in average cost per unit sold as a result of economies of scale during the period.

Manufacturing overhead costs increased by $876,837, or 45.3%, period-on-period, to $2,812,332 for the period ended September 30, 2010, from $1,935,495 for the period ended September 30, 2009. The increase was mainly attributable to the combined effect of an increase in depreciation of $483,626, or 65.9%, period-on-period, to $1,217,525 for the period ended September 30, 2010, from $733,899 for the period ended September 30, 2009, an increase in utilities of $451,111, or 91.2%, period-on-period, to $945,981 for the period ended September 30, 2010, from $494,870 for the period ended September 30, 2009 due to increased consumption of electricity associated with the production of 20,220 additional tons of steel period-on-period, and an increase in low consumables of $198,459, or 73.6%, period-on-period, to $467,925 for the period ended September 30, 2010, from $269,466 for the period ended September 30, 2009.

Gross Profit. Gross profit in absolute terms increased by $1,680,726, or 239.0%, period-on-period, to $2,384,085 for the period ended September 30, 2010, from $703,359 for the period ended September 30, 2009, while gross profit margin increased to 7.0% for the period ended September 30, 2010, from 4.1% for the period ended September 30, 2009. The increase in gross profit is mainly attributable to a 98.9% period-on-period increase in sales revenues, offset by a 92.9% period-on-period increase in cost of goods sold. The increase in gross profit margin principally resulted from an increase in average selling prices and a higher equipment utilization rate due to the increase in prices and demand during the first quarter.

Selling Expenses. Selling expenses increased by $78,396, or 246.5%, period-on-period, to $110,205 for the period ended September 30, 2010 compared to the corresponding period in 2009 of $31,809. The increase was mainly attributable to increased focus on sales and marketing efforts period-on-period.

Administrative Expenses.  Administrative expenses increased by $292,772, or 50.6%, period-on-period, to $871,470 for the period ended September 30, 2010, compared to $578,698 for the period ended September 30, 2009. This increase was chiefly associated with increased travelling costs in connection with attendance at investor and steel conferences and professional fees during the period ended September 30, 2010.

Provision for bad debt. Provision for bad debt decreased by $117,117, or 100.0%, period-on-period, as no bad debt expense was recognized in the quarter ended September 30, 2010, compared to a provision for bad debt in the amount of $117,117 recognized during the prior year based on our policy for allowance for doubtful accounts.

Income from Operations. Income from operations before income tax increased by $1,426,252, or 2,097.3%, period-on-period, to $1,358,249 for the period ended September 30, 2010 from a loss of $68,003 for the period ended September 30, 2009, as a result of the factors discussed above.

Other income.  Our other income decreased $18,404, or 92.4%, to $1,518 for the period ended September 30, 2010 from $19,922 for the period ended September 30, 2009.  As a percentage of revenues, other income decreased to 0.0% for the period ended September 30, 2010 from 0.1% for the period ended September 30, 2009. Such percentage decrease in other income was primarily due to lower cash balances and decrease in interest rate period-on-period.

Interest Expense.  Total interest expense increased $236,770, or 103.7%, to $465,113 for the period ended September 30, 2010, from $228,343 for the period ended September 30, 2009 due to an increase in loan balances period-on-period.

Income Tax. For the period ended September 30, 2010, we recognized an income tax expense of $250,144, compared to an income tax benefit of $1,233 for the period ended September 30, 2009. The increase in taxes reflects a higher income from operations period-on-period.

Net Income(loss). Net income increased by $919,702, or 334.2%, period-on-period, to net income of $644,511 for the period ended September 30, 2010 from a net loss of $275,191 for the period ended September 30, 2009. The increase in net income is attributable to a combination of factors discussed above, including increase in tons sold due to strengthening demand and increase in average selling prices.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2010, we had cash and cash equivalents of approximately $12.6 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Three Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(10,115,902)	$(302,459)
Net cash used in investing activities	(6,542,428)	(2,946,433)
Net cash (used in)/provided by financing activities	(51,479)	3,296,075
Net cash flow	(16,383,649)	53,824

Operating Activities

Net cash flows used in operating activities for the period ended September 30, 2010 was $10,115,902, as compared to $302,459 for the period ended September 30, 2009, for a net increase of $9,813,443 used. The increase during the period ended September 30, 2010 was mainly due to a reduction in cash flows caused by an increase in advances to suppliers of $13,337,712 due to increased orders on hand, as well as a decrease in accounts payable and accrued expenses of $6,036,616.

For the period ended September 30, 2010, sales revenues generated from our top five major customers as a percentage of total sales increased to 66%, as compared to 55% for the period ended September 30, 2009. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the current economic downturn may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended September 30, 2010 were for the purchase of property, plant and equipment related to the addition of the new annealing furnaces at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand our product line and improve the quality of our products, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the market for niche cold rolling steel.

Net cash flows used in investing activities for the period ended September 30, 2010 was $6,542,428, as compared with $2,946,433 for the period ended September 30, 2009. The increase in investing activity was due to payment of the construction project related to the annealing furnaces and backup rolls used in our mills during the period ended September 30, 2010.

As of September 30, 2010, the Company had $4,728,012 in commitments for interest relating to its short-term and long-term loans and a share capital injection commitment related to Shanghai Blessford. Management believes that we currently have sufficient capital resources to meet these contractual commitments.

Financing Activities

Net cash flows used in financing activities for the period ended September 30, 2010 was $51,479, as compared with $3,296,075 provided by financing activities for the period ended September 30, 2009. During the period ended September 30, 2009, the Company received short-term loans of $3,735,552, which was partially offset by repayment of short-term loans in the amount of $439,477.

On December 30, 2008, we filed a universal shelf registration statement with the SEC for the issuance of securities valued at up to an aggregate of $40 million.  The shelf registration statement was declared effective on December 10, 2009 and provides us with the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

While we currently generate sufficient operating cash flows to support our working capital requirements, our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. Our inability to renew our short-term bank loans that are due in July 2011, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Current Assets

Current assets decreased by $6,652,605, or 5.6%, period-on-period, to $111,129,267 as of September 30, 2010, from $117,781,872 as of June 30, 2010, principally as a result of a decrease in accounts receivable of $5,783,980, or 14.6%, period-on-period, as a result of strengthened efforts in credit collection during the period, cash by $16,383,649, or 56.4%, period-on-period, offset by an increase in inventories of $2,869,996, or 10.1%, period-on-period, and advances to suppliers of $12,802,954, or 91.7%.

Accounts receivable, representing 30.4% of total current assets as of September 30, 2010, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

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

The following table reflects the aging of our accounts receivable September 30, 2010 and June 30, 2010:

September 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	34,842,275	14,983,167	2,114,872	4,631,085	12,009,620	209,961	893,570
%	100	43	6	13	34	1	3

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

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

 Current Liabilities

Current liabilities decreased by $3,539,888, or 7.3%, period-on-period, to $44,905,239 as of September 30, 2010, from $48,445,127 as of June 30, 2010. The decrease was mainly attributable to a decrease in accounts payable and accrued expenses of $3,754,572, or 37.7%, period-on-period, offset by an increase in current income taxes payable of $264,572, or 4.9%, period-on-period.

As of September 30, 2010, we had $26,263,965 in short term-loans. These short term loans were renewed in June 2010 for one year and will be due on July 31, 2011. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the period ended September 30, 2010, we invested $6,542,428 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces and backup rolls for our cold rolling mills.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2010, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars
Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	June 18, 2010	July 31, 2011	1 year	1.15 times of the PBOC rate	$7,881,612 (RMB 52,737,444)
Raiffeisen Zentralbank Österreich AG	June 18, 2010	July 31, 2011	1 year	1.15 times of the PBOC rate	$18,382,353 (RMB 123,000,000)
DEG – Deutsche Investitions – und Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$18,319,584
Total					$44,583,549

As of September 30, 2010, we had $26,263,965 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, and $18,319,584 in long-term loans secured by plant and machinery, as illustrated in the above table.

The short-term loans will be due and renewable on July 31, 2011. We are not aware of any existing issues that may lead to a withdrawal of such loan at its maturity. Our inability to renew and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of September 30, 2010, the Company also had $4,728,012 in contractual commitments for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2010, debt obligations include principal repayments and interest payments:

	Payments Due By Year
	Total	Fiscal Year 2011	Fiscal Year 2012-2013	Fiscal Year 2014-2015	Fiscal Years 2016 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$29,473,422	$1,604,729	$27,868,693	$—	$—
Long-Term Debt Obligations	$21,950,687	$972,233	$8,971,499	$8,198,009	$3,808,946
Share Capital Injection Commitments	$2,151,050	2,151,050	—	—	—
Total	$53,575,159	$4,728,012	$36,840,192	$8,198,009	$3,808,946

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in under Item 7, “Management's Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recent Accounting Pronouncements

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

We do not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on our assessment, Mr. Chen and Ms. Li determined that, as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Date: November 15, 2010	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)