Form 10-Q
period 2010-12-31
China Precision Steel, Inc.
filed 2011-02-14
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q
Three and Six Months Ended December 31, 2010

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		December 31,	June 30,
	Notes	2010	2010
		(Unaudited)
Assets

Current assets
Cash and cash equivalents		$14,227,074	$29,036,706
Accounts receivable
Trade, net of allowances of $1,041,244 and $1,013,744 at December 31, 2010 and June 30, 2010, respectively	5	26,903,637	39,598,845
Bills receivable		8,652,060	4,760,816
Other		638,134	1,369,219
Inventories	6	32,098,452	28,522,198
Prepaid expenses		487,070	534,882
Advances to suppliers, net of allowance of $1,687,999 and $1,643,419 at December 31, 2010 and June 30, 2010, respectively	7	30,211,920	13,959,206

Total current assets		113,218,347	117,781,872

Property, plant and equipment
Property, plant and equipment, net	8	74,762,761	69,907,194
Construction-in-progress	9	3,669,447	3,983,450

		78,432,208	73,890,644

Intangible assets, net	10	1,873,792	1,844,995

Goodwill		99,999	99,999

Total assets		$193,624,346	$193,617,510

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$26,617,609	$25,965,421
Accounts payable and accrued liabilities		4,389,205	9,952,109
Advances from customers		2,223,022	3,266,377
Other taxes payable		4,622,729	3,868,220
Current income taxes payable		5,794,856	5,393,000

Total current liabilities		43,647,421	48,445,127

Long-term loan	12	18,566,257	18,075,914

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at December 31, 2010 and June 30, 2010, respectively	13
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 issued and outstanding at December 31, 2010 and June 30, 2010, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		14,098,882	10,630,975
Retained earnings		41,622,840	40,776,548

Total stockholders' equity		131,410,668	127,096,469

Total liabilities and stockholders' equity		$193,624,346	$193,617,510

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended December 31, 2010 and 2009
(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2010	2009	2010	2009

Sales revenues		$39,768,528	$27,013,838	$73,664,983	$44,055,827
Cost of goods sold		37,859,665	23,377,883	69,372,035	39,716,513
Gross profit		1,908,863	3,635,955	4,292,948	4,339,314

Operating expenses
Selling expenses		(1,823)	70,605	108,382	102,414
Administrative expenses		725,650	654,041	1,597,120	1,232,739
Allowance for bad and doubtful debts		19,697	101,067	19,697	218,184
Depreciation and amortization expense		49,551	36,755	93,711	80,493

Total operating expenses		793,075	862,468	1,818,910	1,633,830

Income from operations		1,115,788	2,773,487	2,474,038	2,705,484

Other income/(expense)
Other revenues		1,094	91,041	2,612	110,963
Interest and finance costs		(852,738)	(275,091)	(1,317,851)	(503,434)

Total other (expense)		(851,644)	(184,050)	(1,315,239)	(392,471)

Income from operations before income tax		264,144	2,589,437	1,158,799	2,313,013

Provision for income tax	14
Current		62,363	-	312,507	(1,233)

Total income tax expense		62,363	-	312,507	(1,233)

Net income		$201,781	$2,589,437	$846,292	$2,314,246

Basic earnings per share	15	$0.00	$0.06	$0.02	$0.05

Basic weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Diluted earnings per share	15	$0.00	$0.06	$0.02	$0.05

Diluted weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Components of comprehensive income:
Net income		$201,781	$2,589,437	$846,292	$2,314,246
Foreign currency translation adjustment		1,770,168	677,905	3,467,907	64,106

Comprehensive income		$1,971,949	$3,267,342	$4,314,199	$2,378,352

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended December 31, 2010

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2010	45,562,955	46,563	75,642,383	10,630,975	40,776,548	127,096,469

Foreign currency translation adjustment	-	-	-	3,467,907	-	3,467,907
Net income	-	-	-	-	846,292	846,292

Balance at December 31, 2010 (Unaudited)	45,562,955	$46,563	$75,642,383	$14,098,882	$41,622,840	$131,410,668

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)

	2010	2009

Cash flows from operating activities
Net income	$846,292	$2,314,246
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,891,211	2,181,380
Allowance for bad and doubtful debts	19,697	218,184
Inventory provision	-	42,534
Net changes in assets and liabilities:
Accounts receivable, net	10,755,506	7,189,783
Inventories	(2,802,535)	(8,908,192)
Prepaid expenses	93,809	(85,504)
Advances to suppliers	(15,873,801)	(601,926)
Accounts payable and accrued expenses	(5,820,915)	(801,406)
Advances from customers	(1,131,961)	1,042,492
Other taxes payable	649,577	(2,236,478)
Income taxes payable	255,560	197,520

Net cash (used in)/provided by operating activities	(7,117,560)	552,633

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(8,365,838)	(4,746,139)

Net cash (used in) investing activities	(8,365,838)	(4,746,139)

Cash flows from financing activities
Loan proceeds	-	3,735,169
Repayments of short-term loans	(52,173)	(444,400)

Net cash (used in)/provided by financing activities	(52,173)	3,290,769

Effect of exchange rate	725,939	5,438

Net (decrease) in cash	(14,809,632)	(897,299)

Cash and cash equivalents, beginning of period	29,036,706	13,649,587

Cash and cash equivalents, end of period	$14,227,074	$12,752,288

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Description of Business

China Precision Steel, Inc. (the “Company”, “CPSL” or “we”) is a niche and high value-added steel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

We have five wholly-owned subsidiaries, Partner Success Holdings Limited (“PSHL”), Blessford International Limited (“Blessford International”), Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Blessford Alloy Company Limited (“Shanghai Blessford”) and Shanghai Tuorong Precision Strip Company Limited (“Tuorong”). The Company’s principal activities are conducted through our two operating subsidiaries, Shanghai Chengtong and Shanghai Blessford with manufacturing facilities located in Shanghai, the People’s Republic of China (the “PRC”). The sole activity of Tuorong is the ownership of land use rights with respect to facilities utilized by Chengtong and Shanghai Blessford. PSHL and Blessford International are both British Virgin Islands companies with the sole purpose of investment holding.

2.	Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Foreign Currencies” below).

The accompanying unaudited consolidated financial statements as of December 31 and June 30, 2010 and for the periods ended December 31, 2010 and 2009 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations.  To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.  At December 31, 2010 and June 30, 2010, the Company had $1,041,244 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible.  Provision for bad debts recognized for the six months ended December 31, 2010 and 2009 were $19,697  and $218,184, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31, 2010 and June 30, 2010, the Company had allowances of advances to suppliers of $1,687,999 and $1,643,419, respectively.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended December 31, 2010 and 2009, the Company capitalized $nil and $137,140, respectively, of interest to construction-in-progress.

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

Taxation - Taxation on profits has been calculated on the estimated assessable profits for the period at the rates of taxation prevailing in the country in which the Company operates.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2010 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2010, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the six months ended December 31, 2010 and 2009, the Company’s pension cost charged to the statements of operations under the plan amounted to $121,058 and $80,263, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31, 2010 and June 30, 2010 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4.	Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during six months ended December 31, 2010 and 2009 is as follows:

a. Customers	2010	% to sales	2009	% to sales
Shanghai Shengdejia Metal Co. Ltd	18,683,105	25	9,097,037	27
Shanghai Changshuo Steel Company, Ltd	1,991,623	16	5,825,690	17

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during six months ended December 31, 2010 and 2009 is as follows:

b. Suppliers	2010	% to consumption	2009	% to consumption
Dachang Huizu Baosheng Steel Products Co., Ltd.	18,482,732	24	8,767,582	24
Zhejinag Wuchan Metal Group Co., Ltd.	14,403,294	18	8,209,383	22
Wuxi Hangda Trading Co., Ltd.	9,018,547	12	-*	-*
Hangzhou Steel Materials Co., Ltd.	7,640,373	10	7,576,264	21

* Not 10% suppliers for the relevant period

Our management continues to take appropriate actions to perform ongoing business and credit reviews of our customers to reduce our exposure to new and recurring customers who have been deemed to pose a high credit risk to our business based on their commercial credit reports, our collection history, and our perception of the risk posed by their geographic location. We have halted all of our direct sales to customers located in the Philippines since the year ended June 30, 2009 as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve.

5.	Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $26,903,637 and $39,598,845 as of December 31, 2010 and June 30, 2010, respectively.

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

As of December 31, 2010 and June 30, 2010, inventories consisted of the following:

At cost:	December 31, 2010	June 30, 2010
Raw materials	$9,259,714	$5,551,003
Work in progress	9,852,815	15,443,410
Finished goods	9,879,191	4,291,384
Consumable items	3,106,732	3,279,217
	32,098,452	28,565,014
Less: provision	-	(42,816)
	$32,098,452	$28,522,198

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,614,182 (June 30, 2010: $6,588,535) were pledged for short-term loans totaling $26,617,609 at December 31, 2010 (June 30, 2010: $25,965,421).

7.	Advances to Suppliers

Advances to suppliers are shown net of allowances of $1,687,999 and $1,643,419 at December 31, 2010 and June 30, 2010, respectively.

The majority of our advances to suppliers greater than 180 days as of December 31, 2010 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2010	June 30, 2010
Plant and machinery	$71,074,052	$62,486,750
Buildings	22,560,584	21,964,748
Motor vehicles	684,519	554,368
Office equipment	508,834	472,537
	94,827,989	85,478,403
Less: Accumulated depreciation	(20,065,228)	(15,571,209)
	$74,762,761	$69,907,194

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and six months ended December 31, 2010, depreciation totaling $1,217,525 and $2,751,616, respectively, was included as a component of cost of goods sold (December 31, 2009: $662,517 and $1,396,252, respectively).

Plant and machinery amounting to $39,494,279 (June 30, 2010: $40,543,231) and $22,538,468 (June 30, 2010: $23,161,753) were pledged for short-term loans totaling $26,617,609 and long-term loans totaling $18,566,257, respectively, at December 31, 2010.

9.	Construction-In-Progress

As of December 31, 2010 and June 30, 2010, construction-in-progress consisted of the following:

	December 31, 2010	June 30, 2010
Construction costs	$3,669,447	$3,983,450

Construction-in-progress represents construction and installations of annealing furnaces and testing equipment.

10.	Intangible Assets

Land use rights amounting to $1,867,000 (June 30, 2010: $1,837,140) were pledged for short-term loans totaling $26,617,609 (June 30, 2010: $25,965,421).

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

11.	Short-Term Loans

Short-term loans consisted of the following:
	December 31, 2010	June 30, 2010
Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.11% at September 30, 2010) (Notes 8 and 10)	7,987,738	5,300,000
Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by PBOC (6.11% at September 30, 2010) (Notes 8 and 10)	-	2,527,573
Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by PBOC (6.11% at September 30, 2010) (Notes 6, 8 and 10)	18,629,871	18,137,848
	$26,617,609	$25,965,421

The above bank loans outstanding as at December 31, 2010 are Renminbi (“RMB”) loans, carry an interest rate of 1.15 times of the standard market rate set by PBOC, due on July 31, 2011, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at December 31, 2010 and June 30, 2010 was 6.6815% and 5.49%, respectively.

12.	Long-Term Loan

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD London Interbank Offered Rate (“LIBOR”). On June 23, 2010, the Company drew $18,000,000 against this facility and exchanged such amount to RMB122,580,000 at the then prevailing exchange rate. This RMB loan balance is translated into USD at the exchange rates prevailing at each balance sheet date.

	December 31, 2010	June 30, 2010
Bank loan dated January 29, 2010, due June 22, 2017 with an interest rate of LIBOR plus 4.5% (4.9584% at December 31, 2010) (Note 8)	18,566,257	$18,075,914

The above loan is to be repaid semi-annually over five years starting on December 15, 2011and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities.

Maturities of long-term loan for the years ending June 30:

2011	$-
2012	$3,713,251
2013	$3,713,251
2014	$3,713,251
2015	$3,713,251
2016	$3,713,253
Total	$18,566,257

13.	Stock Warrants

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2010	Granted	Expired or Exercised	Outstanding December 31, 2010	Expiration Date
$7.38	225,600	-0-	225,600	-0-	November 5, 2010
$3.00	358,392	-0-	-0-	358,392	February 22, 2011
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14.	Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Six months ended December 31,
	2010	2009
Tax savings	$104,339	$675,840

Benefit per share
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2010 and June 30, 2010 are as follows:

Deferred tax assets and liabilities:	December 31, 2010	June 30, 2010
Net operating loss carried forward	$2,106,712	$1,938,915
Temporary differences resulting from allowances	1,971,372	1,906,348
Net deferred income tax asset	4,078,084	3,845,263
Valuation allowance	(4,078,084)	(3,845,263)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$19,482,117 as of December 31, 2010 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Six months ended December 31,
	2010	2009
Computed tax at the PRC statutory rate of 25%	$236,923	$533,880
Valuation allowance	232,821	142,289
Income not subject to tax	(65,011)	(329)
Under/(over) provision	12,113	(1,233)
Benefit of tax holiday	(104,339)	(675,840)
Income tax expense/(benefit) per books	$312,507	(1,233)

Income tax expense consists of:
	Six months ended December 31,
	2010	2009
Income tax expense for the period - PRC	$312,507	$(1,233)

Deferred income tax benefit - PRC	-	-

Income tax expense/(benefit) per books	$312,507	$(1,233)

15.	Earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three months ended December 31, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

For the three months ended December 31, 2009, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00; 100,000 shares at an exercise price of $3.60; 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2010:
Net income	$201,781
Basic EPS income available to common shareholders	$201,781	46,562,955	$0.00
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$201,781	46,562,955	$0.00
For the three months ended December 31, 2009:
Net income	$2,589,437
Basic EPS income available to common shareholders	$2,589,437	46,562,955	$0.06
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$2,589,437	46,562,955	$0.06

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2010:
Net income	$846,292
Basic EPS income available to common shareholders	$846,292	46,562,955	$0.02
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$846,292	46,562,955	$0.02
For the six months ended December 31, 2009:
Net income	$2,314,246
Basic EPS income available to common shareholders	$2,314,246	46,562,955	$0.05
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$2,314,246	46,562,955	$0.05

16.	Capital Commitments

As of December 31, 2010, the Company had contractual commitments of $6,921,421 (June 30, 2010: $4,556,039) for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford.

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

The recent decline in our market capitalization and stock price has triggered an impairment test under ASC 360 for the six months ended December 31, 2010 and no impairment charges were recognized for the relevant period. As of December 31, 2010, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at December 31, 2010 was considered immaterial and not tested for impairment in accordance with ASC 350.

18.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”), which amends FASB Interpretation No. 46 (revised December 2003), now codified as ASC 810-10, to address the elimination of the concept of a qualifying special purpose entity. ASC 810 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, ASC 810 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at December 31, 2010 (unaudited) and June 30, 2010, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three months ended December 31, 2010 and 2009.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

•	“CPSL,” “Company,” “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries;
•	“PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company;
•	“Blessford International” are to our subsidiary Blessford International Limited, a BVI company;
•	“Shanghai Blessford” are to our subsidiary Shanghai Blessford Alloy Company Limited, a PRC company;
•	“Chengtong” are to our subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company;
•	“Tuorong” are to our subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company;
•	“China” and “PRC” are to the People’s Republic of China;
•	“BVI” are to the British Virgin Islands;
•	“SEC” are to the United States Securities and Exchange Commission;
•	“Securities Act” are to the Securities Act of 1933, as amended;
•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
•	“RMB” are to Renminbi, the legal currency of China; and
•	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

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

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford, which are wholly owned subsidiaries of our direct subsidiary, PSHL. Most of our sales are made domestically in China; however, we began exporting during fiscal 2007 and our overseas market currently covers Indonesia, Thailand, the Caribbean, Nigeria and Ethiopia. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

Second Quarter Financial Performance Highlights

During the second fiscal quarter of 2011, we saw continuing growth in demand for our cold rolled steel products as well as an increase in raw material prices. We have seen increasing demand and orders from both our long term and new customers, especially in the low-carbon cold-rolled steel segment and the high-carbon cold-rolled steel segment, due to favorable policies and PRC government subsidies for the home appliance industry and the auto industry, where our products in these two segments are used in the manufacturing of certain components. However, despite the positive growth we have seen during the period, general industry problems such as excess capacity, low industrial concentration and a lack of access to natural resources that have long plagued China’s steel sector still remain. Commencing January 1, 2011, the Chinese government ended subsidies for small cars with an engine capacity of 1.6 liters or lower in rural area, but analysts still expect the domestic automobile market to grow at 10 to 15 percent annually during the next five to 10 years due to a strong economy. As we may not be able to fully pass on the increase in cost to our customers, we remain cautiously optimistic with increasing demand but also rising prices.

During the three months ended December 31, 2010, we sold a total of 47,236 tons of products, an increase of 11,648  tons from 35,588 tons during the same period a year ago, due to an increase in demand in a gradually improving market as well as the addition of our 3rd mill which began production in January 2010. We believe that such increase was mainly caused by increases in demand from construction materials and home appliance products due to successful PRC government stimulus policies to encourage consumer spending in these segments during the period ended December 31, 2010. Increased volume and sales have led to a gross profit of $1,908,863 and a net income of $201,781 for the three months ended December 31, 2010. We are currently operating a total of three cold rolling mills at a combined utilization rate of approximately 80% as of December 31, 2010.  Total Company backlog as of December 31, 2010 was $28,156,958.

We continue to take appropriate actions to perform business and credit reviews of customers and suppliers and reduce exposure by avoiding entry into contracts in countries or with customers with high credit risks. We strive to optimize our product mix, prioritize higher margin products, and strengthen collection of accounts receivable with the goal to maintain overall healthy sales volume, margins and cash positions. We believe that there are high barriers to entry in the Chinese domestic precision cold-rolled steel industry because of the level of technology expertise required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and rising steel prices could have adverse impacts on our gross margins in the near future, the medium to long term prospects of our niche remain highly optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out research and development (“R&D”) and expand to new segments, customers and markets.

The following are some financial highlights for the second fiscal quarter:

•	Revenues: Our revenues were approximately $39.8 million for the second quarter, an increase of 47.2% from last year.

•	Gross Margin: Gross margin was 4.8% for the second quarter, as compared to 13.5% last year.

•	Income from operations before tax: Income from operations before tax was approximately $0.3 million for the second quarter, as compared to approximately $2.6 million last year.

•	Net Income: Net income was approximately $0.2 million for the second quarter, as compared to approximately $2.6 million last year.

•	Fully diluted Income per share: Fully diluted income per share was $0.00 for the second quarter compared to $0.06 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three  and Six Months Ended December 31, 2010 and 2009

	Three Months Ended December 31,				Six Months Ended December 31,
	2010		2009		2010		2009
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$39,768,528	100.0	$27,013,838	100.0	$73,664,983	100.0	$44,055,827	100.0
Cost of sales (including depreciation and amortization)	37,859,665	95.2	23,377,883	86.5	69,372,035	94.2	39,716,513	90.2
Gross profit	1,908,863	4.8	3,635,955	13.5	4,292,948	5.8	4,339,314	9.8
Selling and marketing expenses	(1,823)	>(0.1)	70,605	0.3	108,382	0.1	102,414	0.2
Administrative expenses	725,650	1.8	654,041	2.4	1,597,120	2.2	1,232,739	2.8
Allowance for bad and doubtful debts	19,697	>0.1	101,067	0.4	19,697	>0.1	218,184	0.5
Depreciation and amortization expense	49,551	0.1	36,755	0.1	93,711	0.1	80,493	0.2
Total operating expenses	793,075	2.0	862,468	3.2	1,818,910	2.5	1,633,830	3.7
Income from operations	1,115,788	2.8	2,773,487	10.3	2,474,038	3.4	2,705,484	6.1
Other revenues	1,094	>0.1	91,041	0.3	2,612	>0.1	110,963	0.3
Interest and finance costs	(852,738)	(2.1)	(275,091)	(1.0)	(1,317,851)	(1.8)	(503,434)	(1.1)
Total other (expense)	(851,644)	(2.1)	(184,050)	(0.7)	(1,315,239)	(1.8)	(392,471)	(0.9)
Income before income taxes	264,144	0.7	2,589,437	9.6	1,158,799	1.6	2,313,013	5.3
Income tax expense/(benefit)	62,363	0.2	-	-	312,507	0.4	(1,233)	>(0.1)
Net income	$201,781	0.5	$2,589,437	9.6	$846,292	1.1	$2,314,246	5.3
Basic earnings per share	$0.00		$0.06		$0.02		$0.05
Diluted earnings per share	$0.00		$0.06		$0.02		$0.05

Sales Revenues. Sales volume increased by 11,648 tons, or 32.7%, period-on-period, to 47,236 tons, for the period ended December 31, 2010, from 35,588 tons for the period ended December 31, 2009 and, as a result, sales revenues increased by $12,754,690, or 47.2%, period-on-period, to $39,768,528 for the period ended December 31, 2010, from $27,013,838 for the period ended December 31, 2009. The increase in sales revenues is mainly attributable to an increase in demand for low-carbon cold-rolled products used in home appliances production due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,
	2010			2009			Period-on- Period Qty. Variance
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales
Low carbon hard rolled	834	726,908	2	4,453	3,520,889	13	(3,619)
Low carbon cold-rolled	29,956	27,196,747	68	16,627	11,303,581	42	13,329
High-carbon hot-rolled	1,562	1,557,960	4	1,440	1,236,831	5	122
High-carbon cold-rolled	7,277	6,544,544	16	7,167	7,402,355	27	110
Subcontracting income	7,607	3,097,803	8	5,901	3,256,866	12	1,706
Sales of scrap metal	-	644,566	2	-	293,316	1	-
Total	47,236	39,768,528	100	35,588	27,013,838	100	11,648

There were different trends of demand across various product categories during the three months ended December 31, 2010. High-carbon cold-rolled steel products accounted for 16% of the current sales mix at an average selling price of $899 per ton for the period ended December 31, 2010, compared to 27% of the sales mix at an average selling price per ton of $1,033 for the period ended December 31, 2009. The products in this category are mainly used in the automobile industry. Although sales percentages decreased, absolute sales volume increased period-on-period as a result of the Chinese government’s automobile stimulus policies in the 2009 and 2010 calendar years, which increased demand during the period. Low-carbon cold-rolled steel products accounted for 68% of the current sales mix at an average selling price of $908 per ton for the three months ended December 31, 2010, compared to 42% of the sales mix at an average selling price per ton of $680 for the three months ended December 31, 2009. The increase in demand in this category during the period was a result of our expanded customer base and increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 2% of the current sales mix at an average selling price of $872 per ton for the three months ended December 31, 2010, compared to 13% of the sales mix at an average selling price per ton of $791 for the three months ended December 31, 2009, due to a decrease in demand and volatilities in pricing in the international market period-on-period and stronger demand from the customers within China, and therefore a higher percentage of products sold domestically during the three months ended December 31, 2010.  Subcontracting income revenues accounted for $3,097,803, or 8% of the sales mix for the three months ended December 31, 2010, as compared to $3,256,866, or 12%, of the sales mix for the three months ended December 31, 2009.

	Three Months Ended December 31,
	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	872	791	81	10
Low-carbon cold-rolled	908	680	228	34
High-carbon hot-rolled	997	859	138	16
High-carbon cold-rolled	899	1,033	(134)	(13)
Subcontracting income	407	552	(145)	(26)

The average selling price per ton increased to $842 for the three months ended December 31, 2010, compared to $759 last year, representing an increase of $83, or 11%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the period.

Sales Breakdown by Major Customer

	Three Months Ended December 31,
	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Products Co., Ltd.	9,509,090	24	6,468,783	24
Shanghai Changshuo Steel Co., Ltd.	6,581,765	17	4,626,449	17
Shaoxing Wangheng Metal Plate Co., Ltd.	4,096,298	10	1,819,561	7
Wuxi Xingyu Thin Plate Co., Ltd.	2,957,368	7	-	-
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	2,799,660	7	-	-
Hangzhou Cogeneration Co., Ltd.	-	-	1,906,610	7
Marubeni-Itochu Steel Inc.	-	-	1,126,107	4
	25,944,181	65	15,947,510	59
Others	13,824,347	35	11,066,328	41
Total	39,768,528	100	27,013,838	100
* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 65% for the period ended December 31, 2010, compared to 59% for the period ended December 31, 2009. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $14,481,782, or 61.9%, period-on-period, to $37,859,665 for the period ended December 31, 2010, from $23,377,883 for the period ended December 31, 2009. Cost of sales represented 95.2% of sales revenues for the period ended December 31, 2010, compared to 86.5% for the period ended December 31, 2009. Average cost of production per ton increased to $842 for the period ended December 31, 2010, compared to an average cost of production per ton of $759 for the period ended December 31, 2009,  representing an increase of $83 per ton, or 10.%, period-on-period.

	Three Months Ended December 31,
	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	34,264,014	20,501,079	13,762,935	67.1
- Direct labor	154,025	161,579	(7,554)	(4.7)
- Manufacturing overhead	3,441,626	2,715,225	726,401	26.8
	37,859,665	23,377,883	14,481,782	61.9

Cost per unit sold
Total units sold (tons)	47,236	35,588	11,648	32.7
Average cost per unit sold ($/ton)	802	657	145	22.0

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $149, or 25.9%, from $576 for the period ended December 31, 2009, to $725 for the period ended December 31, 2010;

•	a decrease in direct labor per unit sold of $2, or 40.0%, from $5 for the period ended December 31, 2009, to $3 for the period ended December 31, 2010;

•	a decrease in factory overhead per unit sold of $3, or 3.9%, from $76 for the period ended December 31, 2009, to $73 for the period ended December 31, 2010.

The cost of raw materials consumed increased by $13,762,935, or 67.1%, period-on-period, to $34,264,014 for the period ended December 31, 2010, from $20,501,079 for the period ended December 31, 2009. This increase was mainly due to the increases in total units sold along with the increase in the cost per unit sold.

Direct labor costs decreased by $7,554, or 4.7%, period-on-period, to $154,025 for the period ended December 31, 2010, from $161,579 for the period ended December 31, 2009. The decrease was due to increase in total units sold offset by decrease in average cost per unit sold as a result of economies of scale during the period.

Manufacturing overhead costs increased by $726,401, or 26.8%, period-on-period, to $3,441,626 for the period ended December 31, 2010, from $2,715,225 for the period ended December 31, 2009. The increase was mainly attributable to the combined effect of an increase in depreciation of $871,574, or 131.6%, period-on-period, to $1,534,091 for the period ended December 31, 2010, from $662,517 for the period ended December 31, 2009, offset by an decrease in utilities and outsourcing of $42,958, or 5.3%, period-on-period, to $771,567 for the period ended December 31, 2010, from $814,525 for the period ended December 31, 2009, due to decreased outsourcing costs period-on-period.

Gross Profit. Gross profit in absolute terms decreased by $1,727,092, or 47.5%, period-on-period, to $1,908,863 for the period ended December 31, 2010, from $3,635,955 for the period ended December 31, 2009, while gross profit margin decreased to 4.8% for the period ended December 31, 2010, from 13.5% for the period ended December 31, 2009. The decrease in gross profit is mainly attributable to a 47.2% period-on-period increase in sales revenues, offset by a 61.9% period-on-period increase in cost of goods sold. The decrease in gross profit margin principally resulted from an increase in average cost per unit sold, due to the increase in raw material prices during the three months ended December 31, 2010.

Selling Expenses. Selling expenses decreased by $72,428, or 102.6%, period-on-period, to $(1,823) for the period ended December 31, 2010, compared to the corresponding period in 2009 of $70,605. The decrease was mainly attributable to refund of commissions during the period.

Administrative Expenses.  Administrative expenses increased by $71,609, or 10.9%, period-on-period, to $725,650 for the period ended December 31, 2010 compared to $654,041 for the period ended December 31, 2009. This increase was chiefly associated with travelling costs related to meetings and investment conferences during the period ended December 31, 2010.

Provision for bad debt. Provision for bad debt was $19,697 based on our policy for allowance for doubtful accounts for the period ended December 31, 2010, representing a decrease in the amount of $81,370, or 80.5%, period-on-period.

Income from Operations. Income from operations before income tax decreased by $1,657,699, or 59.8%, period-on-period, to $1,115,788 for the period ended December 31, 2010 from $2,773,487 for the period ended December 31, 2009, as a result of the factors discussed above.

Other income.  Our other income decreased $89,947, or 98.8%, to $1,094 for the period ended December 31, 2010 from $91,041 for the period ended December 31, 2009.  The decrease in other income was primarily due to lower cash balances period-on-period.

Interest Expense.  Total interest expense increased $577,647, or 210.0%, to $852,738 for the period ended December 31, 2010, from $275,091 for the period ended December 31, 2009, due to the additional long-term loan and increased interest rate period-on-period.

Income Tax. For the period ended December 31, 2010, we recognized an income tax expense of $62,363, compared to nil for the period ended December 31, 2009. The increase in income taxes reflects a higher enterprise income tax rate period-on-period subsequent to the expiry of full income tax exemption of Shanghai Blessford on December 31, 2009.

Net Income. Net income decreased by $2,387,656, or 92.2%, period-on-period, to a net income of $201,781 for the period ended December 31, 2010 from net income of $2,589,437 for the period ended December 31, 2009. The decrease in net income is attributable to a combination of the factors discussed above, including lower gross profit margin, higher interest expenses and higher income taxes rate period-on-period.

Comparison of Six Months Ended December 31, 2010 and 2009

Sales Revenues. Sales volume increased by 31,868 tons, or 55.1%, period-on-period, to 89,749 tons for the period ended December 31, 2010 from 57,881 tons for the period ended December 31, 2009 and, as a result, sales revenues increased by $29,609,156 or 67.2%, period-on-period, to $73,664,983 for the period ended December 31, 2010, from $44,055,827 for the period ended December 31, 2009. The increase in sales revenues is mainly attributable to increases in demand for low-carbon cold-rolled products used in home appliances production and high carbon cold-rolled products used in auto components manufacturing both due to favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2010 and 2009 is as follows:

	Six Months Ended December 31,
	2010			2009			Period-on- Period Qty. Variance
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales
Low carbon hard rolled	4,459	3,527,120	4.8	9,012	6,584,452	14.9	(4,553)
Low carbon cold-rolled	53,454	48,278,755	65.5	27,260	17,660,685	40.1	26,194
High-carbon hot-rolled	3,214	2,960,844	4.0	3,422	2,793,319	6.3	(208)
High-carbon cold-rolled	12,749	11,681,006	15.9	9,664	11,721,415	26.6	3,085
Subcontracting income	15,873	6,243,005	8.5	8,523	4,904,501	11.1	7,350
Sales of scrap metal	-	974,253	1.3	-	391,455	0.9	-
Total	89,749	73,664,983	100	57,881	44,055,827	100	31,868

There were different trends of demand across various product categories during the six months ended December 31, 2010. High-carbon cold-rolled steel products accounted for 15.9% of the current sales mix at an average selling price of $916 per ton for the period ended December 31, 2010, compared to 26.6% of the sales mix at an average selling price per ton of $1,213 for the period ended December 31, 2009. The products in this category are mainly used in the automobile industry. Although percentage of sales decreased, absolute sales volume increased by 3,085 tons, period-on-period, as a result of the Chinese government’s automobile stimulus policies in the 2009 and 2010 calendar years, which increased demand during the period. Low-carbon cold-rolled steel products accounted for 65.5% of the current sales mix at an average selling price of $903 per ton for the six months ended December 31, 2010, compared to 40.1% of the sales mix at an average selling price per ton of $680 for the six months ended December 31, 2009. The increase in demand in this category during the period was a result of our expanded customer base and increased orders of steel used in the production of home appliances due to government subsidies to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 4.8% of the current sales mix at an average selling price of $791 per ton for the six months ended December 31, 2010, compared to 14.9% of the sales mix at an average selling price per ton of $731 for the three months ended December 31, 2009, due to a decrease in demand and volatilities in pricing in the international market period-on-period and stronger demand from the customers within China, and therefore a higher percentage of products sold domestically during the six months ended December 31, 2010.  Subcontracting income revenues accounted for $6,243,005, or 8.5% of the sales mix for the six months ended December 31, 2010, as compared to $4,904,501, or 11.1%, of the sales mix for the six months ended December 31, 2009.

	Six Months Ended December 31,
	2010	2009	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	791	731	60	8.2
Low-carbon cold-rolled	903	648	255	39.4
High-carbon hot-rolled	921	816	105	12.9
High-carbon cold-rolled	916	1,213	(297)	(24.5)
Subcontracting income	393	575	(182)	(31.7)

The average selling price per ton increased to $821 for the six months ended December 31, 2010, compared to the $761 in 2009, representing a increase of $60, or 7.9%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the six months ended December 31, 2010.

Sales Breakdown by Major Customer

	Six Months Ended December 31,
	2010		2009
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Products Co., Ltd.	18,683,105	25	6,465,502	15
Shanghai Changshuo Steel Co., Ltd.	11,991,623	16	8,473,414	19
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	5,273,974	7	2,857,042	6
Shaoxing Wangheng Metal Plate Co., Ltd.	4,096,298	6	3,587,461	8
Zhejiang Zhoongwei Materials Co., Ltd	3,595,100	5	-	-
Hangzhou Cogeneration Co., Ltd.	-	-	2,269,786	5
	43,640,100	59	23,653,205	53
Others	30,024,883	41	20,402,622	47
Total	73,664,983	100	44,055,827	100

 * Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 59% for the period ended December 31, 2010, compared to 53% for the period ended December 31, 2009. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $29,655,522, or 74.7%, period-on-period, to $69,372,035 for the period ended December 31, 2010, from $39,716,513 for the period ended December 31, 2009. Cost of sales represented 94.2% of sales revenues for the period ended December 31, 2010 compared to 90.2% for the period ended December 31, 2009. Average cost of production per ton increased to $773 for the period ended December 31, 2010, compared to an average cost of production per ton of $686 for the period ended December 31, 2009,  representing an increase of $87 per ton, or 12.6%, period-on-period.

	Six Months Ended December 31,
	2010	2009	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	62,834,193	34,807,381	28,026,812	80.5
- Direct labor	283,884	212,473	71,411	33.6
- Manufacturing overhead	6,253,958	4,696,659	1,557,299	33.2
	69,372,035	39,716,513	29,655,522	74.7

Cost per unit sold
Total units sold (tons)	89,749	57,881	31,868	55.0
Average cost per unit sold ($/ton)	773	686	87	12.6

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $99, or 16.4%, from $601 for the period ended December 31, 2009, compared to $700 for the period ended December 31, 2010;

•	a decrease in direct labor per unit sold of $1, or 13.8%, from $4 for the period ended December 31, 2009, compared to $3 for the period ended December 31, 2010;

•	a decrease in factory overhead per unit sold of $11, or 14.1%, from $81 for the period ended December 31, 2009, compared to $70 for the period ended December 31, 2010.

The cost of raw materials consumed increased by $28,026,812, or 80.5%, period-on-period, to $62,834,193 for the period ended December 31, 2010 from $34,807,381 for the period ended December 31, 2009. This increase was mainly due to the increases in total units sold along with the increase in the cost per unit sold.

Direct labor costs increased by $71,411, or 33.6%, period-on-period, to $283,884 for the period ended December 31, 2010, from $212,473 for the period ended December 31, 2009. The increase was due to increases in total units sold offset by the decrease in average labor cost per unit sold due to economies of scale period-on-period.

Manufacturing overhead costs increased by $1,557,299, or 33.2%, period-on-period, to $6,253,958 for the period ended December 31, 2010, from $4,696,659 for the period ended December 31, 2009. The increase was mainly attributable to the combined effect of an increase in depreciation of $1,534,091, or 126.0%, period-on-period, to $2,751,616 for the period ended December 31, 2010, from $1,217,525 for the period ended December 31, 2009 and an increase in utilities of $771,567, or 81.6%, period-on-period, to $1,717,548 for the period ended December 31, 2010, from $945,981 for the period ended December 31, 2009 due to increase in total units sold.

Gross Profit. Gross profit in absolute terms decreased by $46,366, or 1.1%, period-on-period, to $4,292,948 for the period ended December 31, 2010, from $4,339,314 for the period ended December 31, 2009, while gross profit margin decreased to 5.8% for the period ended December 31, 2010, from 9.8% for the period ended December 31, 2009. The decrease in gross profit is mainly attributable to a 67.2% period-on-period increase in sales revenues, offset by a 74.7% period-on-period increase in cost of goods sold. The decrease in gross profit margin principally resulted from an increase in average cost per unit sold due to the increase in raw material prices during the six months ended December 31, 2010.

Selling Expenses. Selling expenses increased by $5,968, or 5.8%, period-on-period, to $108,382 for the period ended December 31, 2010 compared to the corresponding period in 2009 of $102,414. The increase was mainly attributable to controlling sales expenses while increasing sales during the current period.

Administrative Expenses.  Administrative expenses increased by $364,381, or 29.6%, period-on-period, to $1,597,120 for the period ended December 31, 2010 compared to $1,232,739 for the period ended December 31, 2009. This increase was chiefly associated with travelling costs related to meetings and investment conferences during the six months ended December 31, 2010.

Provision for bad debt. Provision for bad debt was $19,697 based on our policy for allowance for doubtful accounts for the period ended December 31, 2010, representing a decrease in the amount of $198,487, or 91.0%, period-on-period.

Income from Operations. Income from operations before income tax decreased by $231,446, or 8.6%, period-on-period, to $2,474,038 for the period ended December 31, 2010 from $2,705,484 for the period ended December 31, 2009, as a result of the factors discussed above.

Other income.  Other income decreased $108,351, or 97.6%, to $2,612 for the period ended December 31, 2010 from $110,963 for the period ended December 31, 2009.  The decrease in other income was primarily due to lower cash balances period-on-period.

Interest Expense.  Total interest expense increased $814,417, or 161.8%, to $1,317,851 for the period ended December 31, 2010, from $503,434 for the period ended December 31, 2009 due to the additional long-term loan and increased interest rate period-on-period.

Income Tax. For the period ended December 31, 2010, we recognized an income tax expense of $312,507, compared to $1,233 of tax benefit for the period ended December 31, 2009. The increase in income taxes reflects a higher enterprise income tax rate period-on-period subsequent to the expiry of full income tax exemption of Shanghai Blessford on December 31, 2009.

Net Income. Net income decreased by $1,467,954, or 63.4%, period-on-period, to $846,292 for the period ended December 31, 2010 from net income of $2,314,246 for the period ended December 31, 2009. The decrease in net income is attributable to a combination of factors discussed above, including lower gross profit margin, higher interest expenses and higher income taxes rate period-on-period.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2010, we had cash and cash equivalents of approximately $14.2 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Six Months Ended December 31,
	2010	2009
Net cash (used in)/provided by operating activities	$(7,117,560)	$552,633
Net cash used in investing activities	(8,365,838)	(4,746,139)
Net cash (used in)/provided by financing activities	(52,173)	3,290,769
Net cash flow	(14,809,632)	(897,299)

Operating Activities

Net cash flows used in operating activities for the period ended December 31, 2010 was $7,117,560, as compared with $552,633 provided by operating activities for the period ended December 31, 2009, for a net increase of $7,670,193 used. This increase was mainly due to reduction in cash flows from the increase in advances to suppliers of $15,271,875, as compared with a cash outflow in the amount of $601,926 for advances to suppliers during the period ended December 31, 2009. The increase in cash outflow for advances to suppliers is in line with the increasing demand for our cold-rolled products as well as orders on hand as of December 31, 2010. The decrease in operating cash flows used in operating activities was also attributed to a decrease in accounts payable and accrued expenses of $5,019,509, compared to a cash outflow of $801,406 during the period ended December 31, 2009.

For the period ended December 31, 2010, sales revenues generated from the top five major customers as a percentage of total sales increased to 59%, as compared to 53% for the period ended December 31, 2009. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended December 31, 2010 were for the purchase of property, plant and equipment related to the addition of annealing furnaces and slitting equipment at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the period ended December 31, 2010 was $8,365,838 as compared with $4,746,139 for the period ended December 31, 2009. The increase in investing activity was due to payment of the construction project related to the annealing furnaces and slitting equipment during the period ended December 31, 2010.

As of December 31, 2010, the Company had $6,921,421 in commitments for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford. Management believes that we currently have sufficient capital resources to meet these contractual commitments. We also forecast lower capital expenditures in the coming years as the Company does not have material expansion plans as at December 31, 2010.

Financing Activities

Net cash flows used in financing activities for the period ended December 31, 2010 was $52,173 as compared with $3,290,769 provided by financing activities for the period ended December 31, 2009. During the period ended December 31, 2009, the Company received short-term loans of $3,735,169, which was partially offset by repayment of short-term loans in the amount of $444,400.

On December 30, 2008, we filed a universal shelf registration statement with the SEC which has been declared effective. The shelf registration permits us to issue securities valued at up to an aggregate of $40 million and give us the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

While we currently generate sufficient operating cash flows to support our working capital requirements, our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. Our inability to renew our current bank debt that is due in July 2011, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Current Assets

Current assets decreased by $4,563,524, or 3.9%, period-on-period, to $113,218,348 as of December 31, 2010, from $117,781,872 as of June 30, 2010, principally as a result of a decrease in accounts receivable of $12,695,208, or 32.1%, period-on-period, due to our strengthened efforts in credit collection during the period, a decrease in cash and cash equivalents by $14,809,632, or 51.0%, period-on-period, and offset by an increase in inventories of $3,576,254, or 12.5%, period-on-period, and advances to suppliers of $16,252,714, or 116.4%, period-on-period.

Accounts receivable, representing 23.8% of total current assets as of December 31, 2010, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended December 31, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable December 31 and June 30, 2010:

December 31, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 Days	over 1 year
TOTAL	27,944,881	19,812,869	554,371	1,615,693	4,898,381	156,240	907,327
%	100	71	2	6	18	>1	3

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 Days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, since the year ended June 30, 2009, we have halted all our sales transactions directly with customers in the Philippines as we consider the associated credit risk being relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

 Current Liabilities

Current liabilities decreased by $4,797,706, or 9.9%, period-on-period, to $43,647,421 as of December 31, 2010, from $48,445,127 as of June 30, 2010. The decrease was mainly attributable to a decrease in accounts payable and accrued expenses of $5,562,904, or 55.9%, period-on-period, and a decrease in advances from customers of $1,043,355, or 31.9%, period-on-period, offset by an increase in current income taxes payable of $401,856, or 7.5%, period-on-period.

As of December 31, 2010, we had $26,617,609 in short term-loans. These short term loans were renewed in July 2010 for one year and will be due on July 31, 2011. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the period ended December 31, 2010, we invested $6,500,332 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces and slitting equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2010, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG	July 23, 2010	July 31, 2011	1 year	1.15 times of the PBOC rate	$ RMB	7,987,738 (52,737,444)
Raiffeisen Zentralbank Österreich AG	July 23, 2010	July 31, 2011	1 year	1.15 times of the PBOC rate	$ RMB	18,629,871 (123,000,000)
DEG – Deutsche Investitions – und Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$ RMB	18,566,257 (122,580,000)
Total						$45,183,866

As of December 31, 2010, we had $26,617,609 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, and $18,566,257 in long-term loan secured by plant and machinery, as illustrated in the above table.

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

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of December 31, 2010, the Company also had $6,921,421 in contractual commitments for interest relating to its short-term and long-term loans and share capital injection commitment related to Shanghai Blessford. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2010, debt obligations include principal repayments and interest payments:

	Payments Due By Year
	Total	Fiscal Year 2011	Fiscal Year 2012-2013	Fiscal Year 2014-2015	Fiscal Years 2016 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$28,396,066	$889,228	$27,506,838	$-	$-
Long-Term Debt Obligations	$21,558,173	$460,295	$8,991,505	$8,255,033	$3,851,340
Share Capital Injection Commitments	$2,151,050	2,151,050	-	-	-
Total	$52,105,289	$3,500,573	$36,498,342	$8,255,033	$3,851,340

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At December 31, 2010, approximately 4% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the period ended December 31, 2010, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31, 2010 and June 30, 2010, the Company had $1,041,244 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the six months ended December 31, 2010 and 2009 were $19,697 and $218,184, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At December 31 and June 30, 2010, the Company had allowances for advances to suppliers of $1,687,999 and $1,643,419, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At December 31, 2010, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of June 30, 2010 and no impairment charges were recognized for the relevant periods. As of December 31, 2010, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. As of December 31, 2010, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the period ended December 31, 2010, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on our assessment, Mr. Chen and Ms. Li determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

Date: February 14, 2011	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)