Form 10-Q
period 2011-03-31
China Precision Steel, Inc.
filed 2011-05-16
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
87 Wing Lok Street,Sheungwan, Hong Kong
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q
Three and Nine Months Ended March 31, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		March 31,	June 30,
	Notes	2011	2010
		(Unaudited)
Assets

Current assets
Cash and cash equivalents		$16,407,991	$29,036,706
Accounts receivable
Trade, net of allowances of $1,049,782 and $1,013,744
at March 31, 2011 and June 30, 2010, respectively	5	27,272,741	39,598,845
Bills receivable		553,324	4,760,816
Other		769,968	1,369,219
Inventories	6	32,707,700	28,522,198
Prepaid expenses		777,248	534,882
Advances to suppliers, net of allowance of $1,701,841
and $1,643,419 at March 31, 2011 and June 30, 2010, respectively	7	35,521,882	13,959,206

Total current assets		114,010,854	117,781,872

Property, plant and equipment
Property, plant and equipment, net	8	73,477,212	69,907,194
Construction-in-progress	9	6,844,726	3,983,450

		80,321,938	73,890,644

Intangible assets, net	10	1,878,394	1,844,995

Goodwill		99,999	99,999

Total assets		$196,311,185	$193,617,510

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$27,333,697	$25,965,421
Accounts payable and accrued liabilities		5,302,263	9,952,109
Advances from customers		3,860,501	3,266,377
Other taxes payables		4,217,926	3,868,220
Current income taxes payable		5,723,681	5,393,000

Total current liabilities		46,438,068	48,445,127

Long-term loan	12	18,000,000	18,075,914

Stockholders' equity:
Preferred stock: $0.001 par value, 8,000,000 shares
authorized, no shares outstanding at March 31, 2011 and
June 30. 2010, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares
authorized, 46,562,955 issued and outstanding at
March 31, 2011 and June 30, 2010, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		15,433,828	10,630,975
Retained earnings		40,750,343	40,776,548

Total stockholders' equity		131,873,117	127,096,469

Total liabilities and stockholders' equity		$196,311,185	$193,617,510

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended March 31, 2011 and 2010
(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2011	2010	2011	2010

Sales revenues		$31,489,118	$29,990,596	$105,154,101	$74,046,423
Cost of goods sold		31,530,734	26,560,721	100,902,769	66,277,234
Gross (loss)/profit		(41,616)	3,429,875	4,251,332	7,769,189

Operating expenses
Selling expenses		93,172	124,589	201,554	227,003
Administrative expenses		111,068	773,102	1,708,188	2,005,841
Allowance for bad and doubtful debts		126	16	19,823	218,200
Depreciation and amortization expense		50,173	37,857	143,884	118,350

Total operating expenses		254,539	935,564	2,073,449	2,569,394

(Loss)/income from operations		(296,155)	2,494,311	2,177,883	5,199,795

Other income/(expense)
Other revenues		627	9,790	3,239	120,753
Interest and finance costs		(591,118)	(171,928)	(1,908,969)	(675,362)

Total other expense		(590,491)	(162,138)	(1,905,730)	(554,609)

(Loss)/income from operations before income tax		(886,646)	2,332,173	272,153	4,645,186

Provision for income tax	14
Current		(14,149)	320,819	298,358	319,586

Total income tax expense		(14,149)	320,819	298,358	319,586

Net (loss)/income		$(872,497)	$2,011,354	$(26,205)	$4,325,600

Basic (loss)/earnings per share	15	$(0.02)	$0.04	$(0.00)	$0.09

Basic weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Diluted (loss)/earnings per share	15	$(0.02)	$0.04	$(0.00)	$0.09

Diluted weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Components of comprehensive income/(loss):
Net (loss)/income		$(872,497)	$2,011,354	$(26,205)	$4,325,600
Foreign currency translation adjustment		1,334,946	20,003	4,802,853	84,109

Comprehensive income		$462,449	$2,031,357	$4,776,648	$4,409,709

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended March 31, 2011

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2010	45,562,955	46,563	75,642,383	10,630,975	40,776,548	127,096,469

Foreign currency translation adjustment	-	-	-	4,802,853	-	4,802,853
Net loss	-	-	-	-	(26,205)	(26,205)

Balance at March 31, 2011 (unaudited)	45,562,955	$46,563	$75,642,383	$15,433,828	$40,750,343	$131,873,117

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities
Net (loss)/income	$(26,205)	$4,325,600
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,931,643	3,850,697
Allowance for bad and doubtful debts	-	218,200
Inventory provision	-	42,537
Net changes in assets and liabilities:
Accounts receivable, net	18,758,490	4,173,882
Inventories	(3,171,550)	(16,187,073)
Prepaid expenses	(236,418)	(198,228)
Advances to suppliers	(21,066,432)	3,047,186
Accounts payable and accrued expenses	(4,980,726)	(1,261,253)
Advances from customers	478,006	5,244,952
Other taxes payable	212,193	(3,062,421)
Income taxes payable	138,962	518,499

Net cash (used in)/provided by operating activities	(3,962,037)	712,578

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(9,635,527)	(4,927,077)

Net cash used in investing activities	(9,635,527)	(4,927,077)

Cash flows from financing activities
Loan proceeds	497,816	3,735,771
Repayments of short-term loans	(771,106)	(444,471)

Net cash (used in)/provided by financing activities	(273,290)	3,291,300

Effect of exchange rate	1,242,139	8,583

Net decrease in cash	(12,628,715)	(914,616)

Cash and cash equivalents, beginning of period	29,036,706	13,649,587

Cash and cash equivalents, end of period	$16,407,991	$12,734,971

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying unaudited consolidated financial statements as of March 31, 2011 and for the periods ended March 31, 2011 and 2010 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2011.

3.         Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less when purchased to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

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

Allowance for Doubtful Accounts - The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2011 and June 30, 2010, the Company had $1,049,782 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the nine months ended March 31, 2011 and 2010 were $19,823 and $218,200, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

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

Advances to Suppliers - In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of March 31, 2011 and June 30, 2010, the Company had allowances of advances to suppliers of $1,701,841 and $1,643,419, respectively.

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

Capitalized Interest - The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2011 and 2010, the Company capitalized nil and $395,004, respectively, of interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in the 2011 and 2010 periods.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the nine months ended March 31, 2011 and 2010, the Company’s pension cost charged to the statements of operations under the plan amounted to $156,227 and $128,273, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments - The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2011 and June 30, 2010 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4.         Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during nine months ended March 31, 2011 and 2010 is as follows:
a. Customers	2011	% to sales	2010	% to sales
Shanghai Shengdejia Metal Co. Ltd	23,169,045	22	12,322,906	17
Shanghai Changshuo Steel Company, Ltd	16,927,848	16	15,806,668	21

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during nine months ended March 31, 2011 and 2010 is as follows:

b. Suppliers	2011	% to consumption	2010	% to consumption
Dachang Huizu Baosheng Steel Products Co., Ltd.	23,306,122	27	23,876,549	31
Zhejinag Wuchan Metal Group Co., Ltd.	14,875,802	17	-*	-*
Wuxi Hangda Trading Co., Ltd.	14,493,971	16	13,515,717	18
Guangzhou Zhujiang Steel Co., Ltd.	-*	-*	10,265,428	14

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

5.         Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $27,272,741 and $39,598,845 as of March 31, 2011 and June 30, 2010, respectively.

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

As of March 31, 2011 and June 30, 2010, inventories consisted of the following:

At cost:	March 31, 2011	June 30, 2010
Raw materials	$6,802,876	$5,551,003
Work in progress	9,465,863	15,443,410
Finished goods	12,488,827	4,291,384
Consumable items	3,950,134	3,279,217
	32,707,700	28,565,014
Less: provision	-	(42,816)
	$32,707,700	$28,522,198

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be serviced and replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,566,399 (June 30, 2010: $6,588,535) were pledged for short-term loans totaling $18,782,641 at March 31, 2011 (June 30, 2010: $18,137,848).

7.         Advances to Suppliers

Advances to suppliers are shown net of allowances of $1,701,841 and $1,643,419 at March 31, 2011 and June 30, 2010, respectively.

The majority of our advances to suppliers greater than 180 days as of March 31, 2011 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8.         Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2011	June 30, 2010
Plant and machinery	$71,663,163	$62,486,750
Buildings	22,745,586	21,964,748
Motor vehicles	690,132	554,368
Office equipment	512,200	472,537
	95,611,081	85,478,403
Less: Accumulated depreciation	(22,133,869)	(15,571,209)
	$73,477,212	$69,907,194

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three and nine months ended March 31, 2011, depreciation totaling $1,107,654 and $3,859,270, respectively, was included as a component of cost of goods sold (March 31, 2010: $983,734 and $2,334,882, respectively).

Plant and machinery amounting to $38,715,225 (June 30, 2010: $40,543,231) and $22,092,361 (June 30, 2010: $23,161,753) were pledged for short-term loans totaling $26,835,880 and long-term loans totaling $18,000,000, respectively, at March 31, 2011 (June 30, 2010: $25,965,421 and $18,075,914, respectively).

9.         Construction-In-Progress

As of March 31, 2011 and June 30, 2010, construction-in-progress consisted of the following:

	March 31, 2011	June 30, 2010
Construction costs	$6,844,726	$3,983,450

Construction-in-progress represents construction and installations of annealing furnaces and testing equipment.

10.         Intangible Assets

Intangible assets include computer software and land use rights.

Land use rights amounting to $1,872,240 (June 30, 2010: $1,837,140) were pledged for short-term loans totaling $26,835,880 (June 30, 2010: $25,965,421).

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

11.         Short-Term Loans

Short-term loans consisted of the following:
	March 31, 2011	June 30, 2010
Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.97% at March 31, 2011) per annum (Notes 8 and 10)	8,053,239	5,300,000
Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by PBOC (6.97% at March 31, 2011) per annum (Notes 8 and 10)	-	2,527,573
Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	497,817	-
Bank loan dated June 18, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by PBOC (6.97% at March 31, 2011) per annum (Notes 6, 8 and 10)	18,782,641	18,137,848
	$27,333,697	$25,965,421

The above bank loans outstanding as at March 31, 2011 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that is secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by PBOC, due on July 31, 2011, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at March 31, 2011 and June 30, 2010 was 6.96% and 5.59%, respectively.

12.         Long-Term Loan

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD London Interbank Offered Rate (“LIBOR”). On June 23, 2010, the Company drew $18,000,000 against this facility and exchanged such amount to RMB122,580,000 at the then prevailing exchange rate. This RMB loan balance is translated into USD at the exchange rates prevailing at each balance sheet date. Starting from the period ended March 31, 2011, any difference in amount at each balance sheet date compared with the loan principal of $18,000,000 is accounted for as exchange gain or loss for the relevant period as the loan will be repaid in USD at maturity.

	March 31 2011,	June 30, 2010
Bank loan dated January 29, 2010, due June 22, 2017 with an interest rate of LIBOR plus 4.5% (4.9608% at March 31, 2011) per annum (Note 8)	18,000,000	$18,075,914

The above loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities.

Maturities of long-term loan for the years ending June 30:

2011	$-
2012	$3,600,000
2013	$3,600,000
2014	$3,600,000
2015	$3,600,000
2016	$3,600,000
Total	$18,000,000

13.         Stock Warrants

In connection with a Stock Purchase Agreement dated February 16, 2007 for the Company’s private placement offerings (the “Private Placement”), on February 22, 2007, the Company issued warrants to the placement agents to purchase an aggregate of 1,300,059 shares of Common Stock as partial compensation for services rendered in connection with the Private Placement valued at $2,770,349. The value of the warrants was considered syndication fees and was recorded to additional paid-in capital. 851,667 of these warrants were exercised during the year ended June 30, 2008. The remaining warrants were not exercised and expired on November 5, 2010.

On February 22, 2007, the Company issued warrants to purchase up to 100,000 shares of Common Stock to the Company's then investor relations consultants valued at $447,993. The value of these was considered syndication fees in association with the Private Placement and was recorded to additional paid-in capital. These warrants were not exercised and expired on February 22, 2010.

On November 6, 2007, in connection with the Subscription Agreement, the Company issued to certain institutional accredited investors warrants to purchase 1,420,000 shares of Common Stock valued at $5,374,748, and Roth Capital Partners, LLC, as placement agent, received warrants to purchase 225,600 shares of Common Stock valued at $887,504. These amounts were recorded as syndication fees offsetting additional paid-in capital. Warrants issued to Roth Capital were not exercised and expired on November 5, 2010.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2010	Granted	Expired or Exercised	Outstanding March 31, 2011	Expiration Date
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14.            Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Nine months ended March 31,
	2011	2010
Tax savings	$121,692	$855,583

Benefit per share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2011 and June 30, 2010 are as follows:

Deferred tax assets and liabilities:	March 31, 2011	June 30, 2010
Net operating loss carried forward	$2,208,935	$1,938,915
Temporary differences resulting from allowances	1,987,538	1,906,348
Net deferred income tax asset	4,196,473	3,845,263
Valuation allowance	(4,196,473)	(3,845,263)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately US$18,912,781 as of March 31, 2011 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Nine months ended March 31,
	2011	2010
Computed tax at the PRC statutory rate of 25%	$(2,138)	$1,091,466
Valuation allowance	351,210	88,481
Income not subject to tax	(81,188)	(3,545)
Under/(over) provision in current year	152,166	(1,233)
Benefit of tax holiday	(121,692)	(855,583)
Income tax expense per books	$298,358	319,586

Income tax expense consists of:
	Nine months ended March 31,
	2011	2010
Income tax expense for the period - PRC	$298,358	$319,586

Deferred income tax benefit - PRC	-	-

Income tax expense per books	$298,358	$319,586

15.            Earnings/(loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three and nine months ended March 31, 2011, warrants to purchase 1,420,000 shares at an exercise price of $8.45 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

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

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2011:
Net loss	$(872,497)
Basic EPS loss available to common shareholders	$(872,497)	46,562,955	$(0.02)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(872,497)	46,562,955	$(0.02)
For the three months ended March 31, 2010:
Net income	$2,011,354
Basic EPS income available to common shareholders	$2,011,354	46,562,955	$0.04
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$2,011,354	46,562,955	$0.04

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2011:
Net loss	$(26,205)
Basic EPS loss available to common shareholders	$(26,205)	46,562,955	$(0.00)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(26,205)	46,562,955	$(0.00)
For the nine months ended March 31, 2010:
Net income	$4,325,600
Basic EPS income available to common shareholders	$4,325,600	46,562,955	$0.09
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$4,325,600	46,562,955	$0.09

16.            Capital Commitments

As of March 31, 2011, the Company had contractual commitments of $2,151,050 (June 30, 2010: $4,556,039) for share capital injection commitment related to Shanghai Blessford.

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

The recent decline in our market capitalization and stock price has triggered an impairment test under ASC 360 for the nine months ended March 31, 2011 and no impairment charges were recognized for the relevant period. As of March 31, 2011, the Company expects these assets to be fully recoverable based on the result of the impairment test.

Goodwill amounting to $99,999 as at March 31, 2011 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s consolidated financial condition at March 31, 2011 (unaudited) and June 30, 2010, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine months ended March 31, 2011 and 2010.

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

Third Quarter Financial Performance Highlights

Our third fiscal quarters are usually slower than other quarters of our fiscal year due to the Chinese New Year holidays and a shorter February month. This year 10 days of production were lost due to the holidays and we also experienced slower customer orders during the quarter due to uncertainties in the continuality of certain PRC stimulus policies which impact our end markets and in global demand. We have seen increased selling prices but also faster increases in the cost of raw materials. Although demand improved towards the end of the third quarter and the there are expectations of an overall increase in domestic consumption going forward, we may not be able to fully pass on the increase in cost to our customers. We remain cautiously optimistic with increasing demand but also the possibilities that there may be further increases in raw material costs.

During the three months ended March 31, 2011, we sold a total of 36,475 tons of products, a decrease of 478 tons from 36,953 tons during the same period a year ago, due to slower demand and outlook uncertainties during the period. Demand uncertainties and increased cost of sales, mainly increased raw material costs, have led to a gross loss of $41,616 and a net loss of $872,497 for the three months ended March 31, 2011. We are currently operating a total of three cold rolling mills at a combined utilization rate of approximately 70% as of March 31, 2011.  Total Company backlog as of March 31, 2011 was $21,760,105.

To combat high inflation and rising costs in China and to increase overall profitability, we are actively working on expanding our customer base to increase total demand and reduce per unit cost, and on optimizing our product mix by carrying out research and development (“R&D”) to improve profitability for existing product types and by prioritizing sales of higher margin products among existing customers and markets. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers and strengthen collection of accounts receivable with the goal to maintain overall healthy sales volume, margins and cash positions.

We believe that high barriers to entry in the Chinese domestic precision cold-rolled steel industry still exist because of the level of technological expertise and the amount of capital required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and rising steel prices could have adverse impacts on our gross margins in the near future, the medium to long term prospects of our niche remain highly optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the third fiscal quarter:

•	Revenues: Our revenues were approximately $31.5 million for the third quarter, an increase of 5.0% from last year.

•	Gross Margin: Gross margin was (0.1)% for the third quarter, as compared to 11.4% last year.

•	(Loss)/income from operations before tax: Loss from operations before tax was approximately $0.9 million for the third quarter, as compared to income of approximately $2.3 million last year.

•	Net (loss)/income: Net loss was approximately $0.9 million for the third quarter, as compared to income of approximately $2.0 million last year.

•	Fully diluted (loss)/income per share: Fully diluted loss per share was $(0.02) for the third quarter, compared to income of $0.04 last year.
Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Nine Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,				Nine Months Ended March 31,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$31,489,118	100.0	$29,990,596	100.0	$105,154,101	100.0	$74,046,423	100.0
Cost of sales (including depreciation and amortization)	31,530,734	100.1	26,560,721	88.6	100,902,769	96.0	66,277,234	89.5
Gross (loss)/profit	(41,616)	(0.1)	3,429,875	11.4	4,251,332	4.0	7,769,189	10.5
Selling and marketing expenses	93,172	0.3	124,589	0.4	201,554	0.2	227,003	0.3
Administrative expenses	111,068	0.4	773,102	2.6	1,708,188	1.6	2,005,841	2.7
Allowance for bad and doubtful debts	126	<0.1	16	<0.1	19,823	<0.1	218,200	0.3
Depreciation and amortization expense	50,173	0.2	37,857	0.1	143,884	0.1	118,350	0.2
Total operating expenses	254,539	0.8	935,564	3.1	2,073,449	2.0	2,569,394	3.5
(Loss)/income from operations	(296,155)	(1.0)	2,494,311	8.3	2,177,883	2.1	5,199,795	7.0
Other revenues	627	<0.1	9,790	<0.1	3,239	<0.1	120,753	0.2
Interest and finance costs	(591,118)	(1.9)	(171,928)	(0.6)	(1,908,969)	(1.8)	(675,362)	(0.9)
Total other (expense)	(590,491)	(1.9)	(162,138)	(0.5)	(1,905,730)	(1.8)	(554,609)	(0.7)
(Loss)/income before income taxes	(886,646)	(2.8)	2,332,173	7.8	272,153	0.3	4,645,186	6.3
Income tax (benefit)/expense	(14,149)	<(0.1)	320,819	1.1	298,358	0.3	319,586	0.4
Net (loss)/income	$(872,497)	(2.8)	$2,011,354	6.7	$(26,205)	<(0.1)	$4,325,600	5.8
Basic (loss)/earnings per share	$(0.02)		$0.04		$(0.00)		$0.09
Diluted (loss)/earnings per share	$(0.02)		$0.04		$(0.00)		$0.09

Sales Revenues. Sales volume decreased by 478 tons, or 1.3%, period-on-period, to 36,475 tons, for the period ended March 31, 2011, from 36,953 tons for the period ended March 31, 2010 and sales revenues increased by $1,498,522, or 5.0%, period-on-period, to $31,489,118 for the period ended March 31, 2011, from $29,990,596 for the period ended March 31, 2010. The increase in sales revenues is mainly attributable to higher average selling prices and was offset by a lower volume sold.

Sales by Product Line

A breakdown of our sales by product line for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011			2010			Period-on- Period Qty. Variance
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales
Low carbon hard rolled	225	278,168	1	5,802	4,071,505	14	(5,577)
Low carbon cold-rolled	27,827	23,031,005	73	19,148	14,836,000	49	8,679
High-carbon hot-rolled	715	733,907	2	1,521	1,361,571	4	(806)
High-carbon cold-rolled	7,065	6,775,354	22	5,441	5,561,538	19	1,624
Subcontracting income	643	96,601	<1	5,041	3,902,652	13	(4,398)
Sales of scrap metal	-	574,083	2	-	257,330	1	-
Total	36,475	31,489,118	100	36,953	29,990,596	100	(478)

There were different trends of demand across various product categories during the three months ended March 31, 2011. High-carbon cold-rolled steel products accounted for 22% of the current sales mix, at an average selling price of $959 per ton for the period ended March 31, 2011, compared to 19% of the sales mix at an average selling price per ton of $1,022 for the period ended March 31, 2010. The products in this category are mainly used in the automobile industry. Sales increased period-on-period as a result of a growing demand despite the termination of automobile stimulus policies by the Chinese government at the beginning of 2011 calendar year. Low-carbon cold-rolled steel products accounted for 73% of the current sales mix at an average selling price of $828 per ton for the three months ended March 31, 2011, compared to 49% of the sales mix at an average selling price per ton of $775 for the three months ended March 31, 2010. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances due to subsidies granted by the Chinese government to encourage consumer spending in the prior year. Low-carbon hard-rolled steel products accounted for 1% of the current sales mix at an average selling price of $1,236 per ton for the three months ended March 31, 2011, compared to 14% of the sales mix at an average selling price per ton of $702 for the three months ended March 31, 2010, as customers held off orders due to demand uncertainties in the global market. Subcontracting income revenues accounted for $96,601, or less than 1% of the sales mix for the three months ended March 31, 2011, as compared to $3,902,652, or 13%, of the sales mix for the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	1,236	702	534	76
Low-carbon cold-rolled	828	775	53	7
High-carbon hot-rolled	1,026	895	131	15
High-carbon cold-rolled	959	1,022	(63)	(6)
Subcontracting income	150	774	(624)	(81)

The average selling price per ton increased to $863 for the three months ended March 31, 2011, compared to $812 last year, representing an increase of $51, or 6.3%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the period.

Sales Breakdown by Major Customer

	Three Months Ended March 31,
	2011		2010
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Steel Co., Ltd.	5,063,932	16	7,333,423	24
Shanghai Shengdejia Metal Products Co., Ltd.	4,548,200	14	5,857,561	20
Wuxi Xingyu Thin Plate Co., Ltd.	3,559,802	11	-*	-*
Sinolight Materials Corporation	3,293,373	11	-*	-*
Zhejiang Aoguan Thin Plate Co., Ltd.	2,994,056	10	-*	-*
Hangzhou Cogeneration Co., Ltd.	-*	-*	5,394,598	18
Fortune Best Corporation Limited	-*	-*	1,357,560	5
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	-*	-*	944,460	3
	19,459,363	62	20,887,602	70
Others	12,029,755	38	9,102,994	30
Total	31,489,118	100	29,990,596	100
* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 62% for the period ended March 31, 2011, compared to 70% for the period ended March 31, 2010. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $4,970,013, or 18.7%, period-on-period, to $31,530,734 for the period ended March 31, 2011, from $26,560,721 for the period ended March 31, 2010. Cost of sales represented 100.1% of sales revenues for the period ended March 31, 2011, compared to 96.0% for the period ended March 31, 2010. Average cost of production per ton increased to $864 for the period ended March 31, 2011, compared to an average cost of production per ton of $719 for the period ended March 31, 2010, representing an increase of $145 per ton, or 20%, period-on-period.

	Three Months Ended March 31,
	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	28,587,486	24,048,082	4,539,404	18.9
- Direct labor	136,986	151,579	(14,593)	(9.6)
- Manufacturing overhead	2,806,262	2,361,060	445,202	18.9
	31,530,734	26,560,721	4,970,013	18.7

Cost per unit sold
Total units sold (tons)	36,475	36,953	(478)	(1.3)
Average cost per unit sold ($/ton)	864	719	145	20.0

The increase in cost of sales is represented by the combined effect of:

☐	an increase in cost of raw materials per unit sold of $133, or 20.4%, from $651 for the period ended March 31, 2010, to $784 for the period ended March 31, 2011;

☐	direct labor per unit sold of $4 for the period ended March 31, 2011 and 2010; and

☐	an increase in factory overhead per unit sold of $13, or 20.3%, from $64 for the period ended March 31, 2010, to $77 for the period ended March 31, 2011.

The cost of raw materials consumed increased by $4,539,404, or 18.9%, period-on-period, to $28,587,486 for the period ended March 31, 2011, from $24,048,082 for the period ended March 31, 2010. This increase was mainly due to the increases in steel prices during the 2011 period.

Direct labor costs decreased by $14,593, or 9.6%, period-on-period, to $136,986 for the period ended March 31, 2011, from $151,579 for the period ended March 31, 2010. The decrease was due to decrease in total units sold during the period as compared to prior year.

Manufacturing overhead costs increased by $445,202, or 18.9%, period-on-period, to $2,806,262 for the period ended March 31, 2011, from $2,361,060 for the period ended March 31, 2010. The increase was mainly attributable to the combined effect of an increase in depreciation of $123,920, or 12.6%, period-on-period, to $1,107,654 for the period ended March 31, 2011, from $983,734 for the period ended March 31, 2010, and an increase in utilities of $200,852, or 35.5%, period-on-period, to $766,810 for the period ended March 31, 2011, from $565,958 for the period ended March 31, 2010, due to increased utilities and outsourcing costs period-on-period.

Gross Profit.  Gross profit in absolute terms decreased by $3,471,491, or 101.2%, period-on-period, to a loss of $41,616 for the period ended March 31, 2011, from $3,429,875 for the period ended March 31, 2010, while gross profit margin decreased to (0.1)% for the period ended March 31, 2011, from 11.4% for the period ended March 31, 2010. The decrease in gross profit is mainly attributable to a 18.7% period-on-period increase in cost of goods sold, offset by a 5.0% period-on-period increase in sales revenues. The decrease in gross profit margin principally resulted from an increase in average cost per unit sold, largely due to the increase in raw material prices during the three months ended March 31, 2011.

Selling Expenses. Selling expenses decreased by $31,417, or 25.2%, period-on-period, to $93,172 for the period ended March 31, 2011, compared to the corresponding period in 2010 of $124,589. The decrease was mainly attributable to a lower amount of exports and therefore lower sales commissions during the period.

Administrative Expenses.   Administrative expenses decreased by $662,034, or 85.6%, period-on-period, to $111,068 for the period ended March 31, 2011, compared to $773,102 for the period ended March 31, 2010. This decrease was mainly associated with the exchange gain resulted from the favorable movement of RMB against USD for our USD denominated long-term loan during the period ended March 31, 2011.

Provision for bad debt. Provision for bad debt was $126 based on our policy for allowance for doubtful accounts for the period ended March 31, 2011, representing a $110, or 687.5%, increase period-on-period.

Income from Operations. Income from operations before income tax decreased by $3,218,819, or 138.0%, period-on-period, to a loss of $886,646 for the period ended March 31, 2011, from income of $2,332,173 for the period ended March 31, 2010, as a result of the factors discussed above.

Other income.  Our other income decreased $9,163, or 93.6%, to $627 for the period ended March 31, 2011 from $9,790 for the period ended March 31, 2010.  The decrease in other income was primarily due to lower interest income from lower cash balances period-on-period.

Interest Expense.  Total interest expense increased $419,190, or 243.8%, to $591,118 for the period ended March 31, 2011, from $171,928 for the period ended March 31, 2010, due to the additional long-term loan and increased interest rate period-on-period.

Income Tax. For the period ended March 31, 2011, we recognized an income tax benefit of $14,149, compared to income tax expense of $320,819 for the period ended March 31, 2010. The decrease in income taxes reflects the loss in the current year as compared to income in the prior year.

Net Income. Net income decreased by $2,883,851, or 143.4%, period-on-period, to a net loss of $872,497 for the period ended March 31, 2011 from net income of $2,011,354 for the period ended March 31, 2010. The decrease in net income is attributable to a combination of the factors discussed above, including a gross loss and higher interest expenses period-on-period.

Comparison of Nine Months Ended March 31, 2011 and 2010

Sales Revenues. Sales volume increased by 31,390 tons, or 33.1%, period-on-period, to 126,224 tons for the period ended March 31, 2011 from 94,834 tons for the period ended March 31, 2010 and, as a result, sales revenues increased by $31,107,678 or 42.0%, period-on-period, to $105,154,101 for the period ended March 31, 2011, from $74,046,423 for the period ended March 31, 2010. The increase in sales revenues is mainly attributable to increases in demand for low-carbon cold-rolled products used in home appliances production and high carbon cold-rolled products used in auto components manufacturing due to a generally growing market and favorable government policies and subsidies to encourage consumer spending.

Sales by Product Line

A breakdown of our sales by product line for the nine months ended March 31, 2011 and 2010 is as follows:

	Nine Months Ended March 31,
	2011			2010			Period-on- Period Qty. Variance
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales
Low carbon hard rolled	4,684	3,805,289	3.6	14,815	10,656,001	14.4	(10,131)
Low carbon cold-rolled	81,281	71,309,759	67.8	46,408	32,496,382	43.9	34,873
High-carbon hot-rolled	3,929	3,694,751	3.5	4,943	4,154,948	5.6	(1,014)
High-carbon cold-rolled	19,814	18,456,360	17.6	15,104	17,283,214	23.3	4,710
Subcontracting income	16,516	6,339,606	6.0	13,564	8,807,092	11.9	2,952
Sales of scrap metal	-	1,548,336	1.5	-	648,786	0.9	-
Total	126,224	105,154,101	100	94,834	74,046,423	100	31,390

There were different trends of demand across various product categories during the nine months ended March 31, 2011. High-carbon cold-rolled steel products accounted for 17.6% of the current sales mix at an average selling price of $931 per ton for the period ended March 31, 2011, compared to 23.3% of the sales mix at an average selling price per ton of $1,144 for the period ended March 31, 2010. The products in this category are mainly used in the automobile industry. Although percentage of sales decreased, absolute sales volume increased by 4,710 tons, period-on-period, as a result of a growing automobile market despite the termination of stimulus policies by the Chinese government at the beginning of 2011 calendar year. Low-carbon cold-rolled steel products accounted for 67.8% of the current sales mix at an average selling price of $877 per ton for the nine months ended March 31, 2011, compared to 43.9% of the sales mix at an average selling price per ton of $700 for the nine months ended March 31, 2010. The increase in demand in this category during the period was a result of our expanded customer base and increased orders of steel used in the production of home appliances due to government subsidies to encourage consumer spending. Low-carbon hard-rolled steel products accounted for 3.6% of the current sales mix at an average selling price of $812 per ton for the nine months ended March 31, 2011, compared to 14.4% of the sales mix at an average selling price per ton of $719 for the nine months ended March 31, 2010, as customers held off orders due to demand uncertainties and price volatilities in the global market during the nine months ended March 31, 2011. Subcontracting income revenues accounted for $6,339,606, or 6.0% of the sales mix for the nine months ended March 31, 2011, as compared to $8,807,092, or 11.9%, of the sales mix for the nine months ended March 31, 2010.

	Nine Months Ended March 31,
	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	812	719	93	12.9
Low-carbon cold-rolled	877	700	177	25.3
High-carbon hot-rolled	940	841	99	11.8
High-carbon cold-rolled	931	1,144	(213)	(18.6)
Subcontracting income	384	649	(265)	(40.8)

The average selling price per ton increased to $833 for the nine months ended March 31, 2011, compared to the $781 in 2010, representing an increase of $52, or 6.7%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the nine months ended March 31, 2011.

Sales Breakdown by Major Customer

	Nine Months Ended March 31,
	2011		2010
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Products Co., Ltd.	23,169,045	22	12,322,906	17
Shanghai Changshuo Steel Co., Ltd.	16,927,848	16	15,806,668	21
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	6,398,355	6	3,801,610	5
Wui Xingyu Thin Plate Co., Ltd	8,572,640	8	-*	-*
Shaoxing Wangheng Metal Plate Co., Ltd.	7,492,674	7	4,115,784	6
Hangzhou Cogeneration Co., Ltd.	-*	-*	5,394,018	7
	62,560,562	59	41,440,986	56
Others	42,593,539	41	32,605,437	44
Total	105,154,101	100	74,046,423	100

  * Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 59% for the period ended March 31, 2011, compared to 56% for the period ended March 31, 2010. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold.  Cost of sales increased by $34,625,535, or 52.2%, period-on-period, to $100,902,769 for the period ended March 31, 2011, from $66,277,234 for the period ended March 31, 2010. Cost of sales represented 96.0% of sales revenues for the period ended March 31, 2011 compared to 89.5% for the period ended March 31, 2010. Average cost of production per ton increased to $799 for the period ended March 31, 2011, compared to an average cost of production per ton of $699 for the period ended March 31, 2010, representing an increase of $100 per ton, or 14.3%, period-on-period.

	Nine Months Ended March 31,
	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	91,421,679	58,897,782	32,523,897	55.2
- Direct labor	420,870	411,199	9,671	2.4
- Manufacturing overhead	9,060,220	6,968,253	2,091,967	30.0
	100,902,769	66,277,234	34,625,535	52.2

Cost per unit sold
Total units sold (tons)	126,224	94,834	31,390	33.0
Average cost per unit sold ($/ton)	799	699	100	14.3

The increase in cost of sales is represented by the combined effect of:

☐	an increase in cost of raw materials per unit sold of $103, or 16.6%, from $621 for the period ended March 31, 2010, compared to $724 for the period ended March 31, 2011;

☐	a decrease in direct labor per unit sold of $1, or 25.0%, from $4 for the period ended March 31, 2010, compared to $3 for the period ended March 31, 2011;

☐	a decrease in factory overhead per unit sold of $1, or 1.4%, from $73 for the period ended March 31, 2010, compared to $72 for the period ended March 31, 2011.

The cost of raw materials consumed increased by $32,523,897, or 55.2%, period-on-period, to $91,421,679 for the period ended March 31, 2011, from $58,897,782 for the period ended March 31, 2010. This increase was due to increase in total units sold as well as increase in raw material prices.

Direct labor costs increased by $9,671, or 2.4%, period-on-period, to $420,870 for the period ended March 31, 2011, from $411,199 for the period ended March 31, 2010. The increase was due to increases in total units sold offset by decrease in average labor cost per unit sold due to economies of scale period-on-period.

Manufacturing overhead costs increased by $2,091,967, or 30.0%, period-on-period, to $9,060,220 for the period ended March 31, 2011, from $6,968,253 for the period ended March 31, 2010. The increase was mainly attributable to the combined effect of an increase in depreciation of $1,524,388, or 65.3%, period-on-period, to $3,859,270 for the period ended March 31, 2011, from $2,334,882 for the period ended March 31, 2010 and an increase in utilities of $608,276, or 32.4%, period-on-period, to $2,484,358 for the period ended March 31, 2011, from $1,876,082 for the period ended March 31, 2010 due to increase in total units sold.

Gross Profit.  Gross profit in absolute terms decreased by $3,517,857, or 45.3%, period-on-period, to $4,251,332 for the period ended March 31, 2011, from $7,769,189 for the period ended March 31, 2010, while gross profit margin decreased to 4.0% for the period ended March 31, 2011, from 10.5% for the period ended March 31, 2010. The decrease in gross profit is mainly attributable to a 42.0% period-on-period increase in sales revenues, offset by a 52.2% period-on-period increase in cost of goods sold. The decrease in gross profit margin principally resulted from an increase in average cost per unit sold due to the increase in raw material prices during the nine months ended March 31, 2011.

Selling Expenses. Selling expenses decreased by $25,449, or 11.2%, period-on-period, to $201,554 for the period ended March 31, 2011 compared to the corresponding period in 2009 of $227,003. The decrease was mainly attributable to lower exports and therefore sales commission costs period-on-period.

Administrative Expenses.  Administrative expenses decreased by $297,653, or 14.8%, period-on-period, to $1,708,188 for the period ended March 31, 2011 compared to $2,005,841 for the period ended March 31, 2010. This decrease was mainly associated with the exchange gain resulting from the favorable movement of RMB against USD for our USD denominated long-term loan during the period ended March 31, 2011 offset by higher wages.

Provision for bad debt. Provision for bad debt was $19,823 based on our policy for allowance for doubtful accounts for the period ended March 31, 2011, representing a decrease in the amount of $198,377, or 90.9%, period-on-period.

Income from Operations. Income from operations before income tax decreased by $4,373,033, or 94.1%, period-on-period, to $272,153 for the period ended March 31, 2011 from $4,645,186 for the period ended March 31, 2010, as a result of the factors discussed above.

Other income.  Other income decreased $117,514, or 97.3%, to $3,239 for the period ended March 31, 2011 from $120,753 for the period ended March 31, 2010.  The decrease in other income was primarily due to lower interest income from lower cash balances period-on-period.

Interest Expense.  Total interest expense increased $1,233,607, or 182.7%, to $1,908,969 for the period ended March 31, 2011, from $675,362 for the period ended March 31, 2010 due to the additional long-term loan and increased interest rate period-on-period.

Income Tax. For the period ended March 31, 2011, we recognized an income tax expense of $298,358, compared to $319,586 for the period ended March 31, 2010. The decrease in income taxes reflects the lower income as discussed above.

Net Income. Net income decreased by $4,351,805, or 100.6%, period-on-period, to a loss of $26,205 for the period ended March 31, 2011, from net income of $4,325,600 for the period ended March 31, 2010. The decrease in net income is attributable to a combination of factors discussed above, including lower gross profit margin and higher interest expenses period-on-period.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2011, we had cash and cash equivalents of approximately $16.4 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Nine Months Ended March 31,
	2011	2010
Net cash (used in)/provided by operating activities	$(3,962,037)	$712,578
Net cash used in investing activities	(9,635,527)	(4,927,077)
Net cash (used in)/provided by financing activities	(273,290)	3,291,300
Net cash flow	(12,628,715)	(914,616)

Operating Activities

Net cash flows used in operating activities for the period ended March 31, 2011 was $3,962,037, as compared with $712,578 provided by operating activities for the period ended March 31, 2010, for a net increase of $4,674,615 used. This increase was mainly due to reduction in cash flows from the increase in advances to suppliers of $24,113,618, as compared with a cash inflow in the amount of $3,047,186 for advances to suppliers during the period ended March 31, 2010. The increase in cash outflow for advances to suppliers is in line with the increasing raw material prices and increase in demand for our cold-rolled products during the period ended March 31, 2011, as well as to secure raw materials for the summer energy restriction period in China.  The decrease in operating cash flows used in operating activities was also attributed to a decrease in accounts payable and accrued expenses of $3,719,473, compared to a cash outflow of $1,261,253 during the period ended March 31, 2010.

For the period ended March 31, 2011, sales revenues generated from the top five major customers as a percentage of total sales increased to 59%, as compared to 56% for the period ended March 31, 2010. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended March 31, 2011 were for the purchase of property, plant and equipment related to the addition of annealing furnaces and slitting equipment at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the period ended March 31, 2011 was $9,635,527 as compared with $4,927,077 for the period ended March 31, 2010. The increase in investing activity was due to payment of the construction project related to the annealing furnaces and slitting equipment during the period ended March 31, 2011.

As of March 31, 2011, the Company had $2,151,050 in commitments for share capital injection commitment related to Shanghai Blessford. Management believes that we currently have sufficient capital resources to meet these contractual commitments. We also forecast lower capital expenditures in the coming years as the Company does not have material expansion plans as at March 31, 2011.

Financing Activities

Net cash flows used in financing activities for the period ended March 31, 2011 was $273,290 as compared with $3,291,300 provided by financing activities for the period ended March 31, 2010. During the period ended March 31, 2010, the Company repaid short-term loans in the amount of $771,106, which was partially offset by receipt of short-term loans in the amount of $497,816.

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

Current Assets

Current assets decreased by $3,771,018, or 3.2%, period-on-period, to $114,010,854 as of March 31, 2011, from $117,781,872 as of June 30, 2010, principally as a result of a decrease in accounts receivable of $12,326,104, or 31.1%, period-on-period, due to our strengthened efforts in credit collection during the period, a decrease in cash and cash equivalents by $12,628,715, or 43.5%, period-on-period, and offset by an increase in inventories of $4,185,502, or 14.7%, period-on-period.

Accounts receivable, representing 23.9% of total current assets as of March 31, 2011, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended March 31, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable March 31, 2011 and June 30, 2010:

March 31, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 Days	over 1 year
TOTAL	28,322,523	9,618,234	977,950	2,866,668	13,779,983	113,362	966,326
%	100	34	3	10	49	<1	3

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 Days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. Management is of the opinion that we do not currently have any high risk receivables on our accounts.

Current Liabilities

Current liabilities decreased by $2,007,059, or 4.1%, period-on-period, to $46,438,068 as of March 31, 2011, from $48,445,127 as of June 30, 2010. The decrease was mainly attributable to a decrease in accounts payable and accrued expenses of $4,649,846, or 46.7%, period-on-period, offset by an increase in short-term loans of $1,368,276, or 5.3%, period-on-period.

As of March 31, 2011, we had $27,333,697 in short-term loans. These short-term loans were renewed in July 2010 for one year and will be due on July 31, 2011. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the period ended March 31, 2011, we invested $9,635,527 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces and slitting equipment.

Loan Facilities

The following table illustrates our credit facilities as of March 31, 2011, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars
Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen				1.15 times of		$8,053,240
Zentralbank Österreich AG (“RZB”)	July 23, 2010	July 31, 2011	1 year	the PBOC rate	RMB	(52,737,444)
Raiffeisen				1.15 times of the		$18,782,641
Zentralbank Österreich AG	July 23, 2010	July 31, 2011	1 year	PBOC rate	RMB	(123,000,000)
DEG – Deutsche Investitions – und				6 month USD		$18,000,000
Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	LIBOR + 4.5%	RMB	(122,580,000)
						$497,816
China Merchant Bank	January 19, 2011	July 18, 2011	6 months	6.42%	RMB	(3,260,000)
Total						$45,333,697

As of March 31, 2011, we had $26,835,881 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, $497,816 in short-term loans secured by bills receivable, and $18,000,000 in long-term loan secured by plant and machinery, as illustrated in the above table.

The short-term loans with RZB have been renewed for one year and will be due and renewable on July 31, 2011. We are not aware of any existing issues that may lead to a withdrawal of such loan at its maturity. Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of March 31, 2011, the Company also had $2,151,050 in contractual commitments for share capital injection commitment related to Shanghai Blessford. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2011, debt obligations include principal repayments and interest payments:

	Payments Due By Year
	Total	Fiscal Year 2011	Fiscal Year 2012-2013	Fiscal Year 2014-2015	Fiscal Years 2016 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$29,236,118	$475,605	$28,760,513	$-	$-
Long-Term Debt Obligations	$20,902,068	$446,472	$8,718,005	$8,003,649	$3,733,942
Share Capital Injection Commitments	$2,151,050	2,151,050	-	-	-
Total	$52,289,236	$3,073,127	$37,478,518	$8,003,649	$3,733,942

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At March 31, 2011, approximately 4% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the period ended March 31, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2011 and June 30, 2010, the Company had $1,049,782 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the nine months ended March 31, 2011 and 2010 were $19,823 and $218,200, respectively. The current period charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations.  Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we don’t provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.  It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At December 31 and June 30, 2010, the Company had allowances for advances to suppliers of $1,701,841 and $1,643,419, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At March 31, 2011, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of June 30, 2010 and no impairment charges were recognized for the relevant periods. As of March 31, 2011, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. As of March 31, 2011, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the current period. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

Off-Balance Sheet Arrangements

For the period ended March 31, 2011, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weakness described below, as of March 31, 2011 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended March 31, 2011, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended March 31, 2011, such as to contain a material misstatement.

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

Date: May 16, 2011	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)