Form 10-K
period 2011-06-30
China Precision Steel, Inc.
filed 2011-09-28
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-23039

CHINA PRECISION STEEL, INC.
(Exact name of registrant as specified in its charter)

Delaware	14-1623047
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $52.7 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 46,562,955 shares of the registrant’s common stock outstanding as of September 21, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

Annual Report on FORM 10-K
 For the Fiscal Year Ended June 30, 2011

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

History and Corporate Structure

We are a Delaware company. We became a public company in May 1997 through a merger with SSI Capital Corporation, a Colorado corporation. We changed our name to OraLabs Holding Corp. and engaged in the production and sale of consumer products relating to oral care and lip care and the distribution of nutritional supplements through our wholly-owned subsidiary, OraLabs, Inc. In December 2006, we merged with PSHL, a BVI company, and its sole subsidiary at the time, Chengtong, a PRC company, renamed ourselves China Precision Steel, Inc. to reflect our continuing operations. In September 2007, we reincorporated to the State of Delaware by merging into China Precision Steel, Inc., a subsidiary that we established in Delaware to effect the reincorporation.

In 2007, we added three indirect subsidiaries to our corporate structure. On April 9, 2007, we purchased Tuorong, a PRC company, through Chengtong. The sole activity of Tuorong is the ownership of a land use right with respect to facilities leased to Chengtong. On April 10, 2007, PSHL purchased Blessford International, a BVI company, for nominal consideration. Blessford International is the holding company for Shanghai Blessford,  a wholly-foreign owned enterprise in China, engaged in steel processing.

The following chart reflects our organizational structure as of the date of this report:

Our business is conducted principally through Chengtong and Shanghai Blessford, both of which are Wholly Foreign Owned Enterprises, or WFOEs, under Chinese law.

Our corporate headquarters are located at 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, and our telephone number is (011) 852-2543-2290.  Although we maintain a website at www.chinaprecisionsteelinc.com, we do not intend that information available on our website be incorporated into this filing.

Our Growth Strategy

We aim to maintain our position as the leading supplier of high strength and ultra-thin cold-rolled premium specialty steel products in China, while building brand awareness and demand for our products internationally. We have identified four factors critical to the achievement of this goal:

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

•
Expand Manufacturing Capacity. We operate three cold rolling mills as of June 30, 2011. Our first rolling mill has an operating capacity of approximately 100,000 tons and is operating at full capacity. Our second cold-rolling mill, which has been operating since October 2006, has achieved 100% of its 80,000 tons design capacity as of June 30, 2011. We also commenced production at our third cold rolling mill on January 1, 2010. The new mill has a design capacity of 80,000 tons based on our current product specifications, and had achieved 50% of its design capacity as of June 30, 2011. The average mill is expected to take approximately three to four years to reach its full operating capacity, so we expect our total production capacity to increase to a total of approximately 260,000 tons within three to four years when our new mill is operating at its full design capacity.

•
Compete Internationally. We intend to continue building our brand awareness and expand our exports to compete in the international marketplace. We believe that we have already established our presence in the international market for low carbon precision cold-rolled steel products in the less than 0.1 mm to 0.2 mm used for steel roofing. We will continue to look for other product opportunities and compete on the ones where we believe that we have a cost advantage.

•
Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Board Chairperson and Chief Financial Officer, Ms. Tak Tai Leada Li, our Chief Executive Officer, Mr. Hai Sheng Chen and our Chief Operating Officer, Mr. Zu De Jiang. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the World Steel Association, China is the largest steel producing country, producing over one-third of the world’s steel. In calendar year 2011, China produced 626.7 million tons of steel, up 10.5% from 2010. The China Iron and Steel Institute estimates that China’s steel demand for 2011 will increase 5% year-on-year, while The World Steel Association forecasts that global steel demand will grow by 13.2% to 1,359.2 billion tons in 2011.  China has increased its steel exports from 7 million tons in 2003 to 42.6 million tons in 2010, making it the number one ranked steel exporter globally. However, while China is a net exporter of crude steel, it is a net importer of higher value precision cold rolled steel products such as those produced by the Company.

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

Our Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. We believe that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Nonetheless, during the last five years, we believe that we have begun to develop and establish a nationally recognized brand in China. Despite having exported 5,309 tons of precision cold-rolled steel products to Thailand, Ethiopia and the Caribbean during the year ended June 30, 2011, we are not yet an internationally widely known brand for cold-rolled precision steel products.

For the year ended June 30, 2011, we sold 175,328 tons of high precision steel products with over one hundred specifications. We currently produce high strength and ultra-thin cold-rolled precision steel coils and sheets with reduced thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

Categories	Uses	Thickness
1. Low carbon steel (cold-rolled, hard-rolled)	Steel roofing, food packaging, dry batteries, electronic devices, kitchen tools	0.03-6.0mm
2. High carbon steel (cold-rolled, hot-rolled)	Automobile parts and components, grinding pieces, saw blades, weaving needles	0.5-7.5mm
3. Steel processing	Tailor made cold rolled steel products according to customer specifications	0.03-7.5mm
4. Steel services	Heat treatment; cutting and slitting

We produce our high strength and ultra-thin cold-rolled precision steel strips using a process that utilizes our proprietary know-how and certain patented technology. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, and a width of between 1000 mm and 1450 mm. We also provide heat treatment and cutting and slitting services for high carbon hot-rolled steel coils with thicknesses not exceeding 7.5 mm. We are not aware of any other company in China that currently manufactures high carbon high strength cold-rolled steel with a width of or exceeding 1400 mm.

Our low carbon products have a carbon content of less than 0.1%.  Low carbon steel is a very versatile and useful material with good mechanical properties.  It is easily machined and worked into complex shapes, and is low in cost. Our high carbon products have a carbon content of 0.3% and are typically engineered steel products. Hard-rolled or cold-rolled steel with high carbon has a carbon content of 0.8% or more. This precision steel product is very hard and quite brittle and is much less ductile than low carbon steel. High carbon steel has good wear resistance and is used for railways as well as for cutting tools. Acid wash steel is also known as acid pickling and refers to the process of using liquid acids, for example hydrochloric acid, to remove rust or oxides from the surface of steel. Removing rust prepares the surface for a protective coating.

Cold-rolled steel products are manufactured from hot-rolled de-scaled (pickled) steel coils which are processed by cold reduction through a cold-rolling mill to customer specified thicknesses. The process does not involve heating and the primary feature of cold reduction is to reduce the thickness of the steel coils. However, because the cold reduction operation induces very high strains (work hardening) into the steel sheet, the precision steel sheet not only becomes thinner, but also becomes much harder, less ductile and very difficult to form. In order to make the cold-reduced steel products soft and formable, they are annealed, or heated to high temperatures. Cold-rolled sheet products are used in a wide variety of end applications, such as home appliances (refrigerators, washers, dryers, and other small appliances), automobiles (exposed as well as unexposed parts), steel roofing, electric motors, microelectronics and food packaging.

Production Facilities

Cold Rolling Mills

As of June 30, 2011, we had an annual production capacity of approximately 220,000 tons, comprised of:

•	one 1100 mm 12-high cold rolling mill, with a current operating capacity of 100,000 tons;
•	one 1400 mm 12-high cold rolling mill, with a current operation capacity of 80,000 tons; and
•	one 1450 mm 4-high cold rolling mill, with a current operation capacity of 40,000 tons.

Our first rolling mill primarily manufactures low carbon precision cold-rolled steel products. The second and third mills focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex precision steel products that cannot be manufactured in our first rolling mill.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment as well as the time it requires to train quality mill operators. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the 1450 mm rolling mill, which began production in January 2010, was operating at 50% of its 80,000-ton design capacity at June 30, 2011 and is expected to reach its full operating capacity in calendar year 2014.

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

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2011 was Dachang Huizu Baosheng Steel Products Co., Ltd..

Below is a list of our principal suppliers during the years ended June 30, 2011 and 2010:

	2011				2010
Suppliers	$		% to purchases		$		% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	28,878,126		24		23,880,395		33
Wuxi Hangda Trading Co., Ltd.	18,700,715		16		17,957,973		24
Zhejiang Wuchan Metal Group Co., Ltd.	15,962,338		13		-	*	-	*
Guangzhou Zhujiang Steel Co., Ltd.	-	*	-	*	14,740,899		20
Jiangsu Sumeida International Technology Trading Co., Ltd.	-	*	-	*	7,332,111		10

* Not major suppliers for the relevant years

The price of steel coils is competitive, volatile and dependent on supply and demand. We have seen sharp increases in our raw material prices over the past year due to inflation in China and the substantially increased cost to our suppliers.  In order to secure sufficient supply of raw material for necessary production, we have made bulk purchases in the past after taking into account customers’ orders on hand at the time when steel supply was tight and prices were high. As steel rolls have an extremely long shelf-life, obsolescence is not a major concern.

Customers

We have approximately 380 customers, with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria, Ethiopia and the Caribbean. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. We intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated, and globally.

Below is a list of our principal customers during the years ended June 30, 2011 and 2010:

	2011		2010
Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Co. Ltd	32,261,653	21	18,019,397	16
Shanghai Changshuo Steel Company, Ltd.	23,410,550	16	22,508,805	21

Sales and Marketing

Our high precision steel products are sold both to components manufactures and directly to the end-users in various parts of China and international marketplace such as Thailand, Nigeria, Ethiopia and the Caribbean. We do limited marketing by listing our company information on global and Chinese steel websites and the majority of new orders come from current customers reducing imports and new customers who contact us directly or through trading agents or current customers.

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

Our business is becoming increasingly competitive and capital intensive due to rising operating costs in China, and competition comes primarily from importers. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger steel companies. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment mainly comes from Qinghuangdao Longteng Precision Strip Co., Limited, or Longteng. However, we understand that Longteng’s production capabilities are for cold-rolled steel with widths of approximately 400 mm, whereas our cold-rolled steel mills have a width of 1000 mm to 1450 mm. Consequently, Longteng’s products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly the low-carbon product segment. We believe we are still currently the only supplier of high carbon, high strength cold-rolled steel products with a thickness up to 7.5 mm in China. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are also where we have our technological expertise and competitive strength. Since fiscal 2007 we have been exporting low carbon products in this range and we are not aware of any other Chinese manufacturer currently competing in this specific low carbon segment in the global market.

Research and Development

As of June 30, 2011, we had three experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. The amount spent on research and development activities each year is approximately 1% of our revenue for such year. We have budgeted 1% of revenues to be spent for research and development activities for fiscal 2012.

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

Employees

As of June 30, 2011, we employed a total of 316 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	11
Equipment & Maintenance	38
Production	175
Sales and Marketing	12
Logistics	40
Quality Control	9
Research & Development	2
Human Resource & Administration	23
Accounting	6
Total	316

Each employee must enter into multiple employment contracts, including a non-competition agreement, which are then filed with the municipal government. All employees receive a base monthly salary. Executive employees are also entitled to a year-end bonus based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus calculated on the basis of the quality of the products produced, and their respective contribution to volume, safe production, correct use of equipment and energy saving. Our production employees are not subject to collective bargaining agreements.  However, we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Our employees in China participate in a state pension plan mandated by Chinese municipal and provincial governments. Benefits include social security, pension benefits, and medical insurance.  The Company contributes approximately 37% of annual salaries to the pension plan on behalf of all qualified employees.

We believe that we are in material compliance with relevant PRC labor laws.

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

We believe that our current production and operating activities are in compliance with the environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators, nor are we subject to any claims or legal proceedings to which we are named as defendant for violation of any environmental laws and regulations. To the best of our knowledge, our cold-rolled mills produce no impermissible emissions. Our pickling process is outsourced to local companies which are wholly-responsible for any failure to comply with applicable law. In addition, our production facilities in Shanghai are on land formerly used for rice farming. We have no reason to believe that such land has been subjected to any prior contamination.

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

Taxation

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC operating subsidiaries are subject to an earned income tax of 25.0%. Before the implementation of the EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

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

We operate our business in China. Credit periods vary substantially in China across industries, segments, types and size of companies. We operate in a niche of the China steel industry, specifically in the manufacture and sale of high precision cold-rolled steel products and in the provision of heat treatment and cutting of medium and high carbon hot-rolled steel strips. Our customers are also niche operators, including manufacturers of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics. Because of the nature of our business, our business cycle and that of our customers is relatively long. As a result, the credit and payment terms that we extend to our customers in the normal course of business are also relatively long. We offer credit to our customers for periods of 60 days, 90 days, 120 days and 180 days, with the longer credit terms generally offered to longstanding recurring customers with good payment histories and sizable operations. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent and ability to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market and the financial condition of the customer, to the extend discoverable.

The following table reflects the aging of our accounts receivable as of June 30, 2011 and 2010, after taking into consideration credit periods offered to our customers. As of June 30, 2011, our accounts receivable over 180 days is spread among approximately 18 different customers.

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

As of June 30, 2011, all our customers confirmed that they were committed to fulfilling their obligations to the Company and we were aware of no basis for reclassifying any such accounts as uncollectable. As a result, we determined that an allowance for doubtful accounts of $1,063,620 as of June 30, 2011, was appropriate, as compared to $1,013,744 at June 30, 2010. We believe there was no material deterioration of the accounts receivable at June 30, 2010.

Approximately 3% of our accounts receivable as of June 30, 2011 and 2010 was over 180 days past due. We note the global recovery from the 2008 global economic crisis remains fragile, and the recent financial turbulence in the European market may have negative consequences on the business operations of our customers and may adversely impact their ability to meet these financial obligations to us, resulting in unrecoverable losses on such accounts receivable. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and 100% provision for all accounts receivable over 1 year past due for the year ended June 30, 2011. The Company had $1,063,620 and $1,013,744 of allowances for doubtful accounts, respectively; and provision for bad debts of $19,992 and $218,235, respectively, for the years ended June 30, 2011 and 2010.

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

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. For example, we do not generally provide allowances against advances paid to state owned companies as we believe that there is minimal risk of default. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At June 30, 2011 and 2010, the Company had allowances of advances to suppliers of $1,724,275 and $1,643,419, respectively. Approximately 7% of our advance to suppliers was more than 180 days as of June 30, 2011 and attributable to our advances to our long-term suppliers. We believe that these advances are ultimately collectible and do not provide specific allowances against such advances.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention for the suppliers to deliver the contracted raw materials or refund the cash advances. To date we have not written off any advances to suppliers. If any material advances to suppliers must be written-off, or if we cannot secure delivery of raw materials that have pre-paid with such advances, then our financial results will be negatively impacted.

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

Based on our understanding, China’s total production capacity of precision cold-rolled steel coils was over two million tons as of June 30, 2011. However, domestic production continues to be insufficient to meet demand. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

Although a substantial portion of our raw material requirements is met by Dachang Huizu Baosheng Steel Products Co., Ltd. for the year ended June 30, 2011, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including Dachang Huizu Baosheng Steel Products Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2011, our total outstanding bank borrowings amounted to $45,370,648, all of which were interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans, and SIBOR and LIBOR for USD loans. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2012, will be approximately $2,800,000. The impact of a 1% increase in interest rates will increase interest expense by approximately $455,000. As our short-term loans mature in July 2012, we will be required to either repay or refinance these loans. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available.

At June 30, 2011, we do not have any other financial instruments other than the loans discussed above.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairperson, Ms. Tak Tai Leada Li, our Chief Executive Officer and Chief Financial Officer, Mr. Hai Sheng Chen, our Chief Operating Officer, and Mr. Zu De Jiang. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

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

We currently supply high precision steel products to five major customers in the Chinese domestic market. For the years ended June 30, 2011 and 2010, sales revenues generated from our top five major customers accounted for 55% of total sales revenues each year, with sales to the largest single customer accounting for 21% of total sales revenues each year. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our stockholders who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

Although publicly traded, the trading market in our common stock has been substantially less liquid than the average trading market for a stock listed on the NASDAQ Capital Market and this low trading volume may adversely affect the price of our common stock.

Our common stock is listed on the NASDAQ Capital Market under the symbol “CPSL”. The trading volume of our common stock has been comparatively low to other companies listed on Nasdaq. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

If we are unable to regain compliance with the minimum bid price requirements of the NASDAQ Capital Market, our stock may be delisted which may adversely affect the price of our common stock.

On September 16, 2011, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, LLC indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market (“NASDAQ”) under NASDAQ Listing Rule 5550(a)(2). The notification letter stated that we would be provided 180 calendar days, or until March 14, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. We intend to actively monitor the bid price for our common stock through March 14, 2012, and will consider all available options, including a reverse stock split, to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements, however, we can provide no assurance that we will be able to solve the deficiency and regain compliance with the NASDAQ minimum bid requirements.

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

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2011
1st Quarter	$1.26	$1.86
2nd Quarter	1.47	1.96
3rd Quarter	1.61	2.17
4th Quarter	0.90	1.71

Year Ended June 30, 2010
1st Quarter	$3.24	$2.31
2nd Quarter	2.87	2.05
3rd Quarter	2.61	1.81
4th Quarter	2.25	1.39

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 21, 2011, there were approximately 13,000 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2011 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2011.

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

•
Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2011 and are important in understanding the results of operations and financial condition or disclose known trends.

•
Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2011. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•
Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2011. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

Overview of the Company’s Business

We are a niche and high value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a high value-added specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly engineered end-use applications.

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

Recent Developments

On September 16, 2011, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, LLC indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market (“NASDAQ”) under NASDAQ Listing Rule 5550(a)(2). The notification letter stated that we would be provided 180 calendar days, or until March 14, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. We intend to actively monitor the bid price for our common stock through March 14, 2012, and will consider all available options, including a reverse stock split, to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements.

Fiscal 2011 Financial Performance Highlights

During the year ended June 30, 2011, we saw continued growth in demand for our cold rolled steel products together with fast rising costs. Domestic consumption continued to increase under China's 12th Five-Year Economic Development Plan which boosted demand, however, high inflation and especially high raw material costs have substantially and adversely impacted our gross margin compared to the prior fiscal year.

During the year ended June 30, 2011, we sold a total of 175,328 tons of products, an increase of 41,382 tons from 133,946 tons a year ago, due to an increase in demand in the domestic market as well as the addition of our 3rd mill which will increase our total annual production capacity ultimately to 260,000 tons when it reaches its full design capacity in the next two to three years. Such increase was mainly driven by increases in demand from the home appliance products, roofing materials, food packaging, and automobile components markets in connection with growing domestic consumer spending during the year ended June 30, 2011. However, despite the growing consumption and the year-on-year sales volume growth, average cost per unit sold increased 10.7% while average selling prices increased only 4.5% year-on-year. We were not able to fully pass on the increased cost onto our customers as we mainly compete with imported materials and the strengthening of RMB over the recent years have made the imports more competitive.  Increased volume and sales coupled with rising costs have led to a gross profit of $5,965,341 and a small net income of $256,950 for the year ended June 30, 2011.  Total company backlog as of June 30, 2011 amounted to $25,658,170.

To combat high inflation and rising costs in China and to increase overall profitability, we are actively working on expanding our customer base to increase total demand which reduces per unit cost, optimizing our product mix by carrying out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products, and prioritizing higher margin products among existing customers and markets. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers and strengthen collection of accounts receivable with the goal to maintain overall healthy sales volume, margins and cash positions.

We believe that high barriers to entry in the Chinese domestic precision cold-rolled steel industry still exist because of the level of technological expertise and the amount of capital required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and a difficult operating environment due to high inflation and rising costs which could have adverse impacts on our gross margins in the near future, the medium to long term prospects of our niche remain optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the year:

•	Revenues: Our revenues were approximately $151.2 million for the year, an increase of 36.9% from last year.

•	Gross Margin: Gross margin was 3.9% for the year, compared to 9.3% last year.

•	Income from operations before tax: Income from operations before tax was approximately $0.8 million for the year, compared to approximately $6.1 million last year.

•	Net Income: Net income was approximately $0.3 million for the year, compared to approximately $5.6 million last year.

•	Fully diluted Earnings per share: Fully diluted earnings per share were $0.01 for the year, compared to $0.12 last year.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2011 and 2010 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	151,199,711	100.0	110,453,947	100.0
Cost of sales (including depreciation and amortization)	145,234,370	96.1	100,146,924	90.7
Gross profit	5,965,341	3.9	10,307,023	9.3
Selling expenses	263,537	0.2	400,808	0.4
Administrative expenses	2,039,072	1.3	2,708,564	2.5
Allowance for bad and doubtful debts	19,992	0.0	218,235	0.2
Depreciation and amortization	224,350	0.1	169,081	0.2
Income from operations	3,418,390	2.3	6,810,335	6.2
Other income	3,454	0.0	195,795	0.2
Interest and finance costs	(2,628,567)	(1.7)	(920,617)	(0.8)
Income from operations before income tax	793,277	0.5	6,085,513	5.5
Income tax expense	536,327	0.4	491,976	0.4
Net income	256,950	0.2	5,593,537	5.1
Basic earnings per share	0.01		0.12
Diluted earnings per share	0.01		0.12

Sales Revenues

Sales volume increased by 41,382 tons, or 30.9%, year-on-year, to 175,328 tons for the year ended June 30, 2011, from 133,946 tons for the year ended June 30, 2010 and as a result, sales revenues increased by $40,745,764, or 36.9%, year-on-year, to $151,199,711 for the year ended June 30, 2011, from $110,453,947 for the year ended June 30, 2010. The increase in sales revenues year-on-year is mainly attributable to the increase in demand for low-carbon cold-rolled products during the 2011 year.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2011 and 2010 is as follows:

	2011			2010			Year-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Year Qty. Variance
Low carbon hard rolled	5,309	4,369,979	3	18,964	14,065,345	13	(13,655)
Low carbon cold-rolled	114,935	100,643,375	66	69,630	50,579,501	46	45,305
High-carbon hot-rolled	7,013	7,034,615	5	7,481	6,663,049	6	(468)
High-carbon cold-rolled	28,997	28,128,342	19	24,701	29,096,886	26	4,296
Subcontracting income	19,074	8,314,173	5	13,170	8,821,151	8	5,904
Sales of scrap metal	-	2,709,227	2	-	1,228,015	1	-
Total	175,328	151,199,711	100	133,946	110,453,947	100	41,382

There were different trends of demand across various product categories during the year ended June 30, 2011. Low-carbon cold-rolled steel products accounted for 66% of the current sales mix at an average selling price of $876 per ton for the year ended June 30, 2011, compared to 46% of the sales mix at an average selling price per ton of $726 for the year ended June 30, 2010. The increase in demand in this category during the year was a result of increased orders of steel used in the production of home appliances, steel roofing and food packaging materials as a result of growing domestic consumer spending. Low-carbon hard-rolled steel products accounted for 3% of the current sales mix at an average selling price of $823 per ton for the year ended June 30, 2011, compared to 13% of the sales mix at an average selling price per ton of $742 for the year ended June 30, 2010, due to a decrease in demand in the export market year-on-year as a result of our less competitive prices in the global market caused by the strengthening of the Renminbi against the US dollar during the year.  High-carbon cold-rolled steel products accounted for 19% of the current sales mix at an average selling price of $970 per ton for the year ended June 30, 2011, compared to 26% of the current sales mix at an average selling price of $1,178 for the year ended June 30, 2010. The products in this category are mainly used in the automobile industry and the increase in sales volume year-on-year was a result of the continually growing demand for automobiles in the PRC market. Subcontracting income revenues accounted for $8,314,173, or 5%, of the sales mix for the year ended June 30, 2011, decreased from $8,821,151, or 8%, of the sales mix for the year ended June 30, 2010.

	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	823	742	81	10.9
Low-carbon cold-rolled	876	726	150	20.7
High-carbon hot-rolled	1,003	891	112	12.6
High-carbon cold-rolled	970	1,178	(208)	(17.7)
Subcontracting income	436	670	(234)	(34.9)

The average selling price per ton increased to $862 for the year ended June 30, 2011, compared to $825 in 2010, representing an increase of $37, or 4.5%, year-on-year. This increase was mainly due to increases in general steel prices and therefore our selling prices during the year. There were increases in average selling prices across all product categories except high-carbon cold-rolled products and subcontracting work during the year ended June 30, 2011.

Sales Breakdown by Major Customer
	2011		2010
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Co., Ltd	32,261,653	21	18,019,397	16
Shanghai Changshuo Steel Co., Ltd.	23,410,550	16	22,508,805	21
Shaoxing Wancheng Metal Plate Co., Ltd.	9,988,522	7	*	*
Wuxi Xingyu Thin Plate Co., Ltd.	9,804,985	6	*	*
Zhejiang Aoguan Thin Plate Co., Ltd.	7,865,907	5	*	*
Hangzhou Cogeneration Co., Ltd.	*	*	10,099,005	9
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	*	*	4,946,838	5
Unimax and Far Corporation	*	*	4,629,266	4
	83,331,617	55	60,203,311	55
Others	67,868,094	45	50,250,636	45
Total	151,199,711	100	110,453,947	100

 * Not major customers for the relevant years

Sales revenue generated from our top five major customers as a percentage of total sales was 55% for the years ended June 30, 2011 and 2010. Sales to Shaoxing Wancheng Metal Plate Co., Ltd., Wuxi Xingyu Thin Plate Co., Ltd., and Zhejiang Aoguan Thin Plate Co., Ltd., new major customers for the year ended June 30, 2011, accounted for 18% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold

Cost of sales increased by $45,087,446, or 45.0%, year-on-year, to $145,234,370 for the year ended June 30, 2011, from $100,146,924 for the year ended June 30, 2010. Cost of sales represented 96.1% of sales revenues for the year ended June 30, 2011, compared to 90.7% for the year ended June 30, 2010. Average cost per unit sold increased to $828 for the year ended June 30, 2011, compared to $748 for the year ended June 30, 2010, representing an increase of $80 per ton, or 10.7%, year-on-year.

	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	132,876,698	89,907,501	42,969,197	47.8
- Direct labor	576,834	650,302	(73,468)	(11.3)
- Manufacturing overhead	11,780,838	9,589,121	2,191,717	22.9
	145,234,370	100,146,924	45,087,446	45.0

Cost per unit sold
Total units sold (tons)	175,328	133,946	41,382	31
Average cost per unit sold ($/ton)	828	748	80	10.7

The increase in average per unit cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $87, or 13.0%, from $671 for the year ended June 30, 2010, to $758 for the year ended June 30, 2011;

•	a decrease in direct labor per unit sold of $2, or 40.0%, from $5 for the year ended June 30, 2010, to $3 for the year ended June 30, 2011;

•	a decrease in factory overhead per unit sold of $5, or 6.9%, from $72 for the year ended June 30, 2010, to $67 for the year ended June 30, 2011.

The cost of raw materials consumed increased by $42,969,197, or 47.8%, year-on-year, to $132,876,698 for the year ended June 30, 2011, from $89,907,501 for the year ended June 30, 2010. This increase was due to increases in total units sold and average raw material cost per unit sold.

Direct labor costs decreased by $73,468, or 11.3%, year-on-year, to $576,834 for the year ended June 30, 2011, from $650,302 for the year ended June 30, 2010. Manufacturing overhead costs increased by $2,191,717, or 22.9%, year-on-year, to $11,780,838 for the year ended June 30, 2011, from $9,589,121 for the year ended June 30, 2010. The increase was mainly attributable to the combined effect of an increase in depreciation charged to manufacturing overhead of $1,158,621, or 27.0%, year-on-year, to $5,453,419 for the year ended June 30, 2011, from $4,294,798 for the year ended June 30, 2010 and an increase in utilities of $736,727, or 26.1%, year-on-year, to $3,559,783 for the year ended June 30, 2011, from $2,823,056 for the year ended June 30, 2010. The substantially increased units sold, year-on-year, have led to a decrease in average direct labor and manufacturing overhead cost per unit sold of 40.0% and 6.9%, respectively, due to economies of scale.

Gross Profit

Gross profit in absolute terms decreased by $4,341,682, or 42.1%, year-on-year, to $5,965,341 for the year ended June 30, 2011, from $10,307,024 for the year ended June 30, 2010, and gross profit margin decreased to 3.9% for the year ended June 30, 2011, from 9.3% for the year ended June 30, 2010. The decrease in gross profit margin is mainly attributable to an increase in average cost per unit sold of 10.7% year-on-year offset by a 4.5% year-on-year increase in average selling prices.

Selling Expenses

Selling expenses decreased by $137,271, or 34.2%, year-on-year, to $263,537 for the year ended June 30, 2011, from $400,808 in 2010. The decrease was mainly attributable to less selling commission costs associated with largely reduced export sales year-on-year.

Administrative Expenses

Administrative expenses decreased by $669,492, or 24.7%, year-on-year, to $2,039,072 for the year ended June 30, 2011, compared to $2,708,564 for the year ended June 30, 2010. This was chiefly due to an exchange gain recognized in the amount of $810,971 on our USD long-term loan as a result of RMB appreciation against USD during the year ended June 30, 2011, offset by an increase in insurance expenses in the amount of $159,281, or 119.7%, year-on-year, due to coverage of additional property, plant and equipment at our operating subsidiaries and increased premiums during the year ended June 30, 2011.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $198,243, or 90.8%, year-on-year. Allowance recognized for the year ended June 30, 2011 was in the amount of $19,992 in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income from Operations

Income from operations decreased by $3,391,945, or 49.8%, year-on-year, to $3,418,390 for the year ended June 20, 2011 from $6,810,335 for the year ended June 30, 2010, as a result of the factors discussed above.

Other Income

Other income decreased $192,341, or 98.2%, to $3,454 for the year ended June 31, 2011 from $195,795 for the year ended June 30, 2010.  As a percentage of revenues, other income decreased to less than 0.1% for the year ended June 30, 2011 from 0.2% for the year ended June 30, 2010. Such decrease was primarily due to lower cash balances year-on-year.

Interest Expense

Total interest expense increased $1,707,950, or 185.5%, to $2,628,567 for the year ended June 30, 2011, from $920,617 for the year ended June 30, 2010 due to increases in loan balances and interest rates year-on-year.

Income Tax

For the year ended June 30, 2011, we recognized an income tax expense of $536,327, compared to $491,976 for the year ended June 30, 2010. The increase of $44,351, or 9.0%, in income tax expense year-on-year against lower net income reported for the year ended June 30, 2011 was a result of the carried forward tax losses deduction which reduced the income tax expenses for the prior year, as well as an increased enterprise income tax rate for Shanghai Blessford starting January 1, 2010.

Net Income

Net income decreased by $5,336,587, or 95.4%, year-on-year, to net income of $256,950 for the year ended June 30, 2011 compared to net income of $5,593,537 for the year ended June 30, 2010. The decrease in net income is attributable to a combination of all the factors discussed above, including increase in the average cost per unit sold and decrease in gross margin.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2011, we had cash and cash equivalents of approximately $2.7 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Year Ended June 30,
	2011	2010
Net cash (used in) operating activities	$(20,926,588)	$(2,460,998)
Net cash (used in) investing activities	(5,998,122)	(3,682,070)
Net cash (used in)/provided by financing activities	(837,525)	21,388,810
Net cash flows	(26,328,952)	15,387,119

Operating Activities

Net cash flows used in operating activities for the year ended June 30, 2011 were $20,926,588 as compared to $2,460,998 for the year ended June 30, 2010, for a net increase of $18,465,590. This increase was mainly due to increase in cash outflow for advances to suppliers of $43,466,481 due to expanded volume and production, increase in cash outflow for accounts payable and accrued expenses of $8,123,335, and offset by decrease in cash outflow from inventories of $17,019,959 and increase in cash inflow from accounts receivable of $19,091,048 during the year ended June 30, 2011. The cash outflow for advances to suppliers was to secure raw materials at the cost at time of payment in view of further rising costs announced by the major suppliers in the market, and in line with our increased production during the year ended June 30, 2011.

For the year ended June 30, 2011, sales revenues generated from the top five major customers as a percentage of total sales stood at 55%, same as the prior year. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the year ended June 30, 2011 were for the purchase of property, plant and equipment related to the addition of annealing furnaces at our Shanghai Blessford facilities.  We believe this capital investment increases our capacity, expands product lines, improves product qualities and creates synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the year ended June 30, 2011 was $5,998,122, as compared with $3,682,070 for the year ended June 30, 2010. Cash flows used in investing activities increased as we made payments for the construction of the additional annealing furnaces towards its completion during the year.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and all the construction costs relating to our third cold rolling mill have been paid for as at June 30, 2011.

Financing Activities

Net cash flows used in financing activities for the year ended June 30, 2011 were $837,525, as compared to those provided by financing activities for the year ended June 30, 2010 of $21,388,810, for a net decrease of $22,226,335. During the year ended June 30, 2011, the Company made repayment of short-term loans in the amount of $837,525 and received no additional loan proceeds.

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

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. Our inability to renew our current bank debt that is due in July 2012, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Current Assets

Current assets increased by $3,628,421, or 3.1%, year-on-year, to $121,410,293 as of June 30, 2011, from $117,781,872 as of June 30, 2010, principally as a result of an increase in advances to suppliers of $36,075,384, or 258.4%, year-on-year, offset by a decrease in cash and cash equivalents of $26,328,952, or 90.7%, year-on-year, a decrease in bills receivable of $4,559,683, or 95.8%, year-on-year, and a decrease in inventories of $3,444,749, or 12.1%, year-on-year.

Accounts receivable, representing 34.0% of total current assets as of June 30, 2011, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of June 30, 2011 and 2010:

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

June 30, 2010

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	40,612,589	16,750,361	1,521,900	5,485,380	15,398,743	1,177,748	278,457
%	100	41	4	14	38	3	<1

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, we have halted since the year ended June 30, 2010 all our sales transactions directly with customers in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

Current Liabilities

Current liabilities increased by $2,388,768, or 4.9%, year-on-year, to $50,833,895 as of June 30, 2011, from $48,445,127 as of June 30, 2010. The increase was mainly attributable to an increase in other taxes payable of $2,429,007, or 62.8%, year-on-year, and an increase in the current portion of long-term loan of $3,600,000, or 100%, year-on-year, offset by a decrease in accounts payable and accrued liabilities of $4,352,786, or 43.7%, year-on-year.

As of June 30, 2011, we had $27,370,648 in short-term loans. These short-term loans have been renewed in July 2011 for one year and will be due on July 31, 2012. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the year ended June 30, 2011, we invested $5,998,122 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of June 30, 2011, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen				1.15 times of		$8,159,397
Zentralbank Österreich	July 23, 2010	July 31, 2011	1 year
AG (“RZB”)				the PBOC rate	RMB	(52,737,444)
Raiffeisen	July 23, 2010	July 31, 2011	1 year	1.15 times of the		$19,030,232
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
China Merchant Bank	January 19, 2011	July 18, 2011	6 months	6.42%		$181,019
					RMB	(1,170,000)
						$27,370,648

DEG – Deutsche				6 month USD		$18,000,000
Investitions – und	June 29, 2010	June 15, 2016	6 years
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(116,341,200)
						$18,000,000

Total						$45,370,648

As of June 30, 2011, we had $27,189,629 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, $181,019 in short-term loans secured by bills receivable, and $18,000,000 in long-term loan, including current portion, secured by plant and machinery, as illustrated in the above table.

The short-term loans with RZB have been renewed for one year in July 2011 and will be due and renewable on July 31, 2012. We are not aware of any existing issues that may lead to a withdrawal of such loan at its maturity. Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of June 30, 2011, the Company also had $4,409,024 in debt obligation for interest relating to its short-term and long-term loans. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2011, debt obligations include principal repayments and interest payments:

	Payments Due By Year
	Total	Fiscal Year 2012	Fiscal Year 2013-2014	Fiscal Year 2015-2016	Fiscal Years 2017 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$29,355,285	$1,984,637	$27,370,648	$-	$-
Current Portion of Long-Term Debt Obligations	$4,437,515	$4,437,515	$-	$-	$-
Long-Term Debt Obligations	$15,986,872	$-	$8,346,074	$7,640,798	$-
	$49,779,672	$6,422,152	$35,716,722	$7,640,798	$-

Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning July 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. At June 30, 2011, approximately 3% of our accounts receivable were past due over 180 days. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2011 and 2010, the Company had $1,063,620 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the years ended June 30, 2011 and 2010 were $19,992 and $218,235, respectively. The current year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to state owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw material receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2011 and 2010, the Company had allowances of advances to suppliers of $1,724,275 and $1,643,419, respectively.

The majority of our advances to suppliers of over 180 days is attributable to our advances to a subsidiary of a state-owned company in China, whose risk of default is minimal. At June 30, 2011, this supplier has confirmed to our management that it is committed to delivering the contracted raw materials as and when those are needed by the Company.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 that both expire in December 2056. The land use rights are amortized over a fifty-year term. Intangible assets of the Company are reviewed for impairment if there are triggering events, to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. An impairment test was performed as of June 30, 2011 and no impairment charges were recognized for the relevant periods. As of June 30, 2011, the Company expects these assets to be fully recoverable.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flow generated by the assets, comparing the result to the asset carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. As of June 30, 2011, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the year ended June 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2011 and 2010 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of June 30, 2011 our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2011, as our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended June 30, 2011, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2011, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Leada Tak Tai Li	31	Director (Chairperson), Chief Financial Officer
Hai Sheng Chen	48	Chief Executive Officer and Director
Zu De Jiang	65	Chief Operating Officer
Tung Kuen Tsui	66	Director
David Peter Wong	55	Director
Che Kin Lui	49	Director
Daniel Carlson	43	Non-Executive and Non-Voting Director

Leada Tak Tai Li.  Leada Tak Tai Li has been the Chair of our Board of Directors since August 1, 2011 and Chief Financial Officer since December 28, 2006. From October 2005 until December 28, 2006, Ms. Li was the Chief Financial Officer of PSHL. Ms. Li has been a Non-Executive Director of STAR Pharmaceutical Limited since August 2009, and was an assistant to the Chairman for the same company between June 2004 and October 2005, where she was assisting with group activities and financial reporting. From November 2003 until May 2004, Ms. Li was an accountant with KPMG Hong Kong, a company engaged in audit, assurances and consulting services, conducting commercial due diligence on businesses in China. From January 2002 until September 2002, Ms. Li was an investment advisor conducting research and analysis with the private equity firm Suez Asia Holdings (Hong Kong) Ltd. In 2003, Ms. Li received her Master’s Degree in Accounting and Finance from Napier University in the U.K., and a Bachelors Degree in Commerce from the University of Melbourne in 2001.

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

Tung Kuen Tsui.  Tung Kuen Tsui has been a member of our Board of Directors since December 28, 2006.  Mr. Tsui has been retired since 1998. From 1995 to 1998, Mr. Tsui served as a Senior Credit Controller for PricewaterhouseCoopers. Prior to working as the Senior Credit Controller, Mr. Tsui held a variety of positions with PricewaterhouseCoopers since 1971, including Senior Manager, Information Systems. Mr. Tsui has a Master in Business Administration from the University of Macau. Mr. Tsui graduated as an Associate Member of Chartered Institute of Secretaries and Administrators in the United Kingdom.

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

Che Kin Lui.  Che Kin Lui has been a member of our Board of Directors since December 28, 2006. Mr. Lui has been the Chief Financial Officer of Mirach Energy Limited, an oil exploration and production company listed on the Singapore Stock Exchange, since April 2007. Mr. Lui served as a consultant for Synthesis Consultancy Limited from July 2002 until March 2007. From June 1999 to July 2002, Mr. Lui served as a manager for MVP (HK) Industries Limited, a company engaged in manufacturing household tools. Mr. Lui has a Master in Business Administration from the University of Ballarat, Australia, and a diploma in Business Administration from Hong Kong Shue Yan College.

Daniel Carlson. Mr. Carlson is the Chief Financial Officer for Colombia Clean Power & Fuels, Inc. (“CCPF”), an OTCBB publicly traded company focused on developing coal resources in Colombia, using advanced coal processing techniques. Additionally, Dan is CFO of CCPF’s parent company, LIFE Power & Fuels. LIFE, which stands for Low Impact Fossil Energy, is engaged in technologically advanced production of fossil fuels, such as Underground Coal Gasification and Coal to Liquid facilities. Prior to transitioning to his roles with CCPF and LIFE, Dan was a series 7 licensed investment banker with European American Equities, the merchant bank founder of both companies. During his career in finance, he has assisted multiple companies through the reverse merger process and has worked on numerous financings. Mr. Carlson has been involved in the money management industry for over 20 years, having also spent time at Husic Capital, Azure Capital and RCM Capital Management. Mr. Carlson graduated in 1989 from Tufts University with a degree in Economics.

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

Director	Titles	Material Qualifications
Leada Tak Tai Li	Director and Chairperson
●  Master in accounting and finance
●  Knowledge of U.S. accounting and financial reporting standards
●  Contributes invaluable long-term knowledge of our business and operations and of the steel industry and the cold rolling niche markets in China

Hai Sheng Chen	Director and Chief Executive Officer	● Co-founder of the Company and its oldest subsidiary ● EMBA in Business Administration ● Expertise in cold rolling and general knowledge of the steel industry with over 20 years of experience
● Contributes invaluable long-term knowledge of our business and operations and of the steel industry and the cold rolling niche markets in China

Tung Kuen Tsui	Director	● Master in Business Administration ● Served with PricewaterhouseCoopers for 27 years prior to his retirement in 1998 ● Knowledge of U.S. accounting and financial reporting standards.

David Peter Wong	Director
●  Chief Financial Officer of a registered California-based investment adviser
●  U.K. Chartered Accountant with six years of public accounting experience with Ernst & Young in London and PriceWaterhouseCoopers in Hong Kong

● Up-to-date knowledge of U.S. accounting and financial reporting standards and knowledge of SEC rules and regulation

Che Kin Lui	Director	● Master in Business Administration ● Chief Financial Officer of a company listed on the Singapore Stock Exchange ● Experience in accounting and corporate governance as CFO of a listed company.

Daniel Carlson	Non-Executive Director	● Bachelor’s Degree in Economics ● Over 20 years of experience in asset and money management industry ● Experience in the US finance industry and knowledge of U.S. capital markets

Family Relationships

There are no family relationships among any of our officers and directors.

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

Board Composition and Committees

Our board of directors currently consists of six members: Leada Tak Tai Li, Hai Sheng Chen, Tung Kuen Tsui, Che Kin Lui, David Peter Wong and Daniel Carlson. Mr. Carlson serves as a non-executive, non-voting member of the board of directors.  Tung Kuen Tsui, Che Kin Lui, David Peter Wong each serves on our board of directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules. Our board of directors has determined that David Peter Wong possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  During the fiscal year ended June 30, 2011, there were no waivers of our Code of Business Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended June 30, 2011 and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hai Sheng Chen, Chief	2011	27,072	-	-	-	27,072
Executive Officer(1)	2010	20,576	-	-	-	20,576
Leada Tak Tai Li, Chairperson	2011	84,000	-	-	-	84,000
and Chief Financial Officer (1)	2010	72,000	-	-	-	72,000

(1)
On June 14, 2011, Dr. Wo Hing Li resigned from his position as Chairman of our Board of Directors, effective immediately. On August 1, 2011, our Board of Directors appointed Ms. Leada Li to serve as Board Chair in his stead.

Employment Agreements

We have entered into executive employment agreements with each of Hai Sheng Chen, our Chief Executive Officer, Leada Tak Tai Li, our Board Chair and Chief Financial Officer and Zu De Jiang, our Chief Operating Officer. All executive employment agreements were entered into as of January 1, 2007, except Mr. Jiang’s employment agreement which was entered into on May 1, 2010, and will continue indefinitely until terminated in accordance with the terms of agreement. The base salary shown in the Summary Compensation Table above is described in each of the executive officer’s respective employment agreement, and each of them has the right to participate in our employee benefit plans. The executives are also entitled to reimbursement, to the fullest extent authorized by Delaware law, of all expenses incurred or suffered by them in connection with any claim brought against them because of or in connection with their positions with us or any of our affiliates, except to the extent that, such expenses arise as a result of the bad faith, willful misconduct or gross negligence of the executive, or as a result of his or her conviction for a felony.

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of the named executive officers at year end. No equity awards were made during the year ended June 30, 2011.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Che Kin Lui	36,000	-	-	-	-	36,000
David Peter Wong	42,000	-	-	-	-	42,000
Tung Kuen Tsui	36,000	-	-	-	-	36,000
Daniel Carlson	36,000	-	-	-	-	36,000
Wo Hing Li	133,778	-	-	-	-	133,778

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 21, 2011 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Hai Sheng Chen	Chief Executive Officer and Director	Common Stock, $0.001 par value	-	*
Leada Tak Tai Li	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	200,000	*
Zu De Jiang	Chief Operating Officer	Common Stock, $0.001 par value	-	*
Tung Kuen Tsui	Director	Common Stock, $0.001 par value	-	*
David Peter Wong	Director	Common Stock, $0.001 par value	-	*
Che Kin Lui	Director	Common Stock, $0.001 par value	-	*
Daniel Carlson	Non-Executive and Non-Voting Director		10,000	*
All Officers and Directors as a group (8 persons named above)			15,559,240	33.4%
5% Security Holders
Wo Hing Li		Common Stock, $0.001 par value	15,349,240	33.0%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(2)
A total of 46,562,955 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 21, 2011. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2011 for each category of our equity compensation plan:

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

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Moore Stephens for professional services rendered for the fiscal years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
Audit Fees	$164,000	$119,000
Audit Related Fees	-	55,000
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$164,000	$174,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended June 30, 2011.

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

14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on September 15, 2010)
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: September 28, 2011
CHINA PRECISION STEEL, INC.

By:	/s/ Hai Sheng Chen
Hai Sheng Chen
Chief Executive Officer

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hai Sheng Chen	Chief Executive Officer and Director	September 28, 2011
Hai Sheng Chen	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chair of the Board of Directors and Chief Financial Officer	September 28, 2011
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	September 28, 2011
Tung Kuen Tsui

/s/ David Peter Wong	Director	September 28, 2011
David Peter Wong

/s/ Che Kin Lui	Director	September 28, 2011
Che Kin Lui

/s/ Daniel Carlson	Non-Executive and Non-Voting Director	September 28, 2011
Daniel Carlson

CHINA PRECISION STEEL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

Moore Stephens
Certified Public Accountants
Hong Kong

September 28, 2011

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets

		June 30,	June 30,
	Notes	2011	2010

Assets

Current assets
Cash and cash equivalents		$2,707,754	$29,036,706
Accounts receivable
Trade, net of allowances of $1,063,620 and $1,013,744 at June 30, 2011 and 2010, respectively		41,335,759	39,598,845
Bills receivable		201,133	4,760,816
Other		1,420,192	1,369,219
Inventories	8	25,077,449	28,522,198
Prepaid expenses		633,416	534,882
Advances to suppliers, net of allowance of $1,724,275 and $1,643,419 at June 30, 2011 and 2010, respectively	9	50,034,590	13,959,206

Total current assets		121,410,293	117,781,872

Property, plant and equipment
Property, plant and equipment, net	10	75,311,221	69,907,194
Construction-in-progress	11	64,762	3,983,450

		75,375,983	73,890,644

Intangible assets, net	12	1,892,249	1,844,995

Goodwill		99,999	99,999

Total assets		$198,778,524	$193,617,510

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	13	$27,370,648	$25,965,421
Long-term loan – current portion	14	3,600,000	-
Accounts payable and accrued liabilities		5,599,323	9,952,109
Advances from customers		2,275,241	3,266,377
Other taxes payables		6,297,227	3,868,220
Current income taxes payable		5,691,456	5,393,000

Total current liabilities		50,833,895	48,445,127

Long-term loan	14	14,400,000	18,075,914

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2011 and 2010, respectively	15
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding June 30, 2011 and 2010, respectively	15	46,563	46,563
Additional paid-in capital	15	75,642,383	75,642,383
Accumulated other comprehensive income		16,822,185	10,630,975
Retained earnings		41,033,498	40,776,548

Total stockholders' equity		133,544,629	127,096,469

Total liabilities and stockholders' equity		$198,778,524	$193,617,510

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended June 30, 2011 and 2010

	Notes	2011	2010

Sales revenues		$151,199,711	$110,453,947
Cost of goods sold		145,234,370	100,146,924
Gross profit		5,965,341	10,307,023

Operating expenses
Selling expenses		263,537	400,808
Administrative expenses		2,039,072	2,708,564
Allowance for bad and doubtful debts		19,992	218,235
Depreciation and amortization expense		224,350	169,081

Total operating expenses		2,546,951	3,496,688

Income from operations		3,418,390	6,810,335

Other income/(expense)
Other revenues		3,454	195,795
Interest and finance costs		(2,628,567)	(920,617)

Total other (expense)		(2,625,113)	(724,822)

Income from operations before income tax		793,277	6,085,513

Provision for income tax	16
Current		536,327	491,976

Total income tax expense		536,327	491,976

Net income		$256,950	$5,593,537

Basic earnings per share	17	$0.01	$0.12

Basic weighted average shares outstanding		46,562,955	46,562,955

Diluted earnings per share	17	$0.01	$0.12

Diluted weighted average shares outstanding		46,562,955	46,562,955

Components of comprehensive income:
Net income		$256,950	$5,593,537
Foreign currency translation adjustment		6,191,210	899,470

Comprehensive income		$6,448,160	$6,493,007

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended June 30, 2011 and 2010

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2009	46,562,955	$46,563	$75,642,383	$9,731,505	$35,183,011	$120,603,462

Foreign currency translation adjustment	-	-	-	899,470	-	899,470
Net income	-	-	-	-	5,593,537	5,593,537

Balance at June 30, 2010	46,562,955	46,563	75,642,383	10,630,975	40,776,548	127,096,469

Foreign currency translation adjustment	-	-	-	6,191,210	-	6,191,210
Net income	-	-	-	-	256,950	256,950

Balance at June 30, 2011	46,562,955	$46,563	$75,642,383	$16,822,185	$41,033,498	$133,544,629

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2011 and 2010

	2011	2010

Cash flows from operating activities
Net income	$256,950	$5,593,537
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,141,320	6,272,027
Allowance for bad and doubtful debts	19,992	218,235
Inventory provision	-	42,816
Loss on disposal of property, plant and equipment	632	2,006
Net changes in assets and liabilities:
Accounts receivable, net	5,531,665	(13,559,383)
Inventories	4,848,044	(12,171,915)
Prepaid expenses	(90,302)	(458,887)
Advances to suppliers	(35,388,589)	8,077,892
Accounts payable and accrued expenses	(5,366,268)	2,757,067
Advances from customers	(1,151,842)	1,510,763
Other taxes payable	2,238,690	(1,324,648)
Current income taxes	33,120	579,492

Net cash (used in) operating activities	(20,926,588)	(2,460,998)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(5,998,122)	(3,684,282)
Proceeds from disposal of property, plant and equipment	-	2,212

Net cash (used in) investing activities	(5,998,122)	(3,682,070)

Cash flows from financing activities
Loan proceeds	-	21,836,199
Repayments of short-term loans	(837,525)	(447,389)

Net cash (used in)/provided by financing activities	(837,525)	21,388,810

Effect of exchange rate	1,433,283	141,377

Net (decrease)/increase in cash	(26,328,952)	15,387,119

Cash and cash equivalents, beginning of year	29,036,706	13,649,587

Cash and cash equivalents, end of year	$2,707,754	$29,036,706
Suppplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,638,853	$920,617
Taxes	$503,957	$107,080

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.
Notes to the Consolidated Financial Statements

1. Description of Business

On December 28, 2006, China Precision Steel, Inc. (the “Company”, “CPSL” or “we”), under our former name, OraLabs Holding Corp., issued 25,363,002 shares of common stock in exchange for 100% of the registered capital of Partner Success Holdings Limited (“PSHL”), a British Virgin Islands Business Company pursuant to a Stock Exchange Agreement dated March 31, 2006. Subsequent to the closing of that transaction, on December 28, 2006, the Company redeemed 3,629,350 shares of its common stock in exchange for all of the common stock of OraLabs, Inc., a wholly-owned operating subsidiary. The Company issued 100,000 shares of its common stock to OraLabs, Inc. in exchange for $450,690, and received additional cash payments in the aggregate amount of $108,107 in payment of an estimated $558,797 tax liability to be incurred by the Company in connection with the spinoff of OraLabs, Inc. and the supplemental payment received. The Company then changed its name to China Precision Steel, Inc.

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

The Company’s principal activities are conducted through its two operating subsidiaries, Chengtong and Shanghai Blessford. Chengtong and Shanghai Blessford are niche precision steel processing companies principally engaged in the manufacture and sale of cold-rolled and hot-rolled precision steel strips for downstream applications in the automobile industry (components and spare parts), kitchen tools and functional parts of electrical appliances. Raw materials, hot-rolled de-scaled (pickled) steel coils, will go through certain cold reduction processing procedures to give steel rolls different thickness for deliveries in accordance with customers’ specifications. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

2. Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Functional Currency and Translating Financial Statements” below).

The consolidated balance sheets as of June 30, 2011 and 2010 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong, collectively referred to as “the Group”. The consolidated statements of operations for the year ended June 30, 2011 and 2010 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong. Intercompany items have been eliminated.

3. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2011 and 2010, the Company had $1,063,620 and $1,013,744 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. Provision for bad debts recognized for the years ended June 30, 2011 and 2010 were $19,992 and $218,235, respectively. The current year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

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

Advances to Suppliers – In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2011 and 2010, the Company had allowances of advances to suppliers of $1,724,275 and $1,643,419, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. To date, we have not written off any advances to suppliers.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

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

Impairment of Long-Lived Assets – The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC Topic No. 360 “Property, Plant and Equipment” (“ASC 360”), which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2011 and 2010, the Company capitalized $nil and $530,788, respectively, of interest to construction-in-progress.

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

Contingent Liabilities and Contingent Assets – A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

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

Advances from Customers – Advances from customers represent advance cash receipts from customers and for which goods have not been delivered or services have not been rendered at each balance sheet date. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

Revenue Recognition – Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered. Revenue is reported net of all VAT taxes. Other income is recognized when it is earned.

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

Taxation – Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2011 and 2010.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs – According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 37% of the employees’ salaries above a fixed threshold amount and the employees contribute 11%, while Chengtong and Shanghai Blessford contribute the balance contribution of 26%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the years ended June 30, 2011 and 2010, the Company’s pension cost charged to the statements of operations under the plan amounted to $233,432 and $214,949, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2011 and 2010 because of the relatively short-term maturity of these instruments.

Use of Estimates – The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during years ended June 30, 2011 and 2010 is as follows:

	2011		2010
a. Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Co. Ltd	32,261,653	21	18,019,397	16
Shanghai Changshuo Steel Company, Ltd	23,410,550	16	22,508,805	21

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the years ended June 30, 2011 and 2010 is as follows:

	2011				2010
b. Suppliers	$		% to purchases		$		% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	28,878,126		24		23,880,395		33
Wuxi Hangda Trading Co., Ltd.	18,700,715		16		17,957,973		24
Zhejiang Wuchan Metal Group Co., Ltd.	15,962,338		13		-	*	-	*
Guangzhou Zhujiang Steel Co., Ltd.	-	*	-	*	14,740,899		20
Jiangsu Sumeida International Technology Trading Co., Ltd.	-	*	-	*	7,332,111		10

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $41,335,759 and $39,598,845 as of June 30, 2011 and 2010, respectively.

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

6. Valuation and Qualifying Accounts

		Additions	Deductions/
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	Charged to	Exchange	End of
Description	of Year	Expenses	Allowance	Difference	Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2010	830,127	218,235	(41,852)	7,234	1,013,744
Year ended June 30, 2011	1,013,744	19,992	-	29,884	1,063,620

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2010	1,631,557	-	-	11,862	1,643,419
Year ended June 30, 2011	1,643,419	-	-	80,856	1,724,275

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2010	3,674,408	169,868	-	987	3,845,263
Year ended June 30, 2011	3,845,263	417,749	-	107,389	4,370,401

7. Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in the PRC are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years. In accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements as of and for the two years ended June 30, 2011 and 2010.

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY BALANCE SHEETS
JUNE 30, 2011 AND 2010

	2011	2010
Cash and cash equivalents	$180,789	$1,646,686
Prepayments	420,854	367,568
Total current assets	601,643	2,014,254

Property, plant and equipment	2,370	1,402
Investment in subsidiary, reported on equity method	69,315,760	61,324,389
Advances to subsidiaries	63,785,345	63,633,339

Total assets	$133,705,118	$126,973,384

Current liabilities:
Accounts payable	$155,923	$130,000
Accrued expenses	4,566	4,566
Total current liabilities	$160,489	$134,566

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized; 46,562,955 shares issued and outstanding at June 30, 2011 and 2010, respectively	46,563	46,563
Additional paid-in capital	75,642,383	75,642,383
Other comprehensive income	16,822,185	10,629,236
Retained earnings	41,033,498	40,520,636

Total stockholders' equity	$133,544,629	$126,838,818

Total liabilities and stockholders' equity	$133,705,118	$126,973,384

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY INCOME STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

SALES	$-	$-

OPERATING AND ADMINISTRATIVE EXPENSES:
General and administrative expenses	1,289,014	1,196,635
Loss from operations	(1,289,014)	(1,196,635)

OTHER INCOME:
Interest income	3,454	12,719
Equity in earnings of unconsolidated subsidiaries	1,542,510	6,521,541
INCOME BEFORE INCOME TAXES	256,950	5,337,625

PROVISION FOR INCOME TAXES	-	-

NET INCOME	$256,950	$5,337,625

The components of comprehensive income:
Net income	$256,950	$5,337,625
Foreign currency translation adjustment	6,191,210	897,731

COMPREHENSIVE INCOME	$6,448,160	$6,235,356

CHINA PRECISION STEEL, INC.
CONDENSED PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256,950	$5,337,625
Adjustments to reconcile net income to operating activities -
Add: depreciation	567	436
Add: loss on fixed asset disposal	632
Less: Equity in earnings of unconsolidated subsidiaries	(1,542,510)	(6,521,541)
Net changes in assets and liabilities
Prepayments	(205,292)	(302,403)
Accounts Payable	25,923	(22,000)
Net cash (used in) operating activities	(1,463,730)	(1,507,883)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of fixed assets	(2,167)	-
Net cash used in investing activities	(2,167)	-

Effect of exchange rate change on cash and cash equivalents	-	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,465,897)	(1,507,883)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,646,686	3,154,569

CASH AND CASH EQUIVALENTS, END OF YEAR	$180,789	$1,646,686

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of capitalized amounts	$-	$-
Income taxes paid	$-	$-

8. Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amounts of $44,922 and $42,816 for the years ended June 30, 2011 and 2010 respectively.

As of June 30, 2011 and 2010, inventories consisted of the following:

	June 30,	June 30,
At cost:	2011	2010
Raw materials	$5,360,128	$5,551,003
Work in progress	7,097,117	15,443,410
Finished goods	8,744,037	4,291,384
Consumable items	3,921,089	3,279,217
	25,122,371	28,565,014
Less: provision	(44,922)	(42,816)
	$25,077,449	$28,522,198

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,096,698 (June 30, 2010: $6,588,535) were pledged for short-term loans totaling $19,030,232 (June 30, 2010: $18,137,848) at June 30, 2011.

9. Advances to Suppliers

Cash advances are shown net of allowances of $1,724,275 and $1,643,419 at June 30, 2011 and 2010, respectively.

The majority of our advances to suppliers greater than 180 days as of June 30, 2011 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

10. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30,	June 30,
	2011	2010
Plant and machinery	$75,670,080	$62,486,750
Buildings	23,045,416	21,964,748
Motor vehicles	699,229	554,368
Office equipment	519,421	472,537
	99,934,146	85,478,403
Less: Accumulated depreciation	(24,622,925)	(15,571,209)
	$75,311,221	$69,907,194

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2011 and 2010, depreciation totaling $5,453,419 and $4,294,798, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $38,109,339 (June 30, 2010: $40,543,231) and $21,744,337 (June 30, 2010: $23,161,753) were pledged for short-term loans totaling $27,189,629 and long-term loans including current portion totaling $18,000,000, respectively, at June 30, 2011 (June 30, 2010: $25,965,421 and $18,075,914, respectively).

11. Construction-In-Progress

As of June 30, 2011 and 2010, construction-in-progress consisted of the following:

	June 30, 2011	June 30, 2010
Construction costs	$64,762	$3,983,450

Construction-in-progress represents construction and installations of annealing furnaces.

12. Intangible Assets

Land use rights amounting to $1,886,717 (June 30, 2010: $1,837,140) were pledged for short-term loans totaling $27,189,629 (June 30, 2010: $25,965,421) at June 30, 2011.

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

13. Short-Term Loans

Short-term loans consisted of the following:

	June 30,	June 30,
	2011	2010
Bank loan dated June 23, 2010, due July 31, 2011, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.2565% at June 30, 2011) per annum (Notes 10 and 12)	8,159,397	5,300,000

Bank loan dated July 23, 2009, due July 31, 2010 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at June 30, 2011) per annum (Notes 10 and 12)	-	2,527,573

Bank loan dated June 23, 2010, due July 31, 2011 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at June 30, 2011) per annum (Notes 8, 10 and 12)	19,030,232	18,137,848

Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	181,019	-
	$27,370,648	$25,965,421

The above bank loans outstanding at June 30, 2011 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that is secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Other than the bank loan dated January 19, 2011, all above short-term loans have been renewed in July 2011 and are now due on July 31, 2012.

The weighted-average interest rate on short-term loans at June 30, 2011 and 2010 was 7.25% and 5.59%, respectively.

14. Long-Term Loan

	June 30, 2011	June 30, 2010
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.8978% at June 30, 2011) per annum (Note 10)	$18,000,000	$18,075,914

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities.

Maturities of long-term loan, including current portion, for the years ending June 30:

2012	$3,600,000
2013	$3,600,000
2014	$3,600,000
2015	$3,600,000
2016	$3,600,000
$14,400,000
Total	$18,000,000

15. Stock Warrants

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2010	Granted	Expired or Exercised	Outstanding June 30, 2011	Expiration Date
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

16. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Years ended June 30,
	2011	2010
Tax savings	$122,281	$1,064,505

Benefit per share
Basic	$0.00	$0.02
Diluted	$0.00	$0.02

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2011 and 2010 are as follows:

	June 30,	June 30,
Deferred tax assets and liabilities:	2011	2010
Net operating loss carried forward	$2,356,664	$1,938,915
Temporary differences resulting from allowances	2,013,737	1,906,348
Net deferred income tax asset	$4,370,401	$3,845,263
Valuation allowance	(4,370,401)	(3,845,263)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $19,306,032 as of June 30, 2011 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows.

	Year ended June 30,
	2011	2010
Computed tax at the PRC statutory rate of 25%	$(1,096)	$1,414,934
Valuation allowance	525,138	432,036
Income not subject to tax	(107,389)	(33,344)
Expenses not deductible for tax	14	-
Additional income taxes (1)	241,941	-
Tax loss recognized	-	(255,912)
Overprovision	-	(1,233)
Benefit of tax holiday	(122,281)	(1,064,505)
Income tax expense per books	$536,327	$491,976

(1)	The additional income taxes were taxes on the transfer of retained earnings to the registered capital of Shanghai Blessford during the year ended June 30, 2011.

Income tax expense consists of:

	Year ended June 30,
	2011	2010
Income tax expense for the year – PRC	$536,327	$491,976
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$536,327	$491,976

17. Earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the year ended June 30, 2011, warrants to purchase 1,420,000 shares at an exercise price of $8.45 were not included as their effect would have been anti-dilutive, however, these securities could potentially dilute basic earnings per share in the future.

For the year ended June 30, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2011:
Net income	$256,950
Basic EPS income available to common shareholders	$256,950	46,562,955	$0.01
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$256,950	46,562,955	$0.01
For the year ended June 30, 2010:
Net income	$5,593,537
Basic EPS income available to common shareholders	$5,593,537	46,562,955	$0.12
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$5,593,537	46,562,955	$0.12

18. Capital Commitments

As of June 30, 2011, the Company did not have any capital commitment (June 30, 2010: $4,556,039).

19. Impairment

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

As of June 30, 2011, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test in accordance with ASC360 and no impairment charges were recognized for the relevant year. As of June 30, 2011, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at June 30, 2011 was considered immaterial and not tested for impairment in accordance with ASC 350.

20. Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2011
	PRC	Foreign	Total
Revenue	$146,829,732	$4,369,979	$151,199,711
% of sales	97	3	100

	Year Ended June 30, 2010
	PRC	Foreign	Total
Revenue	$96,388,602	$14,065,345	$110,453,947
% of sales	87	13	100

21. Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2011 and 2010:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2011:
Revenues	$46,045,610	$31,489,118	$39,768,528	$33,896,455
Gross profit	1,714,009	(41,616)	1,908,863	2,384,085
Income/(loss) from operations before income tax	521,124	(886,646)	264,144	894,655
Net income/(loss)	283,155	(872,497)	201,781	644,511
Basic earnings/(loss) per share	$0.01	$(0.02)	$0.00	$0.01
Diluted earnings/(loss) per share	$0.01	$(0.02)	$0.00	$0.01

Fiscal 2010:
Revenues	$36,407,524	$29,990,596	$27,013,838	$17,041,989
Gross profit/(loss)	2,537,834	3,429,875	3,635,955	703,359
Income/(loss) from operations before income tax	1,440,327	2,332,173	2,589,437	(276,424)
Net income/(loss)	1,267,937	2,011,354	2,589,437	(275,191)
Basic earnings/(loss) per share	$0.03	$0.04	$0.06	$(0.01)
Diluted earnings/(loss) per share	$0.03	$0.04	$0.06	$(0.01)

Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.

22. Recent Accounting Pronouncements

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it will be effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. We do not believe that adoption of ASU 2011-04 will have a significant impact on our financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). This update amends ASC Topic 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance. Presentation of total comprehensive income in the statement of stockholders' equity or the footnotes will no longer be allowed. The calculation of net income and basic and diluted net income per share will not be affected. ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it will be effective for our fiscal year beginning July 1, 2012. Retrospective adoption is required and early adoption is permitted. We do not believe that adoption of ASU 2011-05 will have a significant impact on our financial position, results of operations or cash flows.

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
10.6
Senior Loan Agreement, dated January 29, 2011, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2011)

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

14	Code of Business Conduct and Ethics(incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on September 28, 2010)
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002