Form 10-Q
period 2011-09-30
China Precision Steel, Inc.
filed 2011-11-14
CIK 1044577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q
Three Months Ended September 30, 2011

-i-

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

		September 30,	June 30,
	Notes	2011	2011

Assets

Current assets
Cash and cash equivalents		$2,153,053	$2,707,754
Accounts receivable
Trade, net of allowances of $1,076,798 and $1,063,620 at September 30 and June 30, 2011, respectively	5	48,462,563	41,335,759
Bills receivable		-	201,133
Other		1,367,236	1,420,192
Inventories	6	25,080,071	25,077,449
Prepaid expenses		569,290	633,416
Advances to suppliers, net of allowance of $1,745,638 and $1,724,275 at September 30 and June 30, 2011, respectively	7	51,240,910	50,034,590

Total current assets		128,873,123	121,410,293

Property, plant and equipment
Property, plant and equipment, net	8	74,188,898	75,311,221
Construction-in-progress	9	9,830	64,762

		74,198,728	75,375,983

Intangible assets, net	10	1,904,652	1,892,249

Goodwill		99,999	99,999

Total assets		$205,076,502	$198,778,524

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$27,121,859	$27,370,648
Long-term loan - current portion	12	3,600,000	3,600,000
Accounts payable and accrued liabilities		6,935,599	5,599,323
Advances from customers		6,082,951	2,275,241
Other taxes payables		7,037,921	6,297,227
Current income taxes payable		5,789,474	5,691,456

Total current liabilities		56,567,804	50,833,895

Long-term loan	12	14,400,000	14,400,000

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30 and June 30, 2011, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding September 30 and June 30, 2011, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		18,465,349	16,822,185
Retained earnings		39,954,403	41,033,498

Total stockholders' equity		134,108,698	133,544,629

Total liabilities and stockholders' equity		$205,076,502	$198,778,524

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Notes	2011	2010

Sales revenues		$42,166,843	$33,896,455
Cost of goods sold		42,105,073	31,512,370
Gross profit		61,770	2,384,085

Operating expenses
Selling expenses		68,304	110,205
Administrative expenses		294,076	871,470
Depreciation and amortization expense		54,444	44,160

Total operating expenses		416,824	1,025,835

(Loss)/income from operations		(355,054)	1,358,250

Other income/(expense)
Other revenues		199	1,518
Interest and finance costs		(669,928)	(465,113)

Total other (expense)		(669,729)	(463,595)

(Loss)/income from operations before income tax		(1,024,783)	894,655

Provision for income tax	14
Current		54,312	250,144

Total income tax expense		54,312	250,144

Net (loss)/income		$(1,079,095)	$644,511

Basic (loss)/earnings per share	15	$(0.02)	$0.01

Basic weighted average shares outstanding		46,562,955	46,562,955

Diluted (loss)/earnings per share	15	$(0.02)	$0.01

Diluted weighted average shares outstanding		46,562,955	46,562,955

Components of comprehensive (loss)/income:
Net (loss)/income		$(1,079,095)	$644,511
Foreign currency translation adjustment		1,643,164	1,697,739

Comprehensive income		$564,069	$2,342,250

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2011

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2011	46,562,955	46,563	75,642,383	16,822,185	41,033,498	133,544,629

Foreign currency translation adjustment	-	-	-	1,643,164	-	1,643,164
Net loss	-	-	-	-	(1,079,095)	(1,079,095)

Balance at September 30, 2011 (Unaudited)	46,562,955	$46,563	$75,642,383	$18,465,349	$39,954,403	$134,108,698

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010

Cash flows from operating activities

Net (loss)/income	$(1,079,095)	$644,511
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,196,295	1,918,682
Net changes in assets and liabilities:
Accounts receivable, net	(6,877,517)	6,594,117
Inventories	308,082	(2,485,506)
Prepaid expenses	66,760	(33,514)
Advances to suppliers	(586,403)	(12,614,539)
Accounts payable and accrued expenses	1,805,922	(3,886,917)
Advances from customers	3,779,521	(498,508)
Other taxes payable	662,673	53,900
Current income taxes	27,502	191,872

Net cash provided by/(used in) operating activities	303,740	(10,115,902)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(84,886)	(6,542,428)

Net cash (used in) investing activities	(84,886)	(6,542,428)

Cash flows from financing activities
Repayments of short-term loans	(810,921)	(51,479)

Net cash (used in) financing activities	(810,921)	(51,479)

Effect of exchange rate	37,366	326,160

Net (decrease) in cash	(554,701)	(16,383,649)

Cash and cash equivalents, beginning of period	2,707,754	29,036,706

Cash and cash equivalents, end of period	$2,153,053	$12,653,057

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

1. Description of Business

China Precision Steel, Inc. (the “Company,” “CPSL” or “we”) is a niche and high value-added steel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

The accompanying unaudited consolidated financial statements as of September 30, 2011 and for the periods ended September 30, 2011 and 2010 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

3. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations. Accounts receivable are recorded at the time revenue is recognized and are stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At September 30 and June 30, 2011, the Company had $1,076,798 and $1,063,620 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was no provision for bad debts recognized for the three months ended September 30, 2011 and 2010.

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

Advances to Suppliers – In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30 and June 30, 2011, the Company had allowances of advances to suppliers of $1,745,638 and $1,724,275, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2011 and 2010, the Company capitalized $nil and $135,313, respectively, of interest to construction-in-progress.

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

Enterprise income tax

On March 16, 2007, the National People’s Congress of China passed The Enterprise Income Tax Law (the “New EIT Law”), and on December 6, 2007, the State Council of China passed the Implementing Rules for the EIT Law (“Implementing Rules”) which took effect on January 1, 2008. The New EIT Law and Implementing Rules impose a unified enterprise income tax (“EIT”) of 25% on all domestic-invested enterprises and foreign-invested entities (“FIEs”), unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old FIE tax laws, and its associated preferential tax treatments, beginning January 1, 2008.

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

The Company follows the provisions of the ASC Topic No. 740 “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“ASC 740”). ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statements and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statements and tax bases of assets acquired.

The Company recognizes that virtually all tax positions in the PRC are not free of some degree of uncertainty due to tax law and policy changes in the PRC. However, the Company cannot reasonably quantify political risk factors and thus must depend on guidance issued by current officials in the PRC.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three months ended September 30, 2011 and 2010, the Company’s pension cost charged to the statements of operations under the plan amounted to $69,338 and $55,935 respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30 and June 30, 2011 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during three months ended September 30, 2011 and 2010 is as follows:

	2011		2010
a. Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Co. Ltd	7,505,117	18	9,097,037	27
Hangzhou Cogeneration Import & Export Co., Ltd.	7,504,827	18	*	*
Shanghai Changshuo Steel Company, Ltd	5,644,432	13	5,825,690	17
Zhejiang Yongfeng Steel Co., Ltd.	5,271,256	13	*	*

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the three months ended September 30, 2011 and 2010 is as follows:

	2011		2010
b. Suppliers	$	% to purchases	$	% to purchases
Shanghai Piyun Steel Co., Ltd.	9,450,311	26	*	*
Dachang Huizu Baosheng Steel Products Co., Ltd.	7,117,889	20	8,767,582	24
Wuxi Hangda Trading Co., Ltd.	4,386,389	12	*	*
Zhejiang Wuchan Metal Group Co., Ltd.	*	*	8,209,383	22
Hangzhou Steel Materials Co., Ltd.	*	*	7,576,264	21

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $48,462,563 and $41,335,759 as of September 30, 2011 and June 30, 2011, respectively.

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

6. Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amounts of $45,478 and $44,922 as of September 30 and June 30, 2011, respectively.

As of September 30 and June 30, 2011, inventories consisted of the following:

At cost:	September 30, 2011	June 30, 2011
Raw materials	$6,510,092	$5,360,128
Work in progress	5,712,561	7,097,117
Finished goods	7,903,278	8,744,037
Consumable items	4,999,618	3,921,089
	25,125,549	25,122,371
Less: provision	(45,478)	(44,922)
	$25,080,071	$25,077,449

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $8,532,636 (June 30, 2011: $7,096,698) were pledged for short-term loans totaling $19,266,012 (June 30, 2011: $19,030,232) at September 30, 2011.

7. Advances to Suppliers

Cash advances are shown net of allowances of $1,745,638 and $1,724,275 at September 30 and June 30, 2011, respectively.

The majority of our advances to suppliers greater than 180 days as of September 30, 2011 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2011	June 30, 2011
Plant and machinery	$76,748,667	$75,670,080
Buildings	23,330,943	23,045,416
Motor vehicles	707,893	699,229
Office equipment	525,820	519,421
	101,313,323	99,934,146
Less: Accumulated depreciation	(27,124,425)	(24,622,925)
	$74,188,898	$75,311,221

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2011 and 2010, depreciation totaling $1,606,329 and $1,217,525, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $37,539,097 (June 30, 2011: $38,109,339) and $21,366,580 (June 30, 2011: $21,744,337) were pledged for short-term loans totaling $27,121,859 and long-term loans including current portion totaling $18,000,000, respectively, at September 30, 2011 (June 30, 2011: $27,189,629 and $18,000,000, respectively).

9. Construction-In-Progress

As of September 30 and June 30, 2011, construction-in-progress consisted of the following:

	September 30, 2011	June 30, 2011
Construction costs	$9,830	$64,762

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,899,764 (June 30, 2011: $1,886,717) were pledged for short-term loans totaling $27,121,859 (June 30, 2011: $27,189,629) at September 30, 2011.

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

11. Short-Term Loans

Short-term loans consisted of the following:

	September 30,	June 30,
	2011	2011
Bank loan dated July 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.544% at September 30, 2011) per annum (Notes 8 and 10)	7,855,847	8,159,397
Bank loan dated July 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.544% at September 30, 2011) per annum (Notes 6, 8 and 10)	19,266,012	19,030,232
Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	-	181,019
Total	$27,121,859	$27,370,648

The above bank loans outstanding at September 30, 2011 are Renminbi (“RMB”) loans. All outstanding short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. All outstanding short-term loans have been renewed in July 2011 and are now due on July 31, 2012.

The weighted-average interest rate on short-term loans at September 30 and June 30, 2011 was 7.54% and 7.25%, respectively.

12. Long-Term Loan

	September 30, 2011	June 30, 2011
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.986% at September 30, 2011) per annum (Note 8)	$18,000,000	$18,000,000

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

13. Stock Warrants

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2011	Granted	Expired or Exercised	Outstanding September 30, 2011	Expiration Date
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2011	2010
Tax savings	$54,312	$50,295

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of September 30 and June 30, 2011 are as follows:

Deferred tax assets and liabilities:	September 30, 2011	June 30, 2011
Net operating loss carried forward	$2,733,935	$2,356,664
Temporary differences resulting from allowances	2,038,687	2,013,737
Net deferred income tax asset	4,772,622	4,370,401
Valuation allowance	(4,772,622)	(4,370,401)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $18,379,164 as of September 30, 2011 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows.

	Three months ended September 30,
	2011	2010
Computed tax at the PRC statutory rate of 25%	$(268,660)	$197,611
Valuation allowance	402,221	92,637
Expenses not deductible for tax	13	-
Income not subject to tax	(24,950)	-
Overprovision	-	10,191
Benefit of tax holiday	(54,312)	(50,295)
Income tax expense per books	$54,312	250,144

Income tax expense consists of:

	Three months ended September 30,
	2011	2010
Income tax expense for the year – PRC	$54,312	$250,144
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$54,312	$250,144

 15. (Loss)/Earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted earnings/(loss) per share (EPS) computations.

For the three months ended September 30, 2011, warrants to purchase 1,420,000 shares at an exercise price of $8.45 were not included as their effect would have been anti-dilutive, however, securities represented by the 1,420,000 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three months ended September 30, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2011:
Net loss	$(1,079,095)
Basic EPS loss available to common shareholders	$(1,079,095)	46,562,955	$(0.02)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(1,079,095)	46,562,955	$(0.02)
For the three months ended September 30, 2010:
Net income	$644,511
Basic EPS income available to common shareholders	$644,511	46,562,955	$0.01
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$644,511	46,562,955	$0.01

16. Capital Commitments

As of September 30, 2011, the Company did not have any capital commitments (June 30, 2011: $nil).

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

As of September 30, 2011, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test in accordance with ASC360 and no impairment charges were recognized for the relevant period. As of September 30, 2011, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at September 30, 2011 was considered immaterial and not tested for impairment in accordance with ASC 350.

18. Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. The adoption the amendments in ASU 2010-06 did not have an impact on the Company’s financial position or results of operations.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”). ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted. We do not believe that adoption of ASU 2011-08 will have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward- looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2011.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at September 30, 2011 and June 30, 2011, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three months ended September 30, 2011 and 2010.

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

We conduct our operations principally in China through our wholly-owned operating subsidiaries, Chengtong and Shanghai Blessford, which are wholly owned subsidiaries of our direct subsidiary, PSHL. Most of our sales are made domestically in China; however, we began exporting during fiscal 2007 and our overseas market currently covers Indonesia, Thailand, the Caribbean, Nigeria, Ethiopia and Turkey. We intend to further expand into additional overseas markets in the future, subject to suitable market conditions and favorable regulatory controls.

First Quarter Financial Performance Highlights

During the quarter ended September 30, 2011, we saw growth in demand for our cold rolled steel products, period-on-period, together with fast rising costs. Domestic consumption remains relatively robust under China's 12th Five-Year Economic Development Plan which supports demand, however, high inflation and especially high raw material costs have substantially and adversely impacted our gross margin compared to the same period last year.

During the quarter ended September 30, 2011, we sold a total of 45,548 tons of products, an increase of 3,035 tons from 42,513 tons a year ago, due to an increase in demand in the domestic market as well as the addition of our third mill, which will increase our total annual production capacity ultimately to 260,000 tons when it reaches its full design capacity in the next two to three years. Such increase was mainly driven by increases in domestic demand for steel home appliances, roofing and food packaging products in connection with growing domestic consumer spending during the quarter ended September 30, 2011.  Despite the growing consumption and the period-on-period sales volume growth, average cost per unit sold increased 24.7% while average selling prices increased only 16.2%, period-on-period. We were not able to fully pass on the increased cost to our customers as our products mainly compete with imported products and the strengthening of the RMB over the recent years has made the price of such imports more competitive.  Increased volume and sales coupled with rising costs have led to a gross profit of $61,770 and a net loss of $1,079,095 for the three months ended September 30, 2011.  Total Company backlog as of September 30, 2011 was $19,922,102.

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

The following are some financial highlights for the first fiscal quarter:

●	Revenues: Our revenues were approximately $42.2 million for the quarter, an increase of 24.4% from last year.

●	Gross Margin: Gross margin was 0.1% for the quarter, compared to 7.0% last year.

●	(Loss)/income from operations before tax: Loss from operations before tax was approximately $1.0 million for the quarter, compared to income of approximately $0.9 million last year.

●	Net (loss)/income: Net loss was approximately $1.1 million for the quarter, compared to net income of approximately $0.6 million last year.

●	Fully diluted (loss)/earnings per share: Fully diluted loss per share was $0.02 for the quarter, compared to earnings per share of $0.01 last year.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2011 and 2010 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
Revenues	42,166,843	100.0	33,896,455	100.0
Cost of sales (including depreciation and amortization)	42,105,073	99.9	31,512,370	93.0
Gross profit	61,770	0.1	2,384,085	7.0
Selling and marketing	68,304	0.2	110,205	0.3
Administrative expenses	294,076	0.7	871,470	2.6
Depreciation and amortization	54,444	0.1	44,160	0.1
(Loss)/income from operations	(355,054)	1.0	1,358,250	4.0
Total other expense	(669,729)	(1.6)	(463,595)	(1.4)
(Loss)/income from operations before income tax	(1,024,783)	(2.4)	894,655	2.6
Income tax expense	54,312	0.1	250,144	0.7
Net (loss)/income	(1,079,095)	(2.6)	644,511	1.9
Basic (loss)/earnings per share	(0.02)		0.01
Diluted (loss)/earnings per share	(0.02)		0.01

Sales Revenues

Sales volume increased by 3,035 tons, or 7.1%, period-on-period, to 45,548 tons for the three months ended September 30, 2011, from 42,513 tons for the three months ended September 30, 2010 and as a result, sales revenues increased by $8,270,388, or 24.4%, period-on-period, to $42,166,843 for the three months ended September 30, 2011, from $33,896,455 for the three months ended September 30, 2010. The increase in sales revenues period-on-period is mainly attributable to the increase in demand for low-carbon cold-rolled products during the 2011 quarter.

Sales by Product Line

A break-down of our sales by product line for the periods ended September 30, 2011 and 2010 is as follows:

	2011			2010
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Period-on- Period Qty. Variance
Low carbon hard rolled	261	239,887	1	3,625	2,800,212	8	(3,364)
Low carbon cold-rolled	37,060	33,275,228	79	23,498	21,082,008	62	13,562
High-carbon hot-rolled	2,242	2,482,929	6	1,652	1,402,884	4	590
High-carbon cold-rolled	4,339	4,316,010	10	5,472	5,136,462	15	(1,133)
Subcontracting income	1,646	1,032,321	2	8,266	3,145,202	10	(6,620)
Sales of scrap metal	-	820,468	2	-	329,687	1	-
Total	45,548	42,166,843	100	42,513	33,896,455	100	3,035

There were different trends of demand across various product categories during the three months ended September 30, 2011. Low-carbon cold-rolled steel products accounted for 79% of the current sales mix at an average selling price of $898 per ton for the three months ended September 30, 2011, compared to 62% of the sales mix at an average selling price per ton of $897 for the three months ended September 30, 2010. The increase in demand in this category during the quarter was a result of increased domestic demand for steel used in the production of home appliances, roofing and food packaging products as a result of growing domestic consumer spending. Low-carbon hard-rolled steel products accounted for 1% of the current sales mix at an average selling price of $919 per ton for the three months ended September 30, 2011, compared to 8% of the sales mix at an average selling price per ton of $772 for the three months ended September 30, 2010, due to a decrease in demand in the export market period-on-period as a result of our less competitive prices in the global market caused by the continued strengthening of the Renminbi against the US dollar during the period.  High-carbon cold-rolled steel products accounted for 10% of the current sales mix at an average selling price of $995 per ton for the three months ended September 30, 2011, compared to 15% of the sales mix at an average selling price of $939 for the three months ended September 30, 2010. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of the slowing demand for automobiles in the PRC market. Subcontracting income revenues accounted for $1,032,321, or 2%, of the sales mix for the three months ended September 30, 2011, decreased from $3,145,202, or 10%, of the sales mix for the three months ended September 30, 2010.

	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	919	772	147	19.0
Low-carbon cold-rolled	898	897	1	0.1
High-carbon hot-rolled	1,107	849	258	30.4
High-carbon cold-rolled	995	939	56	6.0
Subcontracting income	627	380	247	65.0

The average selling price per ton increased to $926 for the three months ended September 30, 2011, compared to $797 in 2010, representing an increase of $129, or 16.2%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the quarter. There were increases in average selling prices across all product categories during the three months ended September 30, 2011.

Sales Breakdown by Major Customer

	2011		2010
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Co., Ltd.	7,505,117	18	9,097,037	27
Hangzhou Cogeneration Co., Ltd.	7,504,827	18	*	*
Shanghai Changshuo Steel Co., Ltd.	5,644,432	13	5,825,690	17
Zhejiang Yongfeng Steel Co., Ltd.	5,271,256	13	*	*
Changshu Jiacheng Steel Plating Co., Ltd.	1,702,702	4	*	*
SUMEC International Technology Co., Ltd.	*	*	2,590,163	8
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	*	*	2,453,552	7
Zhejiang Zhongwei Materials Co., Ltd.	*	*	2,298,702	7
	27,628,334	66	22,265,144	66
Others	14,538,509	34	11,631,311	34
Total	42,166,843	100	33,896,455	100

 * Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 66% for the three months ended September 30, 2011 and 2010. Sales to Hangzhou Cogeneration Co., Ltd., Zhejiang Yongfeng Steel Co., Ltd., and Changshu Jiacheng Steel Plating Co., Ltd., three new major customers for the quarter ended September 30, 2011, accounted for 35% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $10,592,703, or 33.6%, period-on-period, to $42,105,073 for the three months ended September 30, 2011, from $31,512,370 for the three months ended September 30, 2010. Cost of sales represented 99.9% of sales revenues for the three months ended September 30, 2011, compared to 93.0% for the three months ended September 30, 2010. Average cost per unit sold increased to $924 for the three months ended September 30, 2011, compared to $741 for the three months ended September 30, 2010, representing an increase of $183 per ton, or 24.7%, period-on-period.

	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	38,457,731	28,570,179	9,887,552	34.6
- Direct labor	150,802	129,859	20,943	16.1
- Manufacturing overhead	3,496,540	2,812,332	684,208	24.3
	42,105,073	31,512,370	10,592,703	33.6

Cost per unit sold
Total units sold (tons)	45,548	42,513	3,035	7.1
Average cost per unit sold ($/ton)	924	741	183	24.7

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in cost of raw materials per unit sold of $172, or 25.6%, from $672 for the three months ended September 30, 2010, to $844 for the three months ended September 30, 2011; and

●	an increase in factory overhead per unit sold of $11, or 16.7%, from $66 for the three months ended September 30, 2010, to $77 for the three months ended September 30, 2011.

The cost of raw materials consumed increased by $9,887,552, or 34.6%, period-on-period, to $38,457,731 for the three months ended September 30, 2011, from $28,570,179 for the three months ended September 30, 2010. This increase was due to increases in total units sold and average raw material cost per unit sold.

Direct labor costs increased by $20,943, or 16.1%, period-on-period, to $150,802 for the three months ended September 30, 2011, from $129,859 for the three months ended September 30, 2010. Manufacturing overhead costs increased by $684,208, or 24.3%, period-on-period, to $3,496,540 for the three months ended September 30, 2011, from $2,812,332 for the three months ended September 30, 2010. The increase was mainly attributable to the combined effect of an increase in depreciation charged to manufacturing overhead of $388,804, or 31.9%, period-on-period, to $1,606,329 for the three months ended September 30, 2011, from $1,217,525 for the three months ended September 30, 2010 and an increase in utilities of $5,142, or 0.5%, period-on-period, to $951,123 for the three months ended September 30, 2011, from $945,981 for the three months ended September 30, 2010.

Gross Profit

Gross profit in absolute terms decreased by $2,322,315 or 97.4%, period-on-period, to $61,770 for the three months ended September 30, 2011, from $2,384,085 for the three months ended September 30, 2010, and gross profit margin decreased to 0.1% for the three months ended September 30, 2011, from 7.0% for the three months ended September 30, 2010. The decrease in gross profit margin is mainly attributable to an increase in average cost per unit sold of 24.7% period-on-period offset by a 16.2% period-on-period increase in average selling prices.

Selling Expenses

Selling expenses decreased by $41,901, or 38.0%, period-on-period, to $68,304 for the three months ended September 30, 2011, from $110,205 for the three months ended September 30, 2010. The decrease was mainly attributable to less selling commission costs associated with largely reduced export sales period-on-period.

Administrative Expenses

Administrative expenses decreased by $577,394, or 66.3%, period-on-period, to $294,076 for the three months ended September 30, 2011, compared to $871,470 for the three months ended September 30, 2010. This was chiefly due to a decrease in exchange loss by $328,751, period-on-period, due to an exchange gain recognized in the amount of $219,051 on our USD long-term loan as a result of RMB appreciation against USD during the three months ended September 30, 2011, and a decrease in legal and professional expenses in the amount of $98,526, or 75.5%, period-on-period, due to decreased legal and investor relations activities during the three months ended September 30, 2011.

(Loss)/Income from Operations

Income from operations decreased by $1,713,304, or 126.1%, period-on-period, to a loss of $355,054 for the three months ended September 30, 2011, from an income of $1,358,250 for the three months ended September 30, 2010, as a result of the factors discussed above.

Other Income

Other income decreased $1,319, or 86.9%, to $199 for the three months ended September 30, 2011, from $1,518 for the three months ended September 30, 2010.  Such decrease was primarily due to lower cash balances period-on-period.

Interest Expense

Total interest expense increased $204,815, or 44.0%, to $669,928 for the three months ended September 30, 2011, from $465,113 for the three months ended September 30, 2010, due to increases in interest rates period-on-period.

Income Tax

For the three months ended September 30, 2011, we recognized an income tax expense of $54,312, compared to $250,144 for the three months ended September 30, 2010. The decrease of $195,832, or 78.3%, in income tax expense was a result of the lower taxable income period-on-period.

Net (Loss)/Income

Net income decreased by $1,723,606, or 267.4%, period-on-period, to a net loss of $1,079,095 for the three months ended September 30, 2011, compared to net income of $644,511 for the three months ended September 30, 2010. The decrease in net income is attributable to a combination of all the factors discussed above, but principally the increase in the average cost per unit sold and decrease in gross margin.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2011, we had cash and cash equivalents of approximately $2.2 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Three Months Ended September 30,
	2011	2010
Net cash provided by/(used in) operating activities	$303,740	$(10,115,902)
Net cash (used in) investing activities	(84,886)	(6,542,428)
Net cash (used in) financing activities	(810,921)	(51,479)
Net cash flow	(554,701)	(16,383,649)

Operating Activities

Net cash flows provided by operating activities for the three months ended September 30, 2011 were $303,740, as compared to $10,115,902 used in operating activities for the three months ended September 30, 2010, resulting in a net increase of $10,419,642. This increase was mainly due to a decrease in cash outflow for advances to suppliers of $12,028,136, a decrease in cash outflow for accounts payable and accrued expenses of $5,692,839, and an increase in cash inflow from advances from customers of $4,278,029, which were offset by a decrease in cash inflow from accounts receivable of $13,471,634 during the three months ended September 30, 2011.

For the three months ended September 30, 2011, sales revenues generated from the top five major customers as a percentage of total sales stood at 66%, same as the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the three months ended September 30, 2011 were for the purchase of property, plant and equipment related to the addition of annealing furnaces at our Shanghai Blessford facilities.  We believe this capital investment increases our capacity, expands product lines, improves product qualities and creates synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the three months ended September 30, 2011 were $84,886, as compared with $6,542,428 for the three months ended September 30, 2010. Cash flows used in investing activities substantially decreased period-on-period as majority of the construction of the additional annealing furnaces have been completed during the year ended June 30, 2011.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and all the construction costs relating to our third cold rolling mill have been paid for as at September 30, 2011.

Financing Activities

Net cash flows used in financing activities for the three months ended September 30, 2011 were $810,921, as compared to those used in financing activities for the three months ended September 30, 2010 of $51,479, for a net increase of $759,442. During the three months ended September 30, 2011, the Company made repayment of short-term loans in the amount of $810,921.

On December 30, 2008, we filed a universal shelf registration statement with the SEC, which was declared effective on December 10, 2009. The shelf registration will permit us to issue securities valued at up to an aggregate of $40 million. The effective registration statement provides us with the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

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

Current Assets

Current assets increased by $7,462,830, or 6.1%, period-on-period, to $128,873,123 as of September 30, 2011, from $121,410,293 as of June 30, 2011, principally as a result of an increase in accounts receivable of $7,126,804, or 17.2%, period-on-period and an increase in advances to suppliers of $1,206,320, offset by a decrease in cash and cash equivalents of $554,701, or 20.5%, period-on-period.

Accounts receivable, representing 37.6% of total current assets as of September 30, 2011, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the three months ended September 30, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of September 30 and June 30, 2011:

September 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	49,539,361	22,864,253	1,776,691	5,758,596	17,973,828	40,955	1,125,038
%	100	46	4	12	36	<1	2

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, since the three months ended September 30, 2010 we have halted all our direct sales transactions with customers in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best at the time, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

Current Liabilities

Current liabilities increased by $5,733,909, or 11.3%, period-on-period, to $56,567,804 as of September 30, 2011, from $50,833,895 as of June 30, 2011. The increase was mainly attributable to an increase in accounts payable and accrued liabilities of $1,336,276, or 23.9%, period-on-period, and an increase in advances from customers of $3,807,710, or 167.4%, period-on-period.

As of September 30, 2011, we had $27,121,859 in short-term loans. These short-term loans were renewed in July 2011 for one year and will be due on July 31, 2012. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the three months ended September 30, 2011, we invested $84,886 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2011, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	July 29, 2011	July 31, 2012	1 year	1.15 times of		$7,855,847
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	July 29, 2011	July 31, 2012	1 year	1.15 times of the		$19,266,012
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$18,000,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(114,917,400)
Total						$45,121,859

As of September 30, 2011, we had $27,121,859 in short-term loans secured by inventories, land use rights, buildings, plant and machinery and $18,000,000 in long-term loans secured by plant and machinery, as illustrated in the above table.

In July 2011, we renewed our short-term loans with RZB for an additional year and it will be due and renewable on July 31, 2012. We are not aware of any existing issues that may lead to a withdrawal of such loan at its maturity.  Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of September 30, 2011, the Company also had $4,514,143 in debt obligation for interest relating to its short-term and long-term loans. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2011, debt obligations include principal repayments and interest payments:

	Payments Due By Year

Contractual obligations:	Total	Fiscal Year 2012	Fiscal Year 2013-2014	Fiscal Year 2015-2016	Fiscal Years 2017 and Beyond
Short-Term Debt Obligations	$29,167,932	$2,046,073	$27,121,859	$-	$-
Current Portion of Long-Term Debt Obligations	$4,452,606	$4,452,606	$-	$-	$-
Long-Term Debt Obligations	$16,015,464	$-	$8,366,724	$7,648,740	$-
	$49,636,002	$6,498,679	$35,488,583	$7,648,740	$-

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”). ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted. We do not believe that adoption of ASU 2011-08 will have a material impact on our financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the first quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the three months ended September 30, 2011, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of September 30, 2011 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended September 30, 2011, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2011, such as to contain a material misstatement.

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

Date: November 14, 2011	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)