Form 10-Q
period 2011-12-31
China Precision Steel, Inc.
filed 2012-02-21
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three Months Ended December 31, 2011

- i -

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

		December 31,	June 30,
	Notes	2011	2011

Assets

Current assets
Cash and cash equivalents		$2,196,645	$2,707,754
Accounts receivable
Trade, net of allowances of $1,090,238 and $1,063,620 at December 31 and June 30, 2011, respectively	5	46,949,452	41,335,759
Bills receivable		110,695	201,133
Other		1,373,445	1,420,192
Inventories	6	26,361,531	25,077,449
Prepaid expenses		938,061	633,416
Advances to suppliers, net of allowance of $1,767,426 and $1,724,275 at December 31 and June 30, 2011, respectively	7	48,240,379	50,034,590

Total current assets		126,170,208	121,410,293

Property, plant and equipment
Property, plant and equipment, net	8	73,062,825	75,311,221
Construction-in-progress	9	10,034	64,762

		73,072,859	75,375,983

Intangible assets, net	10	1,917,246	1,892,249

Goodwill		99,999	99,999

Total assets		$201,260,312	$198,778,524

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$27,460,366	$27,370,648
Long-term loan - current portion	12	3,600,000	3,600,000
Accounts payable and accrued liabilities		6,591,755	5,599,323
Advances from customers		5,933,563	2,275,241
Other taxes payable		7,042,474	6,297,227
Current income taxes payable		5,833,887	5,691,456

Total current liabilities		56,462,045	50,833,895

Long-term loans	12	12,600,000	14,400,000

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at December 31 and June 30, 2011, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding at December 31 and June 30, 2011, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		20,092,840	16,822,185
Retained earnings		36,416,481	41,033,498

Total stockholders' equity		132,198,267	133,544,629

Total liabilities and stockholders' equity		$201,260,312	$198,778,524

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2011 and 2010

(Unaudited)

		Three Months Ended		Six Months Ended
		December 31,	December 31,	December 31,	December 31,
	Notes	2011	2010	2011	2010

Sales revenues		$33,662,335	$39,768,528	$75,829,178	$73,664,983
Cost of goods sold		35,461,052	37,859,665	77,566,125	69,372,035
Gross (loss)/profit		(1,798,717)	1,908,863	(1,736,947)	4,292,948

Operating expenses
Selling expenses		40,185	(1,823)	108,489	108,382
Administrative expenses		932,480	725,650	1,226,556	1,597,120
Allowance for bad and doubtful debts		-	19,697	-	19,697
Depreciation and amortization expense		53,993	49,551	108,437	93,711

Total operating expenses		1,026,658	793,075	1,443,482	1,818,910

(Loss)/income from operations		(2,825,375)	1,115,788	(3,180,429)	2,474,038

Other income/(expense)
Other revenues		68,872	1,094	69,071	2,612
Interest and finance costs		(808,650)	(852,738)	(1,478,578)	(1,317,851)

Total other (expense)		(739,778)	(851,644)	(1,409,507)	(1,315,239)

(Loss)/income from operations before income tax		(3,565,153)	264,144	(4,589,936)	1,158,799

Provision for income tax	14
Current		(27,231)	62,363	27,081	312,507

Total income tax (benefit)/expense		(27,231)	62,363	27,081	312,507

Net (loss)/income		$(3,537,922)	$201,781	$(4,617,017)	$846,292

Basic (loss)/earnings per share	15	$(0.08)	$0.00	$(0.10)	$0.02

Basic weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Diluted (loss)/earnings per share	15	$(0.08)	$0.00	$(0.10)	$0.02

Diluted weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Components of comprehensive (loss)/income:
Net (loss)/income		$(3,537,922)	$201,781	$(4,617,017)	$846,292
Foreign currency translation adjustment		1,627,491	1,770,168	3,270,655	3,467,907

Comprehensive (loss)/income		$(1,910,431)	$1,971,949	$(1,346,362)	$4,314,199

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Six Months Ended December 31, 2011

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2011	46,562,955	46,563	75,642,383	16,822,185	41,033,498	133,544,629

Foreign currency translation adjustment	-	-	-	3,270,655	-	3,270,655
Net loss	-	-	-	-	(4,617,017)	(4,617,017)

Balance at December 31, 2011	46,562,955	$46,563	$75,642,383	$20,092,840	$36,416,481	$132,198,267

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2011 and 2010

(Unaudited)

	2011	2010

Cash flows from operating activities
Net (loss)/income	$(4,617,017)	$846,292
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,457,774	5,891,211
Gain on disposal of property, plant and equipment	(16,575)	-
Allowance for bad and doubtful debts	-	19,697
Inventory provision	442,383	-
Net changes in assets and liabilities:
Accounts receivable, net	(4,945,225)	10,755,506
Inventories	(1,104,504)	(2,802,535)
Prepaid expenses	(299,326)	93,809
Advances to suppliers	3,046,345	(15,873,801)
Accounts payable and accrued expenses	1,400,057	(5,820,915)
Advances from customers	3,601,384	(1,131,961)
Other taxes payable	587,656	649,577
Current income taxes	-	255,560

Net cash provided by/(used in) operating activities	2,552,952	(7,117,560)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(298,802)	(8,365,838)
Proceeds from disposal of property, plant and equipment	16,575	-

Net cash (used in) investing activities	(282,227)	(8,365,838)

Cash flows from financing activities
Repayment of short-term loans	-	(52,173)
Repayment of long-term loan	(2,845,699)	-

Net cash (used in) financing activities	(2,845,699)	(52,173)

Effect of exchange rate	63,865	725,939

Net (decrease) in cash	(511,109)	(14,809,632)

Cash and cash equivalents, beginning of period	2,707,754	29,036,706

Cash and cash equivalents, end of period	$2,196,645	$14,227,074

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

We have five wholly-owned subsidiaries, Partner Success Holdings Limited (“PSHL”), Blessford International Limited (“Blessford International”), Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Blessford Alloy Company Limited (“Shanghai Blessford”) and Shanghai Tuorong Precision Strip Company Limited (“Tuorong”). The Company’s principal activities are conducted through our two operating subsidiaries, Chengtong and Shanghai Blessford with manufacturing facilities located in Shanghai, the People’s Republic of China (the “PRC”). The sole activity of Tuorong is the ownership of land use rights with respect to facilities utilized by Chengtong and Shanghai Blessford. PSHL and Blessford International are both British Virgin Islands companies with the sole purpose of investment holding.`

2. Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Functional Currency and Translating Financial Statements” below).

The accompanying unaudited consolidated financial statements as of December 31, 2011 and for the periods ended December 31, 2011 and 2010 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31, 2011 and June 30, 2011, the Company had $1,090,238 and $1,063,620 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was no provision for bad debts recognized for the three and six months ended December 31, 2011. There was a provision for bad debts of $19,697 recognized for the three and six months ended December 31, 2010.

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

Advances to Suppliers – In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31 and June 30, 2011, the Company had allowances of advances to suppliers of $1,767,426 and $1,724,275, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended December 31, 2011 and 2010, the Company capitalized $nil and $137,140, respectively, of interest to construction-in-progress.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2011 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2011, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the six months ended December 31, 2011 and 2010, the Company’s pension cost charged to the statements of operations under the plan amounted to $137,796 and $121,058, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31 and June 30, 2011 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during six months ended December 31, 2011 and 2010 is as follows:

	2011		2010
a. Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Products Co., Ltd.	10,658,752	14	18,683,105	25
Shanghai Changshuo Steel Co., Ltd.	10,784,576	14	11,991,623	16
Hangzhou Cogeneration Import & Export Co., Ltd.	10,463,688	14	-*	-*

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of total purchases during six months ended December 31, 2011 and 2010 is as follows:

	2011		2010
b. Suppliers	$	% to purchases	$	% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	16,875,424	24	18,482,732	24
Wuxi Hangda Trading Co., Ltd.	11,206,816	16	9,018,547	12
Shanghai Piyun Steel Co., Ltd.	11,097,669	16	-*	-*
Hebei Nuojin Steel Co., Ltd.	9,549,913	14	-*	-*
Zhejinag Wuchan Metal Group Co., Ltd.	-*	-*	14,403,294	18
Hangzhou Steel Materials Co., Ltd.	-*	-*	7,640,373	10

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $46,949,452 and $41,335,759 as of December 31 and June 30, 2011, respectively.

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

6. Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amounts of $494,041 and $44,922 as of December 31 and June 30, 2011, respectively.

As of December 31 and June 30, 2011, inventories consisted of the following:

	December 31,	June 30,
At cost:	2011	2011
Raw materials	$7,723,717	$5,360,128
Work in progress	5,779,385	7,097,117
Finished goods	8,601,916	8,744,037
Consumable items	4,750,554	3,921,089
	26,855,572	25,122,371
Less: provision	(494,041)	(44,922)
	$26,361,531	$25,077,449

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,094,678 (June 30, 2011: $7,096,698) were pledged for short-term loans totaling $19,506,470 (June 30, 2011: $19,030,232) at December 31, 2011.

7. Advances to Suppliers

Cash advances are shown net of allowances of $1,767,426 and $1,724,275 at December 31 and June 30, 2011, respectively.

The majority of our advances to suppliers greater than 180 days as of December 31, 2011 is attributable to our advances to a single supplier, a subsidiary of a state-owned company in the PRC. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31,	June 30,
	2011	2011
Plant and machinery	$77,964,356	$75,670,080
Buildings	23,622,136	23,045,416
Motor vehicles	667,264	699,229
Office equipment	540,149	519,421
	102,793,905	99,934,146
Less: Accumulated depreciation	(29,731,080)	(24,622,925)
	$73,062,825	$75,311,221

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the six months ended December 31, 2011 and 2010, depreciation totaling $3,214,096 and $2,751,616, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $36,898,725 (June 30, 2011: $38,109,339) and $20,978,014 (June 30, 2011: $21,744,337) were pledged for short-term loans totaling $27,460,366 and long-term loans including current portion totaling $16,200,000, respectively, at December 31, 2011 (June 30, 2011: $27,189,629 and $18,000,000, respectively).

9. Construction-In-Progress

As of December 31 and June 30, 2011, construction-in-progress consisted of the following:

	December 31,	June 30,
	2011	2011
Construction costs	$10,034	$64,762

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,913,017 (June 30, 2011: $1,886,717) were pledged for short-term loans totaling $27,460,366 at December 31, 2011 (June 30, 2011: $27,189,629).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	December 31,	June 30,
	2011	2011
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.544% at December 31, 2011) per annum (Notes 8 and 10)	7,953,896	8,159,397
Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.544% at December 31, 2011) per annum (Notes 6, 8 and 10)	19,506,470	19,030,232
Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	-	181,019
	$27,460,366	$27,370,648

The above bank loans outstanding at December 31, 2011 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that is secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at December 31 and June 30, 2011 was 7.54% and 7.25%, respectively.

12. Long-Term Loan

	December 31,	June 30,
	2011	2011
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.986% at December 31, 2011) per annum (Note 8)	$16,200,000	$18,000,000

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

Maturities of long-term loan, including current portion, for the years ending June 30:

2012	$1,800,000
2013	$3,600,000
2014	$3,600,000
2015	$3,600,000
2016	$3,600,000
$14,400,000
Total	$16,200,000

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

Information with respect to stock warrants outstanding is as follows:

Exercise	Outstanding		Expired or	Outstanding
Price	June 30, 2011	Granted	Exercised	December 31, 2011	Expiration Date
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Six months ended December 31,
	2011	2010
Tax savings	$226,712	$104,339

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of December 31 and June 30, 2011 are as follows:

	December 31,	June 30,
Deferred tax assets and liabilities:	2011	2011
Net operating loss carried forward	$3,386,522	$2,356,664
Temporary differences resulting from allowances	2,064,132	2,013,737
Net deferred income tax asset	5,450,654	4,370,401
Valuation allowance	(5,450,654)	(4,370,401)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $14,626,331 as of December 31, 2011 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Six months ended December 31,
	2011	2010
Computed tax at the PRC statutory rate of 25%	$(1,256,584)	$236,923
Valuation allowance	1,080,253	232,821
Income not subject to tax	-	(65,011)
Expenses not deductible for tax	(50,381)	-
Overprovision	27,081	12,113
Benefit of tax holiday	226,712	(104,339)
Income tax expense per books	$27,081	312,507

Income tax expense consists of:

	Six months ended December 31,
	2011	2010
Income tax expense for the period – PRC	$27,081	$312,507
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$27,081	$312,507

15. (Loss)/Earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (EPS) computations.

For the three and six months ended December 31, 2011, warrants to purchase 1,420,000 shares at an exercise price of $8.45 were not included as their effect would have been anti-dilutive, however, securities represented by the 1,420,000 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three and six months ended December 31, 2010, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2011:
Net loss	$(3,537,922)
Basic EPS loss available to common shareholders	$(3,537,922)	46,562,955	$(0.08)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(3,537,922)	46,562,955	$(0.08)
For the three months ended December 31, 2010:
Net income	$201,781
Basic EPS income available to common shareholders	$201,781	46,562,955	$0.00
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$201,781	46,562,955	$0.00

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2011:
Net loss	$(4,617,017)
Basic EPS loss available to common shareholders	$(4,617,017)	46,562,955	$(0.10)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(4,617,017)	46,562,955	$(0.10)
For the six months ended December 31, 2010:
Net income	$846,292
Basic EPS income available to common shareholders	$846,292	46,562,955	$0.02
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$846,292	46,562,955	$0.02

16. Capital Commitments

As of December 31, 2011, the Company did not have any capital commitments (June 30, 2011: $nil).

17. Impairment

We determine impairment of long-lived assets, including property, plant and equipment and amortizable intangible assets, by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and, if necessary, adjusting the assets to fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment.

As of December 31, 2011, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test in accordance with ASC360 and no impairment charges were recognized for the relevant period. As of December 31, 2011, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at December 31, 2011 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at December 31 and June 30, 2011, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months ended December 31, 2011 and 2010.

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

Second Quarter Financial Performance Highlights

During the quarter ended December 31, 2011, we saw slower demand and rising costs compared to the same period a year ago. There were decreases in sales volume for most of our product categories over the three months ended December 31, 2011 and we are faced with multiple challenges including high inflation, high raw material costs and the slowdown of the Chinese economy.

During the quarter ended December 31, 2011, we sold a total of 39,907 tons of products, a decrease of 7,329 tons from 47,236 tons a year ago, due to a decrease in demand in the domestic market. Such decrease was mainly driven by decreases in domestic demand for home appliances and roofing products in connection with the slow down of domestic consumer spending and new home construction during the quarter ended December 31, 2011.  Gross margin for the quarter ended December 31, 2011 was negative as average cost per unit sold increased 10.8% while average selling prices increased only 0.2%, period-on-period. We were not able to fully pass on the increased cost to our customers due to an increased level of competition in the domestic market for some of our product categories and the strengthening of the RMB over the recent years that has made the price of our products less competitive in the global market.  Decreased sales volume coupled with rising costs have led to a gross loss of $1,798,717 and a net loss of $3,537,922 for the three months ended December 31, 2011.  Total Company backlog as of December 31, 2011 was $17,271,958.

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

We believe that high barriers to entry in the Chinese domestic precision cold-rolled steel industry still exist because of the level of technological expertise and the amount of capital required for operation. Although we expect a continuation of volatility in demand in both domestic and international markets, and a difficult operating environment due to a weakening Chinese economy and rising costs which could continue to have adverse impacts on our gross margins in the near future, the medium to long term prospects of our niche remain optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the second fiscal quarter:

•	Revenues: Our revenues were approximately $33.7 million for the second quarter, a decrease of 15.4% from last year.

•	Gross Margin: Gross margin was (5.3)% for the second quarter, as compared to 4.8% last year.

•	(Loss)/income from operations before income tax: Loss from operations before income tax was approximately $3.6 million for the second quarter, as compared to income of approximately $0.3 million last year.

•	Net (loss)/income: Net loss was approximately $3.5 million for the second quarter, as compared to net income of approximately $0.2 million last year.

•	Fully diluted (loss)/income per share: Fully diluted loss per share was $0.08 for the second quarter compared to income of $0.00 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Six Months Ended December 31, 2011 and 2010

	Three Months Ended December 31,				Six Months Ended December 31,
	2011		2010		2011		2010
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$33,662,335	100.0	$39,768,528	100.0	$75,829,178	100.0	$73,664,983	100.0
Cost of sales (including depreciation and amortization)	35,461,052	105.2	37,859,665	95.2	77,566,125	102.3	69,372,035	94.2
Gross (loss)/profit	(1,798,717)	(5.3)	1,908,863	4.8	(1,736,947)	(2.3)	4,292,948	5.8
Selling and marketing expenses	40,185	0.1	(1,823)	>(0.1)	108,489	0.1	108,382	0.1
Administrative expenses	932,480	2.8	725,650	1.8	1,226,556	1.6	1,597,120	2.2
Allowance for bad and doubtful debts	-	0.0	19,697	>0.1	-	0.0	19,697	>0.1
Depreciation and amortization expense	53,993	0.2	49,551	0.1	108,437	0.1	93,711	0.1
Total operating expenses	1,026,658	3.0	793,075	2.0	1,443,482	1.9	1,818,910	2.5
(Loss)/income from operations	(2,825,375)	(8.4)	1,115,788	2.8	(3,180,429)	(4.2)	2,474,038	3.4
Other revenues	68,872	0.2	1,094	>0.1	69,071	0.1	2,612	>0.1
Interest and finance costs	(808,650)	(2.4)	(852,738)	(2.1)	(1,478,578)	(1.9)	(1,317,851)	(1.8)
Total other (expense)	(739,778)	(2.2)	(851,644)	(2.1)	(1,409,507)	(1.9)	(1,315,239)	(1.8)
(Loss)/income before income taxes	(3,565,153)	(10.6)	264,144	0.7	(4,589,936)	(6.1)	1,158,799	1.6
Income tax (benefit)/expense	(27,231)	(0.1)	62,363	0.2	27,081	>0.1	312,507	0.4
Net (loss)/income	$(3,537,922)	(10.5)	$201,781	0.5	$(4,617,017)	(6.1)	$846,292	1.1
Basic (loss)/earnings per share	$(0.08)		$0.00		$(0.10)		$0.02
Diluted (loss)/earnings per share	$(0.08)		$0.00		$(0.10)		$0.02

Sales Revenues. Sales volume decreased by 7,329 tons, or 15.5%, period-on-period, to 39,907 tons, for the period ended December 31, 2011, from 47,236 tons for the period ended December 31, 2010 and, as a result, sales revenues decreased by $6,106,193, or 15.4%, period-on-period, to $33,662,335 for the period ended December 31, 2010, from $39,768,528 for the period ended December 31, 2010. The decrease in sales revenues is mainly attributable to the decrease in demand for low-carbon cold-rolled products used in home appliances production and new home construction, and the decrease in subcontracting income during the period.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2011 and 2010 is as follows:

	Three Months ended December 31,
	2011			2010			Year-on-
	Quantity		% of	Quantity		% of	Year Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	6,492	4,767,830	14	834	726,908	2	5,658
Low-carbon cold-rolled	26,671	21,235,838	63	29,956	27,196,747	68	(3,285)
High-carbon hot-rolled	935	1,043,308	3	1,562	1,557,960	4	(627)
High-carbon cold-rolled	5,513	6,087,955	18	7,277	6,544,544	16	(1,764)
Subcontracting income	296	33,694	<1	7,607	3,097,803	8	(7,311)
Sales of scrap metal	-	493,710	1	-	644,566	2	-
Total	39,907	33,662,335	100	47,236	39,768,528	100	(7,329)

There were different trends of demand across various product categories during the three months ended December 31, 2011. High-carbon cold-rolled steel products accounted for 18% of the current sales mix at an average selling price of $1,104 per ton for the period ended December 31, 2011, compared to 16% of the sales mix at an average selling price per ton of $899 for the period ended December 31, 2010. The products in this category are mainly used in the automobile industry. Although sales percentages increased, absolute sales volume decreased period-on-period as a result of the slow down of the auto sector during the period. Low-carbon cold-rolled steel products accounted for 63% of the current sales mix at an average selling price of $796 per ton for the three months ended December 31, 2011, compared to 68% of the sales mix at an average selling price per ton of $908 for the three months ended December 31, 2010. The decrease in demand in this category during the period was a result of decreased orders of steel used in the production of home appliances and new home construction. Low-carbon hard-rolled steel products accounted for 14% of the current sales mix at an average selling price of $734 per ton for the three months ended December 31, 2011, compared to 2% of the sales mix at an average selling price per ton of $872 for the three months ended December 31, 2010, due to an increased tonnage sold in the international market period-on-period as we saw an improvement of purchasing activity in the global space at the current price level and the return of old customers who had been holding off orders in the prior periods.  Subcontracting income revenues accounted for $33,694, or less than 1% of the sales mix for the three months ended December 31, 2011, as compared to $644,566, or 2%, of the sales mix for the three months ended December 31, 2010.

	Three Months ended December 31,
	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	734	872	(138)	(16)
Low-carbon cold-rolled	796	908	(112)	(12)
High-carbon hot-rolled	1,116	997	119	12
High-carbon cold-rolled	1,104	899	205	23
Subcontracting income	114	407	(293)	(72)

The average selling price per ton increased to $844 for the three months ended December 31, 2011, compared to $842 last year, representing an increase of $2, or 0.2%, period-on-period. This increase was mainly due to increases in the average selling prices of high-carbon products and was offset by decreases in the average selling prices of low-carbon products, period-on-period.

Sales Breakdown by Major Customer

	2011		2010
Customers	$	% of Sales	$	% of Sales
Shanghai Changshuo Steel Co., Ltd.	5,112,565	15	6,581,765	17
Shanghai Shengdejia Metal Products Co., Ltd.	3,116,965	9	9,509,090	24
Hangzhou Cogeneration Import & Export Co., Ltd.	2,922,193	9	-*	-*
Steelforce Group N.V.	2,783,641	8	-*	-*
Changshu Jiacheng Steel Plating Co., Ltd.	2,722,828	8	-*	-*
Shaoxing Wangheng Metal Plate Co., Ltd.	-*	-*	4,096,298	10
Wuxi Xingyu Thin Plate Co., Ltd.	-*	-*	2,957,368	7
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	-*	-*	2,799,660	7
	16,658,192	49	25,944,181	65
Others	17,004,143	51	13,824,347	35
Total	33,662,335	100	39,768,528	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 49% for the period ended December 31, 2011, compared to 65% for the period ended December 31, 2010. Three top customers are new major customers for the period ended December 31, 2011. This change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales decreased by $2,398,613, or 6.3%, period-on-period, to $35,461,052 for the period ended December 31, 2011, from $37,859,665 for the period ended December 31, 2010. Cost of sales represented 105.3% of sales revenues for the period ended December 31, 2011, compared to 95.2% for the period ended December 31, 2010. Average cost of production per ton increased to $889 for the period ended December 31, 2011, compared to an average cost of production per ton of $802 for the period ended December 31, 2010, representing an increase of $87 per ton, or 10.8%, period-on-period.

	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	32,385,680	34,264,014	(1,878,334)	(5.5)
- Direct labor	145,048	154,025	(8,977)	(5.8)
- Manufacturing overhead	2,930,324	3,441,626	(511,302)	(14.9)
	35,461,052	37,859,665	(2,398,613)	(6.3)

Cost per unit sold
Total units sold (tons)	39,907	47,236	(7,329)	(15.5)
Average cost per unit sold ($/ton)	889	802	87	10.8

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $87, or 12.0%, from $725 for the period ended December 31, 2010, to $812 for the period ended December 31, 2011; and

•	an increase in direct labor per unit sold of $1, or 33.3%, from $3 for the period ended December 31, 2010, to $4 for the period ended December 31, 2011.

The cost of raw materials consumed decreased by $1,878,334, or 5.5%, period-on-period, to $32,385,680 for the period ended December 31, 2011, from $34,264,014 for the period ended December 31, 2010. This decrease was mainly due to the decrease in total units sold and was offset by an increase in average raw material cost per unit sold.

Direct labor costs decreased by $8,977, or 5.8%, period-on-period, to $145,048 for the period ended December 31, 2011, from $154,025 for the period ended December 31, 2010. The decrease was due to a decrease in total units sold and was offset by an increase in average direct labor cost per unit sold due to reduced economies of scale during the period.

Manufacturing overhead costs decreased by $511,302, or 14.9%, period-on-period, to $2,930,324 for the period ended December 31, 2011, from $3,441,626 for the period ended December 31, 2010. The decrease was mainly attributable to the combined effect of a decrease in consumables of $54,592 or 10.9%, period-on-period, to $444,913 for the period ended December 31, 2011, from $499,505 for the period ended December 31, 2010, and a decrease in other overhead costs of $16,065, or 7.1%, period-on-period, to $211,764 for the period ended December 31, 2011, from $227,829 for the period ended December 31, 2010.

Gross Profit. Gross profit in absolute terms decreased by $3,707,580, or 194.2%, period-on-period, to a loss of $1,798,717 for the period ended December 31, 2011, from profit of $1,908,863 for the period ended December 31, 2010, while gross profit margin decreased to (5.3)% for the period ended December 31, 2011, from 4.8% for the period ended December 31, 2010. The decrease in gross profit was mainly attributable to a 15.4% period-on-period decrease in sales revenues, and was offset by a 6.3% period-on-period decrease in cost of goods sold. The decrease in gross profit margin principally resulted from a weakening demand and an increase in average cost per unit sold period-on-period.

Selling Expenses. Selling expenses increased by $42,008 or 2,304.3%, period-on-period, to $40,185 for the period ended December 31, 2011, compared to the corresponding period in 2010 of $(1,823). The increase was mainly attributable to increased export sales and therefore increased sales commissions paid on export contracts period-on-period.

Administrative Expenses.  Administrative expenses increased by $206,830, or 28.5%, period-on-period, to $932,480 for the period ended December 31, 2011 compared to $725,650 for the period ended December 31, 2010. This increase was chiefly associated with travelling costs related to attendance of meetings and investment conference abroad during the period ended December 31, 2011.

Provision for Bad Debt. Provision for bad debt was $19,697 based on our policy for allowance for doubtful accounts for the period ended December 31, 2010 and $nil for the period ended December 31, 2011.

(Loss)/Income from Operations. Loss from operations before income tax was $2,825,375 for the period ended December 31, 2011 as compared to income of $1,115,788 for the period ended December 31, 2010, as a result of the factors discussed above.

Other Income.  Our other income increased by $67,778, or 6,195.4%, to $68,872 for the period ended December 31, 2011 from $1,094 for the period ended December 31, 2010.  The increase in other income was primarily due to gain on disposal of a motor vehicle during the period ended December 31, 2011.

Interest Expense.  Total interest expense decreased $44,088, or 5.2%, to $808,650 for the period ended December 31, 2011, from $852,738 for the period ended December 31, 2010, due to a partial repayment on long-term loan and decreased interest rates period-on-period.

Income Tax. For the period ended December 31, 2010, we recognized an income tax expense of $62,363, compared to a benefit of $27,231 for the period ended December 31, 2011. The decrease in income taxes reflects a loss made during the current period as compared to income in the prior period.

Net (Loss)/Income. Net income decreased by $3,739,703, or 1,853.3%, period-on-period, to a net loss of $3,537,922 for the period ended December 31, 2011 from net income of $201,781 for the period ended December 31, 2010. The decrease in net income is attributable to a combination of the factors discussed above, but principally the negative gross profit margin and higher operating expenses period-on-period.

Comparison of Six Months Ended December 31, 2011 and 2010

Sales Revenues. Sales volume decreased by 4,294 tons, or 4.8%, period-on-period, to 85,455 tons for the period ended December 31, 2011 from 89,749 tons for the period ended December 31, 2010 while sales revenues increased by $2,164,195 or 2.9%, period-on-period, to $75,829,178 for the period ended December 31, 2011, from $73,664,983 for the period ended December 31, 2010. The increase in sales revenues is mainly attributable to increases in demand for low-carbon cold-rolled products used in home appliances period-on-period.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2011 and 2010 is as follows:

	Six Months Ended December 31,						Period-on-
	2011			2010			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	6,753	5,007,717	6.6	4,459	3,527,120	4.8	2,294
Low-carbon cold-rolled	63,731	54,511,066	71.9	53,454	48,278,755	65.5	10,277
High-carbon hot-rolled	3,177	3,526,237	4.7	3,214	2,960,844	4.0	(37)
High-carbon cold-rolled	9,852	10,403,965	13.7	12,749	11,681,006	15.9	(2,897)
Subcontracting income	1,942	1,066,015	1.4	15,873	6,243,005	8.5	(13,931)
Sales of scrap metal	-	1,314,178	1.7	-	974,253	1.3	-
Total	85,455	75,829,178	100	89,749	73,664,983	100	(4,294)

There were different trends of demand across various product categories during the six months ended December 31, 2011. High-carbon cold-rolled steel products accounted for 13.7% of the current sales mix at an average selling price of $1,056 per ton for the period ended December 31, 2011, compared to 15.9% of the sales mix at an average selling price per ton of $916 for the period ended December 31, 2010. The products in this category are mainly used in the automobile industry.  Low-carbon cold-rolled steel products accounted for 71.9% of the current sales mix at an average selling price of $855 per ton for the six months ended December 31, 2011, compared to 65.5% of the sales mix at an average selling price per ton of $903 for the six months ended December 31, 2010. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances due to government subsidies to encourage consumer spending in the prior period. Low-carbon hard-rolled steel products accounted for 6.6% of the current sales mix at an average selling price of $742 per ton for the six months ended December 31, 2011, compared to 4.8% of the sales mix at an average selling price per ton of $791 for the six months ended December 31, 2010, due to an improvement in demand at the current price level in the international market period-on-period.  Subcontracting income revenues accounted for $6,243,005, or 8.5%, of the sales mix for the six months ended December 31, 2010, as compared to $1,066,015, or 1.4%, of the sales mix for the six months ended December 31, 2011.

	Six Months Ended December 31,
	2011	2010	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	742	791	(49)	(6.2)
Low-carbon cold-rolled	855	903	(48)	(5.3)
High-carbon hot-rolled	1,110	921	189	20.5
High-carbon cold-rolled	1,056	916	140	15.3
Subcontracting income	549	393	156	39.7

The average selling price per ton increased to $887 for the six months ended December 31, 2011, compared to the $821 in 2010, representing an increase of $66, or 8.0%, period-on-period. This increase was mainly due to increases in the average selling prices of high-carbon products and was offset by decreases in the average selling prices of low-carbon products, period-on-period.

Sales Breakdown by Major Customer

	Six Months Ended December 31,
	2011		2010
		% of		% of
Customers	$	Sales	$	Sales
Shanghai Changshuo Steel Co., Ltd.	10,784,576	14	11,991,623	16
Shanghai Shengdejia Metal Products Co., Ltd.	10,658,752	14	18,683,105	25
Hangzhou Cogeneration Import & Export Co., Ltd.	10,463,688	14	-*	-*
Zhejiang Yongfeng Steel Co., Ltd.	6,427,465	8	-*	-*
Changshu Jiacheng Steel Plating Co., Ltd.	4,433,849	6	-*	-*
Zhejiang Zhongwei Materials Co., Ltd.	-*	-*	3,595,100	5
Shaoxing Wangheng Metal Plate Co., Ltd.	-*	-*	4,096,298	6
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	-*	-*	5,273,974	7
Others	42,768,330	56	43,640,100	59
	33,060,848	44	30,024,883	41
Total	75,829,178	100	73,664,983	100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 56% for the period ended December 31, 2011, compared to 59% for the period ended December 31, 2010. Three top customers are new major customers for the period ended December 31, 2011. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $8,194,090, or 11.8%, period-on-period, to $77,566,125 for the period ended December 31, 2011, from $69,372,035 for the period ended December 31, 2010. Cost of sales represented 102.3% of sales revenues for the period ended December 31, 2011, compared to 94.2% for the period ended December 31, 2010. Average cost per ton sold increased to $908 for the period ended December 31, 2011, compared to $773 for the period ended December 31, 2010, representing an increase of $135 per ton, or 17.5%, period-on-period.

	Six Months Ended December 31,
	2011	2010	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	70,843,411	62,834,193	8,009,218	12.7
- Direct labor	295,850	283,884	11,966	4.2
- Manufacturing overhead	6,426,864	6,253,958	172,906	2.8
	77,566,125	69,372,035	8,194,090	11.8

Cost per unit sold
Total units sold (tons)	85,455	89,749	(4,294)	(4.8)
Average cost per unit sold ($/ton)	908	773	135	17.5

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $129, or 18.4%, from $700 for the period ended December 31, 2010, to $829 for the period ended December 31, 2011; and

•	an increase in factory overhead per unit sold of $5, or 7.1%, from $70 for the period ended December 31, 2010, to $75 for the period ended December 31, 2011.

The cost of raw materials consumed increased by $8,009,218, or 12.7%, period-on-period, from $62,834,193 for the period ended December 31, 2010 to $70,843,411 for the period ended December 31, 2011. This increase was mainly due to an increase in raw material costs and was offset by a decrease in total units sold period-on-period.

Direct labor costs increased by $11,966, or 4.2%, period-on-period, to $295,850 for the period ended December 31, 2011, from $283,884 for the period ended December 31, 2010.

Manufacturing overhead costs increased by $172,906, or 2.8%, period-on-period, from $6,253,958 for the period ended December 31, 2010, to $6,426,864 for the period ended December 31, 2011. The increase was mainly attributable to the combined effect of an increase in other overhead costs of $188,774, or 44.5%, period-on-period, from $423,738 for the period ended December 31, 2010, to $612,512 for the period ended December 31, 2011 and an increase in utilities of $26,492, or 1.5%, period-on-period, from $1,717,548 for the period ended December 31, 2010, to $1,744,040 for the period ended December 31, 2011, and was offset by a decrease in low consumables of $52,867, or 5.5%, period-on-period, from $967,430 for the period ended December 31, 2010, to $914,563 for the period ended December 31, 2011.

Gross Profit. Gross profit in absolute terms decreased by $6,029,895, or 140.5%, period-on-period, to a loss of $1,736,947 for the period ended December 31, 2011, from profit of $4,292,948 for the period ended December 31, 2010, while gross profit margin decreased to (2.3%) for the period ended December 31, 2011, from 5.8% for the period ended December 31, 2010. The decrease in gross profit was mainly attributable to an 11.8% period-on-period increase in cost of goods sold, and was offset by a 2.9% period-on-period increase in sales revenues.

Selling Expenses. Selling expenses slightly increased by $107, or 0.1%, period-on-period, to $108,489 for the period ended December 31, 2011, compared to the corresponding period in 2010 of $108,382. This reflects our control of selling expenses as revenue increased 2.9% period-on-period.

Administrative Expenses.  Administrative expenses decreased by $370,564, or 23.2%, period-on-period, to $1,226,556 for the period ended December 31, 2011, from to $1,597,120 for the period ended December 31, 2010. This decrease was chiefly associated with decreases in legal and professional fees and insurance expenses during the six months ended December 31, 2011.

Provision for Bad Debt. Provision for bad debt was $19,697 based on our policy for allowance for doubtful accounts for the period ended December 31, 2010 and $nil for the period ended December 31, 2011.

(Loss)/Income from Operations. Loss from operations before income tax decreased by $5,654,467, or 228.6%, period-on-period, to a loss of $3,180,429 for the period ended December 31, 2011 from income of $2,474,038 for the period ended December 31, 2010, as a result of the factors discussed above.

Other Income.  Other income increased $66,459, or 2,544.4%, to $69,071 for the period ended December 31, 2011 from $2,612 for the period ended December 31, 2010.  The increase in other income was primarily due to gain on disposal of a motor vehicle during the period ended December 31, 2011.

Interest Expense.  Total interest expense increased $160,727, or 12.2%, to $1,478,578 for the period ended December 31, 2011, from $1,317,851 for the period ended December 31, 2010 due to increased interest rate period-on-period.

Income Tax. For the period ended December 31, 2010, we recognized an income tax expense of $312,507, compared to $27,081 of income tax expense for the period ended December 31, 2011. The decrease in income taxes is a result of a net loss made during the period ended December 31, 2011.

Net (Loss)/Income. Net income decreased by $5,463,309, or 645.6%, period-on-period, to a loss of $4,617,017 for the period ended December 31, 2011, from net income of $846,292 for the period ended December 31, 2010. The decrease in net income is attributable to a combination of factors discussed above, principally the negative gross profit margin for the period ended December 31, 2011.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2011, we had cash and cash equivalents of approximately $2.2 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Six Months Ended December 31,
	2011	2010
Net cash provided by/(used in) operating activities	$2,552,952	$(7,117,560)
Net cash (used in) investing activities	(282,227)	(8,365,838)
Net cash (used in) financing activities	(2,845,699)	(52,173)
Net cash flow	(511,109)	(14,809,632)

Operating Activities

Net cash flows used in operating activities for the period ended December 31, 2010 was $7,117,560, as compared with $2,552,952 provided by operating activities for the period ended December 31, 2011, for a net increase of $9,670,512. This increase was mainly due to a decrease in cash outflow for advances to suppliers of $18,920,146, and was offset by a decrease in cash inflow from accounts receivable of $15,700,731 during the period ended December 31, 2011.

For the period ended December 31, 2011, sales revenues generated from the top five major customers as a percentage of total sales decreased to 56%, as compared to 59% for the period ended December 31, 2010. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended December 31, 2011 were for the purchase of property, plant and equipment related to the addition of annealing furnaces and slitting equipment at our Shanghai Blessford facilities.  We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the period ended December 31, 2011 were $282,227 as compared with $8,365,838 for the period ended December 31, 2010. Cash outflow for investing activity decreased during the period ended December 31, 2011 as the majority payment for the above-mentioned construction project had been made in prior periods.

We forecast capital expenditures to remain relatively low in the coming years as the Company does not have material expansion plans as at December 31, 2011.

Financing Activities

Net cash flows used in financing activities for the period ended December 31, 2011 was $2,845,699 as compared with $52,173 for the period ended December 31, 2010. During the period ended December 31, 2011, the Company made repayment of long-term loan in the amount of $2,845,699.

On December 30, 2008, we filed a universal shelf registration statement with the SEC which has been declared effective. The shelf registration permits us to issue securities valued at up to an aggregate of $40 million and gives us the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. Our inability to renew our short-term loans that are due in July 2012, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Current Assets

Current assets increased by $4,759,915, or 3.9%, period-on-period, to $126,170,208 as of December 31, 2011, from $121,410,293 as of June 30, 2011, principally as a result of an increase in accounts receivable of $5,613,693, or 13.6%, period-on-period, which was offset by a decrease in cash and cash equivalents of $511,109, or 18.9%, period-on-period.

Accounts receivable, representing 37.2% of total current assets as of December 31, 2011, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary.  If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended December 31, 2011, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable December 31 and June 30, 2011:

December 31, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	48,039,690	20,864,871	1,319,834	4,426,004	20,221,441	154,497	1,053,043
%	100	43	3	9	42	>1	2

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, since the year ended June 30, 2010, we have halted all our direct sales transactions with customers in the Philippines as we consider the associated credit risk being relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve. Management is also of the opinion that we do not currently have any high risk receivables on our accounts.

 Current Liabilities

Current liabilities increased by $5,628,150, or 11.1%, period-on-period, to $56,462,045 as of December 31, 2011, from $50,833,895 as of June 30, 2011. The increase was mainly attributable to an increase in accounts payable and accrued expenses of $992,432, or 17.7%, period-on-period, and an increase in advances from customers of $3,658,322, or 160.8%, period-on-period.

As of December 31, 2011, we had $27,460,366 in short term-loans. These short-term loans are due on July 31, 2012. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the period ended December 31, 2011, we invested $347,646 in purchases of property, plant and equipment, and construction projects in relation to annealing furnaces and slitting equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2011, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times of		$7,953,896
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times of the		$19,506,470
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$16,200,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(102,150,720)
Total						$43,660,366

As of December 31, 2011, we had $27,460,366 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, and $16,200,000 in long-term loan secured by plant and machinery, as illustrated in the above table.

The short-term loans are due and renewable on July 31, 2012. Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of December 31, 2011, the Company also had $4,090,940 in debt obligation for interest relating to its short-term and long-term loans. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2011, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2012	Fiscal Year 2013-2014	Fiscal Year 2015-2016	Fiscal Years 2017 and Beyond

Short-Term Debt Obligations	$29,531,976	$1,035,805	$28,496,171	$-	$-
Current Portion of Long-Term Debt Obligations	$4,362,858	$2,203,866	$2,158,992	$-	$-
Long-Term Debt Obligations	$13,856,472	$-	$6,207,732	$7,648,740	$-
	$47,751,306	$3,239,671	$36,862,895	$7,648,740	$-

Recent Accounting Pronouncements

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

Off-Balance Sheet Arrangements

For the period ended December 31, 2011, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of December 31, 2011 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended December 31, 2011, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended December 31, 2011 to contain a material misstatement.

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

Date: February 20, 2012	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

- 34 -