Form 10-Q
period 2012-03-31
China Precision Steel, Inc.
filed 2012-05-15
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	46,562,955

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Nine Months Ended March 31, 2012

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

		March 31,	June 30,
	Notes	2012	2011

Assets

Current assets
Cash and cash equivalents		$2,244,609	$2,707,754
Accounts receivable
Trade, net of allowances of $1,091,900 and $1,063,620 at March 31, 2012 and June 30, 2011, respectively	5	45,250,344	41,335,759
Bills receivable		182,656	201,133
Other receivables		1,570,111	1,420,192
Inventories, net	6	28,518,286	25,077,449
Prepaid expenses		725,445	633,416
Advances to suppliers, net of allowance of $2,297,554 and $1,724,275 at March 31, 2012 and June 30, 2011, respectively	7	48,933,681	50,034,590

Total current assets		127,425,132	121,410,293

Property, plant and equipment
Property, plant and equipment, net	8	70,389,316	75,311,221
Construction-in-progress	9	80,191	64,762

		70,469,507	75,375,983

Intangible assets, net	10	1,908,973	1,892,249

Goodwill		99,999	99,999

Total assets		$199,903,611	$198,778,524

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$27,502,237	$27,370,648
Long-term loan - current portion	12	3,600,000	3,600,000
Accounts payable and accrued liabilities		8,543,271	5,599,323
Advances from customers		6,423,836	2,275,241
Other taxes payable		6,320,262	6,297,227
Current income taxes payable		5,842,782	5,691,456

Total current liabilities		58,232,388	50,833,895

Long-term loans	12	12,600,000	14,400,000

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2012 and June 30, 2011, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 46,562,955 and 46,562,955 issued and outstanding at March 31, 2012 and June 30, 2011, respectively	13	46,563	46,563
Additional paid-in capital	13	75,642,383	75,642,383
Accumulated other comprehensive income		20,278,819	16,822,185
Retained earnings		33,103,458	41,033,498

Total stockholders' equity		129,071,223	133,544,629

Total liabilities and stockholders' equity		$199,903,611	$198,778,524

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended March 31, 2012 and 2011

(Unaudited)

		Three Months Ended		Nine Months Ended
		March 31,	March 31,	March 31,	March 31,
	Notes	2012	2011	2012	2011

Sales revenues		$29,494,865	$31,489,118	$105,324,043	$105,154,101
Cost of goods sold		30,612,073	31,530,734	108,178,198	100,902,769
Gross (loss)/profit		(1,117,208)	(41,616)	(2,854,155)	4,251,332

Operating expenses
Selling expenses		63,734	93,172	172,223	201,554
Administrative expenses		781,221	111,068	2,007,777	1,708,188
Allowance for bad and doubtful debts		522,118	126	522,118	19,823
Depreciation and amortization expense		54,173	50,173	162,610	143,884

Total operating expenses		1,421,246	254,539	2,864,728	2,073,449

(Loss)/income from operations		(2,538,454)	(296,155)	(5,718,883)	2,177,883

Other income/(expense)
Other revenues		20,434	627	89,505	3,239
Interest and finance costs		(794,895)	(591,118)	(2,273,473)	(1,908,969)

Total other (expense)		(774,461)	(590,491)	(2,183,968)	(1,905,730)

(Loss)/income from operations before income tax		(3,312,915)	(886,646)	(7,902,851)	272,153

Provision for income tax	14
Current		108	(14,149)	27,189	298,358

Total income tax expense/(benefit)		108	(14,149)	27,189	298,358

Net (loss)		$(3,313,023)	$(872,497)	$(7,930,040)	$(26,205)

Basic (loss) per share	15	$(0.07)	$(0.02)	$(0.17)	$(0.00)

Basic weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Diluted (loss) per share	15	$(0.07)	$(0.02)	$(0.17)	$(0.00)

Diluted weighted average shares outstanding		46,562,955	46,562,955	46,562,955	46,562,955

Components of comprehensive (loss)/income:
Net (loss)		$(3,313,023)	$(872,497)	$(7,930,040)	$(26,205)
Foreign currency translation adjustment		185,979	1,334,946	3,456,634	4,802,853

Comprehensive (loss)/income		$(3,127,044)	$462,449	$(4,473,406)	$4,776,648

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Nine Months Ended March 31, 2012

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity

Balance at June 30, 2011	46,562,955	46,563	75,642,383	16,822,185	41,033,498	133,544,629

Foreign currency translation adjustment	-	-	-	3,456,634	-	3,456,634
Net loss	-	-	-	-	(7,930,040)	(7,930,040)

Balance at March 31, 2012	46,562,955	$46,563	$75,642,383	$20,278,819	$33,103,458	$129,071,223

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities
Net (loss)	$(7,930,040)	$(26,205)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,763,799	5,931,643
Gain on disposal of property, plant and equipment	(36,945)	-
Allowance for bad and doubtful debts	522,118	-
Inventory provision	636,405	-
Net changes in assets and liabilities:
Accounts receivable, net	(3,448,433)	18,758,490
Inventories	(3,416,954)	(3,171,550)
Prepaid expenses	(86,378)	(236,418)
Advances to suppliers	2,365,370	(21,066,432)
Accounts payable and accrued expenses	3,343,901	(4,980,726)
Advances from customers	4,088,100	478,006
Other taxes payable	(144,398)	212,193
Current income taxes	-	138,962

Net cash provided by/(used in) operating activities	2,656,545	(3,962,037)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(365,568)	(9,635,527)
Proceeds from disposal of property, plant and equipment	55,933	-

Net cash (used in) investing activities	(309,635)	(9,635,527)

Cash flows from financing activities
Loan proceeds	-	497,816
Repayment of short-term loans	-	(771,106)
Repayment of long-term loan	(2,874,740)	-

Net cash (used in) financing activities	(2,874,740)	(273,290)

Effect of exchange rate	64,685	1,242,139

Net (decrease) in cash	(463,145)	(12,628,715)

Cash and cash equivalents, beginning of period	2,707,754	29,036,706

Cash and cash equivalents, end of period	$2,244,609	$16,407,991

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

The accompanying unaudited consolidated financial statements as of March 31, 2012 and for the periods ended March 31, 2012 and 2011 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2012.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To allow for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and a full provision for all accounts receivable which were past due over 1 year. From time to time, we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2012 and June 30, 2011, the Company had made allowances for doubtful accounts of $1,091,900 and $1,063,620, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for bad debts of $522,118 recognized for the three and nine months ended March 31, 2012. There was a provision for bad debts of $126 and $19,823 recognized for the three and nine months ended March 31, 2011, respectively.

Inventories – Inventories are stated at the lower of cost or market to their net realizable values, after providing for cost of anticipated losses, wherever considered necessary. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

Cost of inventories comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Costs of conversion of inventories include fixed and variable production overheads, taking into account the stage of completion.

There was an inventory provision of $689,000 recognized for the three and nine months ended March 31, 2012, as compared to an inventory provision of $44,922 recognized for the three and nine months ended March 31, 2011.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates agreed by us with the suppliers prior to each delivery date. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of March 31, 2012 and June 30, 2011, the Company had made allowances of advances to suppliers of $2,297,554 and $1,724,275, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the nine months ended March 31, 2012 and 2011, the Company capitalized $nil interest to construction-in-progress.

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

Taxation – Taxation on profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in the 2012 and 2011 periods.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs – According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are calculated at 37% of the employees’ salaries above a fixed threshold amount and the employees contribute 11%. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the nine months ended March 31, 2012 and 2011, the Company’s pension cost charged to the statements of operations under the plan amounted to $199,975 and $156,227, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2012 and June 30, 2011 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during nine months ended March 31, 2012 and 2011 is as follows:

	2012		2011
a. Customers	$	% to sales	$		% to sales
Shanghai Shengdejia Metal Products Co., Ltd.	14,107,630	13	23,169,045		22
Shanghai Changshuo Steel Co., Ltd.	12,068,785	11	16,927,848		16
Hangzhou Cogeneration Import & Export Co., Ltd.	11,204,723	11	-	*	-	*

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of total purchases during nine months ended March 31, 2012 and 2011 is as follows:

	2012				2011
b. Suppliers	$		% to purchases		$		% to purchases
Hebei Nuojin Steel Co., Ltd.	22,800,704		24		-	*	-	*
Dachang Huizu Baosheng Steel Products Co., Ltd.	21,403,015		23		23,306,122		27
Wuxi Hangda Trading Co., Ltd.	13,530,357		14		14,493,971		16
Shanghai Piyun Steel Co., Ltd.	11,142,163		12		-	*	-	*
Zhejiang Wuchan Metal Group Co., Ltd.	-	*	-	*	14,875,802		17

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $45,250,344 and $41,335,759 as of March 31, 2012 and June 30, 2011, respectively.

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

6. Inventories

The Company was required under GAAP to write down the value of its inventories to their net realizable values (average selling prices less reasonable costs to convert the inventories into completed form) in the amounts of $689,000 and $44,922 as of March 31, 2012 and June 30, 2011, respectively.

As of March 31, 2012 and June 30, 2011, inventories consisted of the following:

	March 31,	June 30,
At cost:	2012	2011
Raw materials	$5,742,597	$5,360,128
Work in progress	7,771,676	7,097,117
Finished goods	10,863,000	8,744,037
Consumable items	4,830,013	3,921,089
	29,207,286	25,122,371
Less: provision	(689,000)	(44,922)
	$28,518,286	$25,077,449

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $8,338,547 (June 30, 2011: $7,096,698) were pledged for short-term loans totaling $19,536,214 (June 30, 2011: $19,030,232) at March 31, 2012.

7. Advances to Suppliers

Cash advances are shown net of allowances of $2,297,554 and $1,724,275 at March 31, 2012 and June 30, 2011, respectively.

Some of our suppliers are state-owned companies in the PRC or their subsidiaries. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31,	June 30,
	2012	2011
Plant and machinery	$77,511,619	$75,670,080
Buildings	23,658,155	23,045,416
Motor vehicles	657,711	699,229
Office equipment	541,020	519,421
	102,368,505	99,934,146
Less: Accumulated depreciation	(31,979,189)	(24,622,925)
	$70,389,316	$75,311,221

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the nine months ended March 31, 2012 and 2011, depreciation totaling $4,543,995 and $3,859,270, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $35,797,128 (June 30, 2011: $38,109,339) and $20,353,760 (June 30, 2011: $21,744,337) were pledged for short-term loans totaling $27,502,237 and long-term loans including current portion totaling $16,200,000, respectively, at March 31, 2012 (June 30, 2011: $27,189,629 and $18,000,000, respectively).

9. Construction-In-Progress

As of March 31, 2012 and June 30, 2011, construction-in-progress consisted of the following:

	March 31,	June 30,
	2012	2011
Construction costs	$80,191	$64,762

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,905,460 (June 30, 2011: $1,886,717) were pledged for short-term loans totaling $27,502,237 at March 31, 2012 (June 30, 2011: $27,189,629).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	March 31,	June 30,
	2012	2011
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.544% at March 31, 2012) per annum (Notes 8 and 10)	7,966,023	8,159,397
Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.544% at March 31, 2012) per annum (Notes 6, 8 and 10)	19,536,214	19,030,232
Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	-	181,019
	$27,502,237	$27,370,648

The above bank loans outstanding at March 31, 2012 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at March 31, 2012 and June 30, 2011 was 7.54% and 7.25%, respectively.

12. Long-Term Loan

	March 31,	June 30,
	2012	2011
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.233% at March 31, 2012) per annum (Note 8)	$16,200,000	$18,000,000

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company.

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

Information with respect to stock warrants outstanding is as follows:

Exercise	Outstanding		Expired or	Outstanding
Price	June 30, 2011	Granted	Exercised	March 31, 2012	Expiration Date
$8.45	1,420,000	-0-	-0-	1,420,000	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Nine months ended March 31,
	2012	2011
Tax savings	$-	$121,692

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2012 and June 30, 2011 are as follows:

	March 31,	June 30,
Deferred tax assets and liabilities:	2012	2011
Net operating loss carried forward	$4,374,854	$2,356,664
Temporary differences resulting from allowances	1,008,029	2,013,737
Net deferred income tax asset	5,382,883	4,370,401
Valuation allowance	(5,382,883)	(4,370,401)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $11,473,778 as of March 31, 2012 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Nine months ended March 31,
	2012	2011
Computed tax of pre-tax (loss) at the PRC statutory rate of 25%	$(2,018,204)	$(2,138)
Valuation allowance	2,018,190	351,210
Income not subject to tax	-	(81,188)
Expenses not deductible for tax	14	-
Underprovision in prior year	27,189	152,166
Benefit of tax holiday	-	(121,692)
Income tax expense per books	$27,189	298,358

Income tax expense consists of:

	Nine months ended March 31,
	2012	2011
Income tax expense for the period – PRC	$27,189	$298,358
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$27,189	$298,358

15. (Loss)/Earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (EPS) computations.

For the three and nine months ended March 31, 2012, warrants to purchase 1,420,000 shares at an exercise price of $8.45 were not included as their effect would have been anti-dilutive, however, securities represented by the 1,420,000 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three and nine months ended March 31, 2011, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2012:
Net loss	$(3,313,023)
Basic EPS loss available to common shareholders	$(3,313,023)	46,562,955	$(0.07)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(3,313,023)	46,562,955	$(0.07)
For the three months ended March 31, 2011:
Net loss	$(872,497)
Basic EPS loss available to common shareholders	$(872,497)	46,562,955	$(0.02)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(872,497)	46,562,955	$(0.02)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2012:
Net loss	$(7,930,040)
Basic EPS loss available to common shareholders	$(7,930,040)	46,562,955	$(0.17)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(7,930,040)	46,562,955	$(0.17)
For the nine months ended March 31, 2011:
Net loss	$(26,205)
Basic EPS loss available to common shareholders	$(26,205)	46,562,955	$(0.00)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(26,205)	46,562,955	$(0.00)

16. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp.  In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company intends to and has been granted Court permission to file a motion to dismiss the action as against it.

Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

Capital Commitments

As of March 31, 2012, the Company did not have any capital commitments (June 30, 2011: $nil).

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

As of March 31, 2012, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test in accordance with ASC360 and no impairment charges were recognized for the relevant period. As of March 31, 2012, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at March 31, 2012 was considered immaterial and not tested for impairment in accordance with ASC 350.

18. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it became effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of ASU 2011-04 did not have a significant impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”). ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted. We adopted ASU 2011-08 in the current quarter and this did not have a material impact on our financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at March 31, 2012 and June 30, 2011, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine months ended March 31, 2012 and 2011.

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

Overview of our Business

We are a niche and value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a value-added specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

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

Third Quarter Financial Performance Highlights

During the quarter ended March 31, 2012, we saw slightly improving demand but lower selling prices compared to the same period a year ago. There were significant decreases in sales volume for our high carbon products over the three months ended March 31, 2012 and we are faced with multiple challenges including high inflation, high raw material costs and the slowdown of the Chinese economy.

During the quarter ended March 31, 2012, we sold a total of 38,898 tons of products, an increase of 2,423 tons from 36,475 tons a year ago, mainly due to an increase in demand for our low carbon cold-rolled products. However, our low-carbon products have a lower margin among our product categories and gross margin for the quarter ended March 31, 2012 was negative as average cost per unit sold decreased only 8.9% while average selling prices decreased 12.2%, period-on-period. We were not able to fully pass on our cost to our customers due to an increased level of competition in the domestic market for some of our product categories and the strengthening of the RMB over the recent years that has made the price of our products less competitive in the global market.  Increased concentration in sales of low-carbon products coupled with decreasing selling prices have led to a gross loss of $1,117,208 and a net loss of $3,313,023 for the three months ended March 31, 2012.  Total Company backlog as of March 31, 2012 was $19,017,998.

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

The following are some financial highlights for the third fiscal quarter:

•	Revenues: Our revenues were approximately $29.5 million for the third quarter, a decrease of 6.3% from last year.

•	Gross Margin: Gross margin was (3.8)% for the third quarter, as compared to (0.1)% last year.

•	(Loss) from operations before income tax: Loss from operations before income tax was approximately $3.3 million for the third quarter, as compared to approximately $0.9 million last year.

•	Net (loss): Net loss was approximately $3.3 million for the third quarter, as compared to approximately $0.9 million last year.

•	Fully diluted (loss) per share: Fully diluted loss per share was $0.07 for the third quarter, as compared to $0.02 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Nine Months Ended March 31, 2012 and 2011

	Three Months Ended March 31,				Nine months Ended March 31,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$29,494,865	100.0	$31,489,118	100.0	$105,324,043	100.0	$105,154,101	100.0
Cost of sales (including depreciation and amortization)	30,612, 073	103.8	31,530,734	100.1	108,178,198	102.7	100,902,769	96.0
Gross (loss)/profit	(1,117,208)	(3.8)	(41,616)	(0.1)	(2,854,155)	(2.7)	4,251,332	4.0
Selling and marketing expenses	63,734	0.2	93,172	0.3	172,223	0.2	201,554	0.2
Administrative expenses	781,221	2.7	111,068	0.4	2,007,777	1.9	1,708,188	1.6
Allowance for bad and doubtful debts	522,118	1.8	126	<0.1	522,118	0.5	19,823	<0.1
Depreciation and amortization expense	54,173	0.2	50,173	0.2	162,610	0.2	143,884	0.1
Total operating expenses	1,421,246	4.8	254,539	0.8	2,864,728	2.7	2,073,449	2.0
(Loss)/income from operations	(2,538,454)	(8.6)	(296,155)	(0.9)	(5,718,883)	(5.4)	2,177,883	2.1
Other revenues	20,434	0.1	627	<0.1	89,505	0.1	3,239	<0.1
Interest and finance costs	(794,895)	(2.7)	(591,118)	(1.9)	(2,273,473)	(2.2)	(1,908,969)	(1.8)
Total other (expense)	(774,461)	(2.6)	(590,491)	(1.9)	(2,183,968)	(2.1)	(1,905,730)	(1.8)
(Loss)/income from operations before income tax	(3,312,915)	(11.2)	(886,646)	(2.8)	(7,902,851)	(7.5)	272,153	0.3
Income tax expense/(benefit)	108	<(0.1)	(14,149)	<(0.1)	27,189	<0.1	298,358	0.3
Net (loss)	$(3,313,023)	(11.2)	$(872,497)	(2.8)	$(7,930,040)	(7.5)	$(26,205)	<(0.1)
Basic (loss) per share	$(0.07)		$(0.02)		$(0.17)		$(0.00)
Diluted (loss) per share	$(0.07)		$(0.02)		$(0.17)		$(0.00)

Sales Revenues. Sales volume increased by 2,423 tons, or 6.6%, period-on-period, to 38,898 tons, for the period ended March 31, 2012, from 36,475 tons for the period ended March 31, 2011, however, due to decrease in average selling prices, sales revenues decreased by $1,994,253, or 6.3%, period-on-period, to $29,494,865 for the period ended March 31, 2012, from $31,489,118 for the period ended March 31, 2011.

Sales by Product Line

A break-down of our sales by product line for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months ended March 31,						Period- on-
	2012			2011			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	2,245	1,597,893	5	225	278,168	1	2,020
Low-carbon cold-rolled	32,971	23,828,512	81	27,827	23,031,005	73	5,144
High-carbon hot-rolled	144	133,371	<1	715	733,907	2	(571)
High-carbon cold-rolled	3,464	3,384,305	11	7,065	6,775,354	22	(3,601)
Subcontracting income	74	10,374	<1	643	96,601	<1	(569)
Sales of scrap metal	-	540,410	2	-	574,083	2	-
Total	38,898	29,494,865	100	36,475	31,489,118	100	2,423

There were different trends of demand across various product categories during the three months ended March 31, 2012. High-carbon cold-rolled steel products accounted for 11% of the current sales mix at an average selling price of $977 per ton for the period ended March 31, 2012, compared to 22% of the sales mix at an average selling price per ton of $959 for the period ended March 31, 2011. The products in this category are mainly used in the automobile industry. Sales volume decreased period-on-period as a result of the slow-down of the auto sector during the period. Low-carbon cold-rolled steel products accounted for 81% of the current sales mix at an average selling price of $723 per ton for the three months ended March 31, 2012, compared to 73% of the sales mix at an average selling price per ton of $828 for the three months ended March 31, 2011. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances. Low-carbon hard-rolled steel products accounted for 5% of the current sales mix at an average selling price of $712 per ton for the three months ended March 31, 2012, compared to 1% of the sales mix at an average selling price per ton of $1,236 for the three months ended March 31, 2011, due to an increased tonnage sold in the international market period-on-period as we saw an improvement of purchasing activity in the global space at the current price level and the return of old customers who had been holding off orders in the prior periods. Subcontracting income revenues accounted for $10,374, or less than 1% of the sales mix for the three months ended March 31, 2012, as compared to $96,601, or less than 1%, of the sales mix for the three months ended March 31, 2011.

	Three Months ended March 31,
	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	712	1,236	(524)	(42)
Low-carbon cold-rolled	723	828	(105)	(13)
High-carbon hot-rolled	926	1,026	(100)	(10)
High-carbon cold-rolled	977	959	18	2
Subcontracting income	140	150	(10)	(7)

The average selling price per ton decreased to $758 for the three months ended March 31, 2012, compared to $863 last year, representing a decrease of $105, or 12.2%, period-on-period. This decrease was mainly due to decreases in the average selling prices of low-carbon products, period-on-period.

Sales Breakdown by Major Customer

	2012				2011
Customers	$		% of Sales		$		% of Sales
Shanghai Bayou Manufacturing Co., Ltd.	13,708,730		46		-	*	-	*
Changshu Jiacheng Steel Plating Co., Ltd.	3,661,289		12		-	*	-	*
Jiangsu Sumec Group Corporation	3,495,647		12		-	*	-	*
Zhejiang Yejin Materials Co., Ltd	2,687,696		9		-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd.	2,353,098		8		4,548,200		14
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	5,063,932		16
Wuxi Xingyu Thin Plate Co., Ltd.	-	*	-	*	3,559,802		11
Sinolight Materials Corporation	-	*	-	*	3,293,373		11
Zhejiang Aoguan Thin Plate Co. Ltd.	-	*	-	*	2,994,056		10
	25,906,460		87		19,459,363		62
Others	3,588,405		13		12,029,755		38
Total	29,494,865		100		31,489,118		100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales increased to 87% for the period ended March 31, 2012, compared to 62% for the period ended March 31, 2011. Four top customers are new major customers for the period ended March 31, 2012. This change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales decreased by $918,661, or 2.9%, period-on-period, to $30,612,073 for the period ended March 31, 2012, from $31,530,734 for the period ended March 31, 2011. Cost of sales represented 103.8% of sales revenues for the period ended March 31, 2012, compared to 100.1% for the period ended March 31, 2011. Average cost of production per ton decreased to $787 for the period ended March 31, 2012, compared to an average cost of production per ton of $864 for the period ended March 31, 2011, representing a decrease of $77 per ton, or 8.9%, period-on-period.

	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	28,139,271	28,587,486	(448,215)	(1.6)
- Direct labor	132,304	136,986	(4,682)	(3.4)
- Manufacturing overhead	2,340,498	2,806,262	(465,764)	(16.6)
	30,612,073	31,530,734	(918,6661)	(2.9)

Cost per unit sold
Total units sold (tons)	38,898	36,475	2,423	6.6
Average cost per unit sold ($/ton)	787	864	(77)	(8.9)

The decrease in cost of sales is represented by the combined effect of:

•	a decrease in cost of raw materials per unit sold of $61, or 7.8%, from $784 for the period ended March 31, 2011, to $723 for the period ended March 31, 2012; and

•	a decrease in manufacturing overhead per unit sold of $17, or 22.1%, from $77 for the period ended March 31, 2011, to $60 for the period ended March 31, 2012.

The cost of raw materials consumed decreased by $448,215, or 1.6%, period-on-period, to $28,139,271 for the period ended March 31, 2012, from $28,587,486 for the period ended March 31, 2011. This decrease was mainly due to a decrease in average raw material cost per unit sold and was offset by an increase in total units sold.

Direct labor costs decreased by $4,682, or 3.4%, period-on-period, to $132,304 for the period ended March 31, 2012, from $136,986 for the period ended March 31, 2011. The decrease was due to a decrease in average direct labor cost per unit sold due to increased economies of scale during the period and was offset by an increase in total units sold.

Manufacturing overhead costs decreased by $465,764, or 16.6%, period-on-period, to $2,340,498 for the period ended March 31, 2012, from $2,806,262 for the period ended March 31, 2011. The decrease was mainly attributable to the combined effect of a decrease in consumables of $82,717 or 22.9%, period-on-period, to $279,233 for the period ended March 31, 2012, from $361,950 for the period ended March 31, 2011, and a decrease in utilities of $172,064, or 22.4%, period-on-period, to $594,746 for the period ended March 31, 2012, from $766,810 for the period ended March 31, 2011.

Gross Loss. Gross loss in absolute terms increased by $1,075,592, or 2,584.6%, period-on-period, to a loss of $1,117,208 for the period ended March 31, 2012, from a loss of $41,616 for the period ended March 31, 2011, while gross loss margin increased to 3.8% for the period ended March 31, 2012, from 0.1% for the period ended March 31, 2011. The increase in gross loss was mainly attributable to a 6.3% period-on-period decrease in sales revenues, and was offset by a 2.9% period-on-period decrease in cost of goods sold. The increase in gross loss margin principally resulted from a decrease in average selling price per unit sold period-on-period.

Selling Expenses. Selling expenses decreased by $29,438, or 31.6%, period-on-period, to $63,734 for the period ended March 31, 2012, compared to the corresponding period in 2011 of $93,172. The decrease was mainly attributable to decreased sales commissions period-on-period.

Administrative Expenses. Administrative expenses increased by $670,153, or 603.4%, period-on-period, to $781,221 for the period ended March 31, 2012 compared to $111,068 for the period ended March 31, 2011. This increase was chiefly associated with an inventories write down in the amount of $636,405 during the period ended March 31, 2012.

Provision for Bad Debt. Provision for bad debt was $126 based on our policy for allowance for doubtful accounts for the period ended March 31, 2011 and $522,118 for the period ended March 31, 2012.

(Loss) from Operations. Loss from operations before income tax was $3,312,915 for the period ended March 31, 2012 as compared to $886,646 for the period ended March 31, 2011, as a result of the factors discussed above.

Other Income. Our other income increased by $19,807, or 3,159.0%, to $20,434 for the period ended March 31, 2012 from $627 for the period ended March 31, 2011. The increase in other income was primarily due to gain on disposal of a motor vehicle during the period ended March 31, 2012.

Interest Expense. Total interest expense increased $203,777 or 34.5%, to $794,895 for the period ended March 31, 2012, from $591,118 for the period ended March 31, 2011, due to increased interest rates period-on-period.

Income Tax. For the period ended March 31, 2011, we recognized an income tax benefit of $14,149, compared to an expense of $108 for the period ended March 31, 2012.

Net Loss. Net loss increased by $2,440,526, or 279.7%, period-on-period, to a net loss of $3,313,023 for the period ended March 31, 2012 from $872,497 for the period ended March 31, 2011. The increase in net loss is attributable to a combination of the factors discussed above, but principally the negative gross profit margin and higher operating expenses period-on-period.

Comparison of Nine months Ended March 31, 2012 and 2011

Sales Revenues. Sales volume decreased by 1,871 tons, or 1.5%, period-on-period, to 124,353 tons for the period ended March 31, 2012 from 126,224 tons for the period ended March 31, 2011 while sales revenues increased by $169,942 or 0.2%, period-on-period, to $105,324,043 for the period ended March 31, 2012, from $105,154,101 for the period ended March 31, 2011. The increase in sales revenues is mainly attributable to a small increase in average selling price period-on-period.

Sales by Product Line

A break-down of our sales by product line for the nine months ended March 31, 2012 and 2011 is as follows:

	Nine months Ended March 31,						Period-on-
	2012			2011			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	8,998	6,605,610	6.3	4,684	3,805,289	3.6	4,314
Low-carbon cold-rolled	96,702	78,339,578	74.4	81,281	71,309,759	67.8	15,421
High-carbon hot-rolled	3,321	3,659,608	3.5	3,929	3,694,751	3.5	(608)
High-carbon cold-rolled	13,316	13,788,270	13.1	19,814	18,456,360	17.6	(6,498)
Subcontracting income	2,016	1,076,389	1.0	16,516	6,339,606	6.0	(14,500)
Sales of scrap metal	-	1,854,588	1.7	-	1,548,336	1.5	-
Total	124,353	105,324,043	100	126,224	105,154,101	100	(1,871)

There were different trends of demand across various product categories during the nine months ended March 31, 2012. High-carbon cold-rolled steel products accounted for 13.1% of the current sales mix at an average selling price of $1,035 per ton for the period ended March 31, 2012, compared to 17.6% of the sales mix at an average selling price per ton of $931 for the period ended March 31, 2011. The products in this category are mainly used in the automobile industry. Low-carbon cold-rolled steel products accounted for 74.4% of the current sales mix at an average selling price of $810 per ton for the nine months ended March 31, 2012, compared to 67.8% of the sales mix at an average selling price per ton of $877 for the nine months ended March 31, 2011. The increase in demand in this category during the period was a result of increased orders of steel used in the production of home appliances due to government subsidies to encourage consumer spending in the prior period. Low-carbon hard-rolled steel products accounted for 6.3% of the current sales mix at an average selling price of $734 per ton for the nine months ended March 31, 2012, compared to 3.6% of the sales mix at an average selling price per ton of $812 for the nine months ended March 31, 2011, due to an improvement in demand at the current price level in the international market period-on-period. Subcontracting income revenues accounted for $6,339,606, or 6.0%, of the sales mix for the nine months ended March 31, 2011, as compared to $1,076,389, or 1.0%, of the sales mix for the nine months ended March 31, 2012.

	Nine months Ended March 31,
	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	734	812	(78)	(9.6)
Low-carbon cold-rolled	810	877	(67)	(7.6)
High-carbon hot-rolled	1,102	940	162	17.2
High-carbon cold-rolled	1,035	931	104	11.2
Subcontracting income	534	384	150	39.1

The average selling price per ton increased to $847 for the nine months ended March 31, 2012, compared to the $833 in 2011, representing an increase of $14, or 1.7%, period-on-period. This increase was mainly due to increases in the average selling prices of high-carbon products and was offset by decreases in the average selling prices of low-carbon products, period-on-period.

Sales Breakdown by Major Customer

	Nine months Ended March 31,
	2012				2011
			% of				% of
Customers	$		Sales		$		Sales
Shanghai Changshuo Steel Co., Ltd.	12,068,785		11		16,927,848		16
Shanghai Shengdejia Metal Products Co., Ltd.	14,107,630		13		23,169,045		22
Hangzhou Cogeneration Import & Export Co., Ltd.	11,204,723		11		-	*	-	*
Zhejiang Yongfeng Steel Co., Ltd.	7,957,124		8		-	*	-	*
Changshu Jiacheng Steel Plating Co., Ltd.	8,112,915		8		-	*	-	*
Wui Xingyu Thin Plate Co., Ltd	-	*	-	*	8,572,640		8
Shaoxing Wangheng Metal Plate Co., Ltd.	-	*	-	*	7,492,674		7
Zhangjiagang Gangxing Innovative Construction Material Co., Ltd.	-	*	-	*	6,398,355		6
Others	53,451,177		51		62,560,562		59
	51,872,866		49		42,593,539		41
Total	105,324,043		100		105,154,101		100

* Not major customers for the relevant periods

Sales revenues generated from our top five major customers as a percentage of total sales decreased to 51% for the period ended March 31, 2012, compared to 59% for the period ended March 31, 2011. Three top customers are new major customers for the period ended March 31, 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold. Cost of sales increased by $7,275,429, or 7.2%, period-on-period, to $108,178,198 for the period ended March 31, 2012, from $100,902,769 for the period ended March 31, 2011. Cost of sales represented 102.7% of sales revenues for the period ended March 31, 2012, compared to 96.0% for the period ended March 31, 2011. Average cost per ton sold increased to $870 for the period ended March 31, 2012, compared to $799 for the period ended March 31, 2011, representing an increase of $71 per ton, or 8.9%, period-on-period.

	Nine months Ended March 31,
	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	98,982,682	91,421,679	7,561,003	8.3
- Direct labor	428,154	420,870	7,284	1.7
- Manufacturing overhead	8,767,362	9,060,220	(292,858)	(3.2)
	108,178,198	100,902,769	7,275,429	7.2

Cost per unit sold
Total units sold (tons)	124,353	126,224	(1,871)	(1.5)
Average cost per unit sold ($/ton)	870	799	71	8.9

The increase in cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $72, or 9.9%, from $724 for the period ended March 31, 2011, to $796 for the period ended March 31, 2012; and was offset by

•	a decrease in factory overhead per unit sold of $1, or 1.4%, from $72 for the period ended March 31, 2011, to $71 for the period ended March 31, 2012.

The cost of raw materials consumed increased by $7,561,003, or 8.3%, period-on-period, from $91,421,679 for the period ended March 31, 2011 to $98,982,682 for the period ended March 31, 2012. This increase was mainly due to an increase in raw material costs and was offset by a decrease in total units sold period-on-period.

Direct labor costs increased by $7,284, or 1.7%, period-on-period, to $428,154 for the period ended March 31, 2012, from $420,870 for the period ended March 31, 2011.

Manufacturing overhead costs decreased by $292,858, or 3.2%, period-on-period, from $9,060,220 for the period ended March 31, 2011, to $8,767,362 for the period ended March 31, 2012. The decrease was mainly attributable to the combined effect of a decrease in utilities of $145,572, or 5.9%, period-on-period, from $2,484,358 for the period ended March 31, 2011, to $2,338,786 for the period ended March 31, 2012, and a decrease in consumables of $135,384, or 10.2%, period-on-period, from $1,329,380 for the period ended March 31, 2011, to $1,193,796 for the period ended March 31, 2012.

Gross Profit. Gross profit in absolute terms decreased by $7,105,487, or 167.1%, period-on-period, to a loss of $2,854,155 for the period ended March 31, 2012, from a profit of $4,251,332 for the period ended March 31, 2011, while gross profit margin decreased to (2.7%) for the period ended March 31, 2012, from 4.0% for the period ended March 31, 2011. The decrease in gross profit was mainly attributable to a 7.2% period-on-period increase in cost of goods sold, and was offset by a 0.2% period-on-period increase in sales revenues.

Selling Expenses. Selling expenses decreased by $29,331, or 14.6%, period-on-period, to $172,223 for the period ended March 31, 2012, compared to the corresponding period in 2011 of $201,554. This reflects our control of selling expenses as revenue increased 0.2% period-on-period.

Administrative Expenses. Administrative expenses increased by $299,589, or 17.5%, period-on-period, to $2,007,777 for the period ended March 31, 2012, from to $1,708,188 for the period ended March 31, 2011. This increase was chiefly associated with an inventories write down in the amount of $636,405 that was partially offset by decreases in traveling expenses and professional fees during the period ended March 31, 2012.

Provision for Bad Debt. Provision for bad debt was $19,823 based on our policy for allowance for doubtful accounts for the period ended March 31, 2011 and $522,118 for the period ended March 31, 2012.

(Loss)/Income from Operations. Loss from operations before income tax increased by $8,175,004, or 3,003.8%, period-on-period, to a loss of $7,902,851 for the period ended March 31, 2012, from an income of $272,153 for the period ended March 31, 2011, as a result of the factors discussed above.

Other Income. Other income increased $86,266, or 2,663.4%, to $89,505 for the period ended March 31, 2012, from $3,239 for the period ended March 31, 2011. The increase in other income was primarily due to gain on disposal of a motor vehicle during the period ended March 31, 2012.

Interest Expense. Total interest expense increased $364,504, or 19.1%, to $2,273,473 for the period ended March 31, 2012, from $1,908,969 for the period ended March 31, 2011 due to increased interest rate period-on-period.

Income Tax. For the period ended March 31, 2012, we recognized an income tax expense of $27,189, compared to $298,358 of income tax expense for the period ended March 31, 2011. The decrease in income taxes is a result of a net loss made during the period ended March 31, 2012.

Net (Loss). Net loss increased by $7,903,835 period-on-period, to $7,930,040 for the period ended March 31, 2012, from $26,205 for the period ended March 31, 2011. The increase in net loss is attributable to a combination of factors discussed above, principally the negative gross profit margin for the period ended March 31, 2012.

Liquidity and Capital Resources

General

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of plant and equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2012, we had cash and cash equivalents of approximately $2.2 million.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

CASH FLOW

	Nine months Ended March 31,
	2012	2011
Net cash provided by/(used in) operating activities	$2,656,545	$(3,962,037)
Net cash (used in) investing activities	(309,635)	(9,635,527)
Net cash (used in) financing activities	(2,874,740)	(273,290)
Net cash flow	(463,145)	(12,628,715)

Operating Activities

Net cash flows used in operating activities for the period ended March 31, 2011 was $3,962,037, as compared with $2,656,545 provided by operating activities for the period ended March 31, 2012, for a net increase of $6,618,582. This increase was mainly due to an increase in cash inflow from advances from customers of $3,610,094 and a decrease in cash outflow for advances to suppliers of $23,431,802, and was offset by a decrease in cash inflow from accounts receivable of $22,206,923 during the period ended March 31, 2012.

For the period ended March 31, 2012, sales revenues generated from the top five major customers as a percentage of total sales decreased to 51%, as compared to 59% for the period ended March 31, 2011. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the period ended March 31, 2012 were for the purchase of property, plant and equipment related to the addition of annealing furnaces and slitting equipment at our Shanghai Blessford facilities. We believe these capital investments increase our capacity, expand product line and improve product qualities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the period ended March 31, 2012 were $309,635 as compared with $9,635,527 for the period ended March 31, 2011. Cash outflow for investing activity decreased during the period ended March 31, 2012 as the majority payment for the above-mentioned construction project had been made in prior periods.

We forecast capital expenditures to remain relatively low in the coming years as the Company does not have material expansion plans as at March 31, 2012.

Financing Activities

Net cash flows used in financing activities for the period ended March 31, 2012 was $2,874,740 as compared with $273,290 for the period ended March 31, 2011. During the period ended March 31, 2012, the Company made repayment of long-term loan in the amount of $2,874,740.

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

Current Assets

Current assets increased by $6,014,839, or 5.0%, period-on-period, to $127,425,132 as of March 31, 2012, from $121,410,293 as of June 30, 2011, principally as a result of an increase in accounts receivable of $3,914,585, or 9.5%, period-on-period, and an increase in inventories of $3,440,837, or 13.7%, period-on-period.

Accounts receivable, representing 36% of total current assets as of March 31, 2012, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer the longer credit terms to longstanding recurring customers with good payment histories and sizable operations. From time to time we review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Our management determines the collectability of outstanding accounts by maintaining quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the period ended March 31, 2012, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable March 31,2012 and June 30, 2011:

March 31, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	46,342,244	8,291,430	413,239	6,897,524	28,631,463	976,527	1,132,061
%	100	18	1	15	63	3	1

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

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

Current Liabilities

Current liabilities increased by $7,398,493, or 14.6%, period-on-period, to $58,232,388 as of March 31, 2012, from $50,833,895 as of June 30, 2011. The increase was mainly attributable to an increase in accounts payable and accrued expenses of $2,943,948, or 52.6%, period-on-period, and an increase in advances from customers of $4,148,595, or 182.3%, period-on-period.

As of March 31, 2012, we had $27,502,237 in short term-loans. These short-term loans are due on July 31, 2012. We expect to refinance such debt at its maturity, but we cannot assure you that we will be able to do so on terms favorable to the Company or at all.

Capital Expenditures

During the nine month period ended March 31, 2012, we invested $365,568 in purchases of property, plant and equipment, and construction projects in relation to annealing furnaces and slitting equipment.

Loan Facilities

The following table illustrates our credit facilities as of March 31, 2012, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times of		$7,966,023
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times of the		$19,536,214
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$16,200,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(101,995,200)
Total						$43,702,237

As of March 31, 2012, we had $27,502,237 in short-term loans secured by inventories, land use rights, buildings, plant and machinery, and $16,200,000 in long-term loan secured by plant and machinery and guaranteed by the Company, as illustrated in the above table.

The short-term loans are due and renewable on July 31, 2012. Our inability to renew, and the unavailability of additional debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

We believe that our currently available working capital and the credit facilities referred to above should be adequate to sustain our operations at our current levels and support our contractual commitments through the next twelve months. However, our working capital requirements and the cash flow provided by future operating activities vary from quarter to quarter, depending on the volume of business during the period and payment terms with our customers. As we expect a continuation of volatility in demand and steel prices in both domestic and international markets in the foreseeable future, our operating cash flows might be significantly negatively impacted by reduced sales and margins. Management has strengthened its sales and marketing activities, and continues to be in talks with potential customers whose past orders we had been unable to fill due to full capacity, which if successful, could result in additional sales and mitigate the impact of the weakened demand and margins on our operating cash flow. As of March 31, 2012, the Company also had $4,194,134 in debt obligation for interest relating to its short-term and long-term loans. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, continued uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations and could result in operating and financing covenants that could restrict our present and future operations.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2012; debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2012	Fiscal Year 2013-2014	Fiscal Year 2015-2016	Fiscal Years 2017 and Beyond

Short-Term Debt Obligations	$29,577,006	$1,037,384	$28,539,621	$-	$-
Current Portion of Long-Term Debt Obligations	$4,400,649	$2,223,873	$2,176,776	$-	$-
Long-Term Debt Obligations	$13,918,716	$-	$6,247,746	$7,670,970	$-
	$47,896,371	$3,261,257	$36,964,143	$7,670,970	$-

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" (“ASU 2011-04”). This update amends ASC Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011, which means that it became effective for our fiscal quarter beginning January 1, 2012. The new guidance is to be adopted prospectively and early adoption is not permitted. The adoption of ASU 2011-04 did not have a significant impact on our financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment” (“ASU 2011-08”). ASU No. 2011-08 amends existing guidance by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 will be effective for interim and annual periods beginning on or after December 15, 2011 with early adoption permitted. We adopted ASU 2011-08 in the current quarter and this did not have a material impact on our financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the year than in the first half of the year and the third quarter is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the period ended March 31, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of March 31, 2012, our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended March 31, 2012, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as possible to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended March 31, 2012 to contain a material misstatement.

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

On March 15, 2012, the Company received notice of a complaint filed by Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp.  In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company intends to and has been granted Court permission to file a motion to dismiss the action as against it.

Except with respect to the foregoing proceeding, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

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

Date: May 15, 2012	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)