Form 10-K
period 2012-06-30
China Precision Steel, Inc.
filed 2012-10-15
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $15.8 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 3,880,866 shares of the registrant’s common stock outstanding as of September 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

Annual Report on FORM 10-K

 For the Fiscal Year Ended June 30, 2012

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

We produce and sell precision ultra-thin and high strength cold-rolled steel products ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of medium and high-carbon hot-rolled steel strips not exceeding 7.5 mm thickness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses according to customer specifications. Currently, our specialty precision products are mainly used in the manufacture of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles, and microelectronics. To fully utilize the additional capacity from our 2nd and 3rd mills, and to meet the robust demand from the home appliances segment and roofing materials used in domestic construction in the past two years, we have diverted away from our niche focus of producing only high value-added products.

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

To remodel our business to make it sustainable, we are putting in place a series of measures to cut cost and increase overall profitability. These measures include: (1) initiating additional sales and marketing efforts to expand customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) streamlining production and reducing the number of workers; (4) hiring professionals and technicians to improve production management and increase quality control; (5) continue to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products; and (6) improve working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

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

Current Environment and Our Growth Strategy

During the year ended June 30, 2012, we saw a reduction in demand for our cold rolled steel products together with rising costs. Inflation and especially high raw material costs have substantially and adversely impacted our gross margin compared to the prior fiscal year. In addition, tightened credit and slowing growth in China have caused our accounts receivable to rise sharply for the year ended June 30, 2012, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past year.

Despite a difficult time for China’s steel industry at present, our goal is to maintain our position as the leading supplier of high strength and ultra-thin cold-rolled premium specialty steel products in China, while building brand awareness and demand for our products internationally. We have identified four factors critical to the achievement of this goal in the past, and will continue to focus on these factors in the long run:

•	Focus on Rapidly Growing Niche Segment. We will continue to focus on niche markets. According to publicly available information, the demand for precision cold-rolled steel products has been growing at an average rate of 16% annually between 2007 and 2011 in China. Despite the slowdown in demand in the past year, we believe that export and domestic demand for automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles and microelectronics is expected to continue in the medium- to long-run, thereby creating demand for high precision steel products. Moreover, new applications of steel products are continually being developed. We will focus our research and development efforts on advancing processing techniques and production of high strength and ultra-thin, cold-rolled precision steel products to enhance our product offerings and expand our market share.

•	Expand Manufacturing Capacity. We operate three cold rolling mills as of June 30, 2012. Our first rolling mill has an operating capacity of approximately 100,000 tons and is operating at full capacity. Our second cold-rolling mill, which has been operating since October 2006, has achieved 100% of its 80,000 tons design capacity as of June 30, 2012. We also commenced production at our third cold rolling mill on January 1, 2010. The new mill has a design capacity of 80,000 tons based on our current product specifications, and had achieved 70% of its design capacity as of June 30, 2012. The average mill is expected to take approximately three to four years to reach its full operating capacity, so we expect our total production capacity to increase to a total of approximately 260,000 tons by calendar year 2014.

•	Compete Internationally. We intend to continue building our brand awareness and expand our exports to compete in the international marketplace. We believe that we have already established our presence in the international market for low carbon precision cold-rolled steel products in the less than 0.1 mm to 0.2 mm used for steel roofing. We will continue to look for other product opportunities and compete on the ones where we believe that we have a competitive advantage.

•	Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Board Chairperson and Chief Financial Officer, Ms. Tak Tai Leada Li, our Chief Executive Officer, Mr. Hai Sheng Chen and our Chief Operating Officer, Mr. Zu De Jiang. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the World Steel Association, China is the largest steel producing country. During calendar year 2011, China’s share of world crude steel production increased to 45.5% from 44.7% in 2010, with a total production of 695.5 million tons. China’s steel production declined along with steel prices into calendar year 2012. China's steel industry has seen a major slowdown in the first half of 2012, according to the China Iron and Steel Association, or CISA. According to CISA, total industry profits were down by RMB54.55 billion (or $8.59 billion), or 95.81 percent year-on-year, to a mere RMB2.39 billion ($376.4 million). Around one third of the major Chinese steelmakers reported losses in the first half of the year.

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

The Chinese government has historically provided a subsidy by means of a value added tax, or VAT, rebate to exporters of steel products. This rebate was reduced in April 2007 in response to international pressure on China to curb its exports. The subsidy has been eliminated for 83 products, including hot-rolled, thin plate, steel wire, section, bar and H-beam, despite which, a 4% tax rebate currently applies to the cold-rolled steel products the Company produces.

We expect that the Chinese government will continue to impose additional controls on domestic steel producers in order to reduce pollution and further restrict exports. For more information on Chinese regulations, see “Regulation” below.

 Our Products

Cold-rolled specialty precision steel is a relatively new industry in China. Manufacturers of products that use specialty precision steel products have traditionally imported precision steel products from Japan, Korea, the European Union and the United States. We believe that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Over the last ten years of operation, we believe that we have begun to develop and establish a nationally recognized brand in China. We have also exported to various countries and regions including South East Asia, Africa and the Caribbean. Although we have been exporting the low-carbon ultra thin roofing materials for a number of years now, we are not yet an internationally known brand for cold-rolled precision steel products.

For the year ended June 30, 2012, we sold 171,565 tons of precision steel products. We currently produce cold-rolled precision steel coils and sheets with thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

Categories		Uses	Thickness
•	Low carbon steel (cold-rolled, hard-rolled)	Steel roofing, food packaging, dry batteries, electronic devices, kitchen tools	0.03-6.0mm
•	High carbon steel (cold-rolled, hot-rolled)	Automobile parts and components, grinding pieces, saw blades, weaving needles	0.5-7.5mm
•	Steel processing	Tailor made cold rolled steel products according to customer specifications	0.03-7.5mm
•	Steel services	Heat treatment; cutting and slitting

We produce our cold-rolled precision steel strips using a process that utilizes our proprietary know-how and certain patented technology. The finished products have a reduced thickness ranging from 7.5 mm to 0.03 mm, and a width of between 1000 mm and 1450 mm. We also provide heat treatment and cutting and slitting services for steel coils with thicknesses not exceeding 7.5 mm. We are not aware of any other company in China that currently manufactures high carbon high strength cold-rolled steel with a width of or exceeding 1400 mm.

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

Production Facilities

Cold Rolling Mills

As of June 30, 2012, we had an annual production capacity of approximately 236,000 tons, comprised of:

•	one 1100 mm 12-high cold rolling mill, with a current operating capacity of 100,000 tons;
•	one 1400 mm 12-high cold rolling mill, with a current operation capacity of 80,000 tons; and
•	one 1450 mm 4-high cold rolling mill, with a current operation capacity of 56,000 tons.

Our first rolling mill primarily manufactures low carbon precision cold-rolled steel products. The second and third mills focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex and higher strength precision steel products that cannot be manufactured in our first rolling mill.

Each mill takes approximately three to four years to reach full operating capacity due to the break-in and tuning period required for the equipment as well as the time we require to train quality mill operators. Operating capacity, or actual tonnage, may differ from design capacity due to modifications required to accommodate different production processes, as well as product mix which influences processing time. For example, the 1450 mm rolling mill, which began production in January 2010, was operating at 70% of its 80,000-ton design capacity at June 30, 2012 and is expected to reach its full operating capacity in calendar year 2014.

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

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2012 was Dachang Huizu Baosheng Steel Products Co., Ltd.

Below is a list of our principal suppliers during the years ended June 30, 2012 and 2011:

	2012		2011
Suppliers	$	% to purchases	$	% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	31,035,606	26	28,878,126	24
Hebei Nuojin Trading Co., Ltd.	28,581,403	24	-	*
Wuxi Hangda Trading Co., Ltd.	14,389,057	12	18,700,715	16
Zhejiang Wuchan Metal Group Co., Ltd.	-	*	15,962,338	13

* Not major suppliers for the relevant years

The price of steel coils is competitive, volatile and dependent on supply and demand. We have seen sharp increases in our raw material prices over the past two years due to inflation in China and subsequently decreases in steel prices due to weak demand and a downturn of the Chinese economy.  In order to secure sufficient supply of raw material for necessary production, we have made bulk purchases in the past after taking into account customers’ orders on hand and steel supply at the time. As steel coils have a long shelf-life, obsolescence is not a major concern. However, due to steel price volatilities, the advance contracted prices of these purchases could adversely impact our margins during a downward trend in steel prices.

Customers

We have approximately 260 customers, with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria, Ethiopia and the Caribbean. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. We intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated, and globally.

Below is a list of our principal customers during the years ended June 30, 2012 and 2011:

	2012		2011
Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Co. Ltd	17,829,967	12	32,261,653	21
Shanghai Changshuo Steel Company, Ltd.	14,842,069	11	23,410,550	16

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

Our business is becoming increasingly competitive and capital intensive due to rising operating costs in China, and competition comes from imports and other domestic manufacturers that have emerged in recent years. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies, particularly the state owned enterprises. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment comes from a few manufacturers scattered around different parts of China. However, we understand that these manufacturers mainly produce cold-rolled steel with widths of 400mm or less, whereas our products have a width between 1000 mm to 1450 mm. Consequently, their products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly the low-carbon product segment. We believe we are still currently the leading supplier of high carbon, high strength cold-rolled steel products with a thickness up to 7.5 mm in China. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are also where we have our technological expertise and competitive strength. Since fiscal 2007 we have been exporting low carbon products in this range and we are not aware of any other Chinese manufacturer currently competing in this specific low carbon segment in the global market.

Research and Development

As of June 30, 2012, we had 2 experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. We have budgeted 0.5% of revenues to be spent for research and development activities for fiscal 2013.

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

Employees

As of June 30, 2012, we employed a total of 251 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	9
Equipment & Maintenance	30
Production	138
Sales and Marketing	12
Logistics	32
Quality Control	8
Research & Development	2
Human Resource & Administration	15
Accounting	5
Total	251

Each employee must enter into multiple employment contracts, including a non-competition agreement, which are then filed with the municipal government. All employees receive a base monthly salary. Executive employees are also eligible for a discretionary year-end bonus based upon our overall performance results, seniority and individual performance and contribution to the Company. Production employees are entitled to a monthly bonus calculated on the basis of the quality of the products produced, and their respective contribution to volume, safe production, correct use of equipment and energy saving. Our production employees are not subject to collective bargaining agreements.  However, we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

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

RISKS RELATED TO OUR BUSINESS

Demand for our products has decreased and there can be no assurance it will increase in the foreseeable future.

During the year ended June 30, 2012, we saw a reduction in demand for our cold rolled steel products together with rising costs. Inflation and especially high raw material costs have substantially and adversely impacted our gross margin compared to the prior fiscal year. In addition, tightened credit and slowing growth in China have caused our accounts receivable to rise sharply for the year ended June 30, 2012, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past year. If demand for our products does not increase, it would have a material adverse effect upon the Company and our results of operations.

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

The following table reflects the aging of our accounts receivable as of June 30, 2012 and 2011, after taking into consideration credit periods offered to our customers. As of June 30, 2012, our accounts receivable over 180 days is spread among approximately 29 different customers.

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

As of June 30, 2012, all our customers confirmed that they were committed to fulfilling their obligations to the Company and we were aware of no basis for reclassifying any such accounts as uncollectable. As a result, we determined that an allowance for doubtful accounts of $3,231,613 as of June 30, 2012, was appropriate, as compared to $1,063,620 at June 30, 2011. We believe there was no material deterioration of the accounts receivable at June 30, 2012.

Approximately 8% and 3% of our accounts receivable as of June 30, 2012 and 2011 were over 180 days past due. We note the global recovery from the 2008 global economic crisis remains fragile, and the recent financial turbulence in the European market may have negative consequences on the business operations of our customers and may adversely impact their ability to meet these financial obligations to us, resulting in unrecoverable losses on such accounts receivable. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and 100% provision for all accounts receivable over 1 year past due for the year ended June 30, 2012. The Company had $3,231,613 and $1,063,620 of allowances for doubtful accounts, respectively; and provision for accounts receivable bad debts of $2,150,984 and $19,992, respectively, for the years ended June 30, 2012 and 2011.

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

In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into and the balance of our advances decrease when we take down contracted material at a future date. Balances decrease at a slower rate when demand is low as we take fewer deliveries from our suppliers.

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. At June 30, 2012 and 2011, the Company had allowances of advances to suppliers of $4,623,323 and $1,724,275, respectively. Approximately 81% of our advance to suppliers was more than 180 days as of June 30, 2012 and attributable to our advances to our long-term suppliers. We believe that these advances are ultimately collectible and do not provide specific allowances against such advances.

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

Excess supply in China and other developing economies has resulted in additional excess worldwide capacity and falling steel prices, which is adversely impacting our results and may continue to do so in the future.

During previous years steel consumption in China and other developing economies such as India increased at a rapid pace. Steel companies responded by increasing steel production capacity in these countries and entering into long-term contracts with iron ore suppliers in Australia and Brazil. During the past year demand for steel in China decreased significantly. The excess manufacturing capacity in China and worldwide has resulted in an excess supply of steel, which has in turn resulted in falling prices for steel and steel products. Our operating results have been materially and adversely affected, and we expect that we will continue to be impacted in the future. Although we are implementing a series of strategies to help improve our operating results, there can be no assurance that we will be able to return to profitability.

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

Based on our understanding, China’s total production capacity of precision cold-rolled steel coils was over two million tons as of June 30, 2012. However, domestic production continues to be insufficient to meet demand due to limited processing capability and product offerings. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

We require substantial amounts of raw materials in our business, consisting principally of steel slabs and strip steel. Any substantial increases in the cost of crude steel could adversely affect our financial condition and results of operations. The availability and price of crude steel depends on a number of factors outside our control, including general economic conditions, domestic and international supply and tariffs. Increased domestic and worldwide demand for crude steel has had and will continue to have the effect of increasing the prices that we pay for these raw materials, thereby increasing our cost of goods sold. Generally, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we can be exposed to fluctuations in the price of raw materials, since, during the time lag period, we may have to temporarily bear the additional cost of the change under our purchase contracts, which could have a material adverse effect on our profitability margins. If raw material prices were to increase significantly without a commensurate increase in the market value of our products, our financial condition and results of operations would be adversely affected.

Although we are dependent on a steady flow of raw materials for our operations, we do not have in place long-term supply agreements for all of our material requirements.

Although a substantial portion of our raw material requirements was met by Dachang Huizu Baosheng Steel Products Co., Ltd. for the year ended June 30, 2012, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including Dachang Huizu Baosheng Steel Products Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2012, our total outstanding bank borrowings amounted to $43,446,477, all of which were interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans, and SIBOR and LIBOR for USD loans. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2012, will be approximately $2,825,680. The impact of a 1% increase in interest rates will increase interest expense by approximately $432,806. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available.

We are dependent on our borrowing facilities to meet our operating needs. Our failure to cure an ongoing default on repayment obligations under certain outstanding loans could have a material adverse impact on our business and operations.

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company defaulted on its semi-annual principal and interest repayment obligation in June 2012. Further, the Company has not met its financial covenants under the DEG loan agreement including the Debt Service Coverage Ratio and the Interest Bearing Debt/EBITDA ratio. The Company is currently in discussions with DEG regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or "RZB", pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People's Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and are guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB's governing bodies, and to the Company's ability to meet certain conditions and requirements that may be imposed by this bank.

There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG and RZB or otherwise fulfill its obligations under any of the loans. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. Each of DEG and RZB also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

If we are unable to successfully work out a repayment plan for our defaulted bank loans, we may be forced to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our outstanding debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our secured bank loans restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

The loss of any key executive or our failure to attract and retain key personnel could adversely affect our future performance, strategic plans and other objectives.

The loss or failure to attract and retain key personnel could significantly impede our future performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon our Chairperson and Chief Financial Officer, Ms. Tak Tai Leada Li, our Chief Executive Officer, Mr. Hai Sheng Chen, and our Chief Operating Officer, Mr. Zu De Jiang. We do not currently have in place key man life insurance for these executive officers. To the extent that the services of these officers would be unavailable to us, we would be required to recruit other persons to perform the duties performed by them. We may be unable to employ other qualified persons with the appropriate background and expertise to replace these officers and directors on terms suitable to us.

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

We currently supply high precision steel products to five major customers in the Chinese domestic market. For the years ended June 30, 2012 and 2011, sales revenues generated from our top five major customers accounted for 47% and 55% of total sales revenues, respectively, with sales to the largest single customer accounting for 12% and 21% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

Moreover, our cost structure is subject to fluctuations from inflationary pressures in China and other geographic regions where we conduct business. China has experienced dramatic growth in its economy in the past years. This growth may lead to continued pressure on wages and salaries that may exceed our budget and adversely affect our operating results.

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

We may be exposed to potential risks relating to our ineffective internal controls over financial reporting which could have a material adverse effect on our results of operations and our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2012. Based upon, and as of the date of that evaluation, our management concluded that our internal control over financial reporting was not effective because our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC's rules and regulations. Effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot remediate this material weakness in our internal controls in a timely manner, investors and others may lose confidence in the reliability of our financial statements, which in turn could have a material adverse effect on our business, operating results and the trading price of our Common Stock.

The Company’s Independent Auditor issued a Going Concern opinion for our June 30, 2012 consolidated financial statements.

The independent auditor’s report accompanying the Company’s audited June 30, 2012 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;

•	an early stage of development of the market-oriented sector of the economy;

•	a rapid growth rate;

•	a higher level of control over foreign exchange; and

•	the allocation of resources.

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

Our auditor, like other independent registered public accounting firms operating in China and Hong Kong (to the extent their audit clients have operations in China), is not permitted to be subject to inspections by the Public Company Accounting Oversight Board and, as such, our investors may be deprived of the benefits of such inspections.

The independent registered public accounting firm that issues the audit reports included in our filings made with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.  However, our operations are mainly located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of relevant PRC authorities. Our auditor, like other independent registered public accounting firms operating in China and Hong Kong (to the extent their audit clients have operations in China), is currently not subject to inspections conducted by the PCAOB.

Inspections of other firms that PCAOB has conducted outside of China and Hong Kong have identified deficiencies in those firms' audit and quality control procedures, which may be addressed as part of the inspection process to improve the quality of future audits.  The inability of PCAOB to inspect independent registered public accounting firms operating in China and Hong Kong makes it more difficult to evaluate the effectiveness of our auditor’s audit and quality control procedures compared to those conducted by auditors outside of China and Hong Kong that are subject to the PCAOB inspections.  As a result, our investors may be deprived of the benefits of the PCAOB inspections.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. Failure to comply with the requirements of Circular 75 may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

We may require additional financing to fund: repayment of debt, our future operations and working capital requirements, development and exploitation of existing and new products, and expansion into new markets. We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our current shareholders will be reduced, and the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities, the holders of these debt securities would similarly have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for us.

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

On March 15, 2012, the Company received notice of a complaint filed by Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp.  In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company was granted court permission to file a motion to dismiss the action as against it.  Prior to filing the motion to dismiss, plaintiffs amended their complaint. Accordingly, the Company filed a motion to dismiss the amended complaint.  That motion has now been fully briefed by the parties. The court has not yet advised whether it will permit oral argument on the motion prior to issuing a decision.  An estimate of any potential loss cannot be made at this time.

Except with respect to the foregoing proceeding, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock has been trading on the NASDAQ Capital Market under the symbol “CPSL” since December 29, 2006 and was previously trading on that market under the symbol “OLAB.”  The CUSIP number for our common stock is 16941J205.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2012
1st Quarter	$1.17	$0.52
2nd Quarter	0.57	0.33
3rd Quarter	0.69	0.35
4th Quarter	0.47	0.24

Year Ended June 30, 2011
1st Quarter	$1.26	$1.86
2nd Quarter	1.47	1.96
3rd Quarter	1.61	2.17
4th Quarter	0.90	1.71

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

 Approximate Number of Holders of Our Common Stock

As of September 28, 2012, there were approximately 10,833 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2012 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

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

•	Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2012 and are important in understanding the results of operations and financial condition or disclose known trends.

•	Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2012. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

•	Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2012. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

Overview of the Company’s Business

We are a niche and high value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

We produce and sell precision ultra-thin and high strength cold-rolled steel products ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of medium and high-carbon hot-rolled steel strips not exceeding 7.5 mm thickness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses according to customer specifications. Currently, our precision products are mainly used in the manufacture of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles, and microelectronics. To fully utilize the additional capacity from our 2nd and 3rd mills, and to meet the robust demand from the home appliances segment and roofing materials used in domestic construction in the past two years, we have diverted away from our niche focus of producing only high value-added products.

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

To remodel our business to make it sustainable, we are putting in place a series of measures to cut cost and increase overall profitability. These measures include: (1) initiating additional sales and marketing efforts to expand customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) streamlining production and reducing the number of workers; (4) hiring professionals and technicians to improve production management and increase quality control; (5) continue to carry out R&D to improve profitability of existing products and launch new high value-add products; and (6) improve working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

Recent Developments

On September 16, 2011, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, LLC indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on the NASDAQ Capital Market (“NASDAQ”) under NASDAQ Listing Rule 5550(a)(2). The notification letter stated that we would be provided 180 calendar days, or until March 14, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. On March 15, 2012, the Company received a second letter from NASDAQ notifying the Company that it had not regained compliance during the initial 180-day grace period, but that NASDAQ was granting the Company an additional 180-day grace period, or until September 10, 2012, to regain compliance. On August 27, 2012, we completed a reverse stock split of our common stock at a ratio of 1 share of common stock for every 12 shares, to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements. Since the reverse stock split, the bid price for our common stock has been above $1.00 per share.

On August 13, 2012 and on October 9, 2012, respectively, each of Che Kin Lui and Daniel Carlson resigned from their respective positions as members of the Company’s Board of Directors for personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. While Mr. Carlson served as a non-executive and non-voting Director, Mr. Lui served as an independent member of the Board and also served on the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. The Company’s Board of Directors is in the process of vetting suitable candidates to fill the vacancies created by Mr. Lui’s departure and will announce any such appointment as soon as it is complete.

Fiscal 2012 Financial Performance Highlights

During the year ended June 30, 2012, we saw a reduction in demand for our cold rolled steel products together with rising costs. Inflation and especially high raw material costs have substantially and adversely impacted our gross margin compared to the prior fiscal year. In addition, tightened credit and slowing growth in China have caused our accounts receivable to rise sharply for the year ended June 30, 2012, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past year.

During the year ended June 30, 2012, we sold a total of 171,565 tons of products, a decrease of 3,763 tons from 175,328 tons a year ago, due to a decrease in demand in the domestic market. Such decrease was mainly driven by decreases in demand from the food packaging and automobile components markets in connection with the slowing growth of the Chinese economy during the year ended June 30, 2012. Despite a downward trend in steel prices during the year, our average cost per unit sold increased 4.7% while average selling prices decreased 3.4% along with steel prices year-on-year, mainly due to our lock-in of raw material prices at higher levels in our advance purchase contracts. Decreased volume and sales coupled with rising costs led to a gross loss of $5,806,796 and a net loss of $16,949,145 for the year ended June 30, 2012.  Total company backlog as of June 30, 2012 amounted to $6,629,115. The Company has also been renegotiating with its major suppliers to get a partial refund of our advances to suppliers in an effort to mitigate the lock-in raw material cost.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,446,477. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. We are implementing a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

We believe that high barriers to entry in the Chinese domestic precision cold-rolled steel industry still exist because of the level of technological expertise and the amount of capital required for operation. Although we expect slowing demand and volatilities in both domestic and international markets, and a difficult operating environment due to high inflation and rising costs which could have adverse impacts on our gross margins in the near future, the medium to long term prospects of our niche remain optimistic. We believe that our unique capabilities and know-how give us a competitive advantage to grow sales and build a globally recognized brand as we continue to carry out R&D and expand to new segments, customers and markets.

The following are some financial highlights for the year:

•	Revenues: Our revenues were approximately $142.9 million for the year, a decrease of 5.4% from last year.

•	Gross Margin: Gross margin was (4.1)% for the year, compared to 3.9% last year.

•	Loss from operations before tax: Loss from operations before tax was approximately $16.9 million for the year, compared to approximately $0.8 million of income last year.

•	Net Loss: Net loss was approximately $16.9 million for the year, compared to approximately $0.3 million of net income last year.

•	Fully diluted (loss)/earnings per share: Fully diluted (loss) per share was $(4.37) for the year, compared to fully diluted earnings of $0.07 last year.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2012 and 2011 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Revenues	142,973,631	100.0	151,199,711	100.0
Cost of sales (including depreciation and amortization)	148,780,427	104.1	145,234,370	96.1
Gross (loss)/profit	(5,806,796)	(4.1)	5,965,341	3.9
Selling expenses	209,793	0.1	263,537	0.2
Administrative expenses	2,684,432	1.9	2,039,072	1.3
Allowance for bad and doubtful debts	5,022,138	3.5	19,992	0.0
Depreciation and amortization	216,444	0.2	224,350	0.1
(Loss)/income from operations	(13,939,603)	(9.7)	3,418,390	2.3
Other income	89,604	0.1	3,454	0.0
Interest and finance costs	(3,104,207)	(2.2)	(2,628,567)	(1.7)
(Loss)/income from operations before income tax	(16,954,206)	(11.9)	793,277	0.5
Income tax (benefit)/expense	(5,061)	(0.0)	536,327	0.4
Net (loss)/income	(16,949,145)	(11.9)	256,950	0.2
Basic (loss)/earnings per share	(4.37)		0.07
Diluted (loss)/earnings per share	(4.37)		0.07

Sales Revenues

Sales volume decreased by 3,763 tons, or 2.1%, year-on-year, to 171,565 tons for the year ended June 30, 2012, from 175,328 tons for the year ended June 30, 2011 and as a result, sales revenues decreased by $8,226,080, or 5.4%, year-on-year, to $142,973,631 for the year ended June 30, 2012, from $151,199,711 for the year ended June 30, 2011. The decrease in sales revenues year-on-year is attributable to the decrease in demand for high-carbon products and decrease in average selling prices.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2012 and 2011 is as follows:

	2012			2011			Year-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Year Qty. Variance
Low carbon hard rolled	10,126	7,512,713	5	5,309	4,369,979	3	4,817
Low carbon cold-rolled	133,055	105,893,793	74	114,935	100,643,375	66	18,120
High-carbon hot-rolled	5,064	6,138,916	4	7,013	7,034,615	5	(1,949)
High-carbon cold-rolled	19,796	20,043,175	14	28,997	28,128,342	19	(9,201)
Subcontracting income	3,524	1,144,270	1	19,074	8,314,173	5	(15,550)
Sales of scrap	-	2,240,764	2	-	2,709,227	2	-
Total	171,565	142,973,631	100	175,328	151,199,711	100	(3,763)

There were different trends of demand across various product categories during the year ended June 30, 2012. Low-carbon cold-rolled steel products accounted for 74% of the current sales mix at an average selling price of $796 per ton for the year ended June 30, 2012, compared to 67% of the sales mix at an average selling price per ton of $876 for the year ended June 30, 2011. The increase in demand in this category was a result of increased orders of steel used in the production of home appliances and steel roofing materials as a result of growth in domestic consumer spending in these segments during the year. Low-carbon hard-rolled steel products accounted for 5% of the current sales mix at an average selling price of $742 per ton for the year ended June 30, 2012, compared to 3% of the sales mix at an average selling price per ton of $823 for the year ended June 30, 2011, due to an increase in demand in the export market year-on-year as a result of our more competitive prices in the global market.  High-carbon cold-rolled steel products accounted for 14% of the current sales mix at an average selling price of $1,012 per ton for the year ended June 30, 2012, compared to 19% of the current sales mix at an average selling price of $970 for the year ended June 30, 2011. The products in this category are mainly used in the automobile industry and the decrease in sales volume year-on-year was a result of the slowing growth of automobile sales in the PRC market. Subcontracting income revenues accounted for $1,144,270, or 1%, of the sales mix for the year ended June 30, 2012, a decrease from $8,314,173, or 5%, of the sales mix for the year ended June 30, 2011. The products in this category are mostly high-carbon products and mainly used in electrical engineering and industrial grade tooling materials, for which we received limited orders during the year ended June 30, 2012.

	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	742	823	(81)	(9.8)
Low-carbon cold-rolled	796	876	(80)	(9.1)
High-carbon hot-rolled	1,212	1,003	209	20.8
High-carbon cold-rolled	1,012	970	42	4.3
Subcontracting income	325	436	(111)	(25.5)

The average selling price per ton decreased to $833 for the year ended June 30, 2012, compared to $862 in 2011, representing a decrease of $29, or 3.4%, year-on-year. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the year. During the year ended June 30, 2012, there were decreases in average selling prices across all product categories except for high-carbon products.

Sales Breakdown by Major Customer

	2012		2011
Customers	$	% of Sales	$	% of Sales
Shanghai Shengdejia Metal Co., Ltd	17,829,967	12	32,261,653	21
Shanghai Changshuo Steel Co., Ltd.	14,842,069	11	23,410,550	16
Hangzhou Cogeneration Co., Ltd.	13,101,996	9	*	*
Changshu Jiacheng Steel Plate Co., Ltd.	11,169,785	8	*	*
Zhejiang Yongfeng Steel Co., Ltd.	10,408,914	7	*	*
Shaoxing Wancheng Metal Plate Co., Ltd.	*	*	9,988,522	7
Wuxi Xingyu Thin Plate Co., Ltd.	*	*	9,804,985	6
Zhejiang Aoguan Thin Plate Co., Ltd.	*	*	7,865,907	5
	67,352,731	47	83,331,617	55
Others	75,620,900	53	67,868,094	45
Total	142,973,631	100	151,199,711	100

 * Not major customers for the relevant years

Sales revenue generated from our top five major customers as a percentage of total sales was 47% and 55% for the years ended June 30, 2012 and 2011, respectively. Sales to Hangzhou Cogeneration Co., Ltd., Changshu Jiacheng Steel Plate Co., Ltd. and Zhejiang Yongfeng Steel Co., Ltd., new major customers for the year ended June 30, 2012, accounted for 24% of our sales revenues. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold

Cost of sales increased by $3,546,057, or 2.4%, year-on-year, to $148,780,427 for the year ended June 30, 2012, from $145,234,370 for the year ended June 30, 2011. Cost of sales represented 104.1% of sales revenues for the year ended June 30, 2012, compared to 96.1% for the year ended June 30, 2011. Average cost per unit sold increased to $867 for the year ended June 30, 2012, compared to $828 for the year ended June 30, 2011, representing an increase of $39 per ton, or 4.7%, year-on-year.

	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	135,715,619	132,876,698	2,838,921	2.1
- Direct labor	585,332	576,834	8,498	1.5
- Manufacturing overhead	12,479,476	11,780,838	698,638	5.9
	148,780,427	145,234,370	3,546,057	2.4

Cost per unit sold
Total units sold (tons)	171,565	175,328	(3,763)	2.1
Average cost per unit sold ($/ton)	867	828	39	4.7

The increase in average per unit cost of sales is represented by the combined effect of:

•	an increase in cost of raw materials per unit sold of $33, or 4.4%, from $758 for the year ended June 30, 2011, to $791 for the year ended June 30, 2012;

•	an increase in factory overhead per unit sold of $6, or 9.0%, from $67 for the year ended June 30, 2011, to $73 for the year ended June 30, 2012.

Despite a downward trend in steel prices during the year, the cost of raw materials consumed increased by $2,838,921, or 2.1%, year-on-year, to $135,715,615 for the year ended June 30, 2012, from $132,876,698 for the year ended June 30, 2011. This increase was primarily due to our obligations under advance purchase contracts pursuant to which we have locked in the price of raw materials at the higher prices then prevailing. This increase was partially offset by a decrease in total units sold.

Direct labor costs increased by $8,498, or 1.5%, year-on-year, to $585,332 for the year ended June 30, 2012, from $576,834 for the year ended June 30, 2011. Manufacturing overhead costs increased by $698,638, or 5.9%, year-on-year, to $12,479,476 for the year ended June 30, 2012, from $11,780,838 for the year ended June 30, 2011. The increase was mainly attributable to the combined effect of an increase in depreciation charged to manufacturing overhead of $897,761, or 16.5%, year-on-year, to $6,351,180 for the year ended June 30, 2012, from $5,453,419 for the year ended June 30, 2011 and partially offset by a decrease in utilities of $281,827, or 7.9%, year-on-year, to $3,277,956 for the year ended June 30, 2012, from $3,559,783 for the year ended June 30, 2011. The decreased units sold, year-on-year, have led to an increase in average manufacturing overhead cost per unit sold of 9.0% due to decreased economies of scale.

Gross Profit

Gross profit in absolute terms decreased by $11,772,137, or 197.3%, year-on-year, to a loss of $5,806,796 for the year ended June 30, 2012, from profit of $5,965,341 for the year ended June 30, 2011, and gross profit margin decreased to (4.1)% for the year ended June 30, 2012, from 3.9% for the year ended June 30, 2011. The decrease in gross profit margin is mainly attributable to the combined effect of an increase in average cost per unit sold of 4.7% due to the lock in of raw material prices under our advance purchase contracts and a 3.4% decrease in average selling prices, year-on-year, due to falling steel prices during the year ended June 30, 2012.

Selling Expenses

Selling expenses decreased by $53,744, or 20.4%, year-on-year, to $209,793 for the year ended June 30, 2012, from $263,537 in 2011. The decrease was mainly attributable to less selling expenses associated with lower sales revenues year-on-year.

Administrative Expenses

Administrative expenses increased by $645,360, or 31.6%, year-on-year, to $2,684,432 for the year ended June 30, 2012, compared to $2,039,072 for the year ended June 30, 2011. This was chiefly due to an inventories write down in the amount of $350,635 during the year ended June 30, 2012.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $5,002,146 year-on-year. Allowance recognized for the year ended June 30, 2012 was in the amount of $5,022,138 in accordance with our policy for allowance for bad and doubtful debts set forth under the “Critical Accounting Policies and Estimates” heading in this report.

Income from Operations

Income from operations decreased by $17,357,993, or 507.8%, year-on-year, to a loss of $13,939,603 for the year ended June 30, 2012 from $3,418,390 for the year ended June 30, 2011, as a result of the factors discussed above.

Other Income

Other income increased $86,150, or 2,494.2%, to $89,604 for the year ended June 30, 2012 from $3,454 for the year ended June 30, 2011.  As a percentage of revenues, other income increased to 0.1% for the year ended June 30, 2012 from less than 0.1% for the year ended June 30, 2011. The increase in other income was primarily due to gain on disposal of a motor vehicle during the year ended June 30, 2012.

Interest Expense

Total interest expense increased $475,640, or 18.1%, to $3,104,207 for the year ended June 30, 2012, from $2,628,567 for the year ended June 30, 2011 due to increases in interest rates year-on-year and the accrual of penalty interest resulting from our loan default during the year ended June 30, 2012.

Income Tax

For the year ended June 30, 2012, we recognized an income tax benefit of $5,061, compared to income tax expense of $536,327 for the year ended June 30, 2011. The decrease of $541,388, or 100.9%, was due to a net loss in the year ended June 30, 2012 and tax refund received as a result of the net loss, as compared to net income in 2011.

Net Income

Net income decreased by $17,206,095, or 6,696.3%, year-on-year, to net loss of $16,949,145 for the year ended June 30, 2012, compared to net income of $256,950 for the year ended June 30, 2011. The decrease in net income is attributable to a combination of all the factors discussed above, the major factors being an increase in the average cost per unit sold and a decrease in gross margin.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have historically met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2012, we had cash and cash equivalents of approximately $1.6 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Year Ended June 30,
	2012	2011
Net cash provided by/(used in) operating activities	$1,832,228	$(20,926,588)
Net cash (used in) investing activities	(284,149)	(5,998,122)
Net cash (used in) financing activities	(2,697,352)	(837,525)
Net cash flows	(1,104,949)	(26,328,952)

Net cash flows provided by operating activities for the year ended June 30, 2012 were $1,832,228 as compared to net cash flows used in operating activities of $20,926,588 for the year ended June 30, 2011, for a net increase of $22,758,816. This increase was mainly due to an increase in cash inflows from advances to suppliers of $46,021,492 due to management’s efforts in lowering such balance, an increase in cash inflows for inventories of $4,789,906, and an increase in cash inflows from accounts payable and accrued expenses of $6,986,649, offset by a decrease in cash inflows from accounts receivable of $24,939,159 during the year ended June 30, 2012.

For the year ended June 30, 2012, sales revenues generated from the top five major customers as a percentage of total sales were 47%, compared with 55% for the prior year. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. In addition, tightened credit and slowing growth in China have caused our accounts receivable to rise sharply during the year ended June 30, 2012, a trend that strongly correlates to those of the companies in the coal and steel sectors in China in the past year. We note that the continuation or intensification of the worldwide economic crisis and downturn of the Chinese economy may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We will continue to strengthen our collection activities and closely monitor any changes in collection experience and the credit ratings of our customers.  From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our main uses of cash for investing activities during the year ended June 30, 2012 were for the purchase of property, plant and equipment related to the addition of annealing furnaces at our Shanghai Blessford facilities.  We believe this capital investment increases our capacity, expands product lines, improves product qualities and creates synergies with our existing production facilities, thereby creating opportunities to grow sales, enter new markets and further strengthen our leading position in the niche cold rolling segment that we operate in.

Net cash flows used in investing activities for the year ended June 30, 2012 was $284,149, as compared with $5,998,122 for the year ended June 30, 2011. Cash flows used in investing activities substantially decreased as we did not have any material construction commitments during the year.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans and all the construction costs relating to our third cold rolling mill have been paid for as at June 30, 2012.

Financing Activities

Net cash flows used in financing activities for the year ended June 30, 2012 were $2,697,352, as compared to $837,525 for the year ended June 30, 2011, for a net increase of $1,859,827. During the year ended June 30, 2012, the Company made repayment of loans in the amount of $2,697,352 and received no additional loan proceeds.

On December 30, 2008, we filed a universal shelf registration statement with the SEC, which was declared effective on December 10, 2009. The shelf registration will permit us to issue securities valued at up to an aggregate of $40 million and provides us the flexibility to issue registered securities, from time to time, in one or more separate offerings or other transactions with the size, price and terms to be determined at the time of issuance.  Although we do not have any commitments or current intentions to sell securities under the registration statement, we believe that it is prudent to have a shelf registration statement in place to ensure financing flexibility should the need arise.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether.  Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,446,477. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Going Concern

Historically, we have funded our operations and expansion expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. We believe that we have the financial resources needed to meet business requirements for the next twelve months if we are able to work out a repayment plan acceptable to us with our banks for the defaulted loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Current Assets

Current assets decreased by $5,830,454, or 4.8%, year-on-year, to $115,579,839 as of June 30, 2012, from $121,410,293 as of June 30, 2011, principally as a result of a decrease in advances to suppliers of $12,649,906, or 25.3%, year-on-year, a decrease in cash of $1,104,949 or 40.8%, year-on-year, and a decrease in inventories of $9,561,229 or 38.1%, year-on-year, offset by an increase in accounts receivable of $17,781,172, or 43.0%, year-on-year.

Accounts receivable, representing 51.1% of total current assets as of June 30, 2012, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis and downturn of the Chinese economy may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2012, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due.  From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of June 30, 2012 and 2011:

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

June 30, 2011

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	42,399,379	20,132,384	1,570,163	6,829,813	12,801,682	94,799	970,538
%	100	48	4	16	30	<1	2

Management continues to take appropriate actions to perform business and credit reviews of any prospective customers (whether new or returning) to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. For example, we have halted since the year ended June 30, 2011 all our sales transactions directly with customers in the Philippines as we consider the associated credit risk to be relatively high. Based on publicly available reports, such as that issued by A.M. Best, there is a high risk that financial volatility may erupt in that country due to inadequate reporting standards, a weak banking system or asset markets and/or poor regulatory structure. We expect to resume such exports when conditions improve.

Current liabilities increased by $15,841,981, or 31.2%, year-on-year, to $66,675,876 as of June 30, 2012, from $50,833,895 as of June 30, 2011. The increase was mainly attributable to an increase in the current portion of the long-term loan of $12,600,000, or 350%, year-on-year. We have classified all of the remaining balance of our long-term loan as current liabilities as we have defaulted on the principal and interest repayment obligations of such loan in June 2012. The Company is currently in discussions with its bank regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Until such agreement is reached, the bank has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement.

As of June 30, 2012, we also had $27,246,477 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with its bank regarding the restructuring of the loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the year ended June 30, 2012, we invested $340,155 in purchases of property, plant and equipment, and construction projects in relation to the new annealing furnaces.

Loan Facilities

The following table illustrates our credit facilities as of June 30, 2012, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen				1.15 times of		$7,891,943
Zentralbank Österreich	June 29, 2011	July 31, 2012	1 year
AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2010	July 31, 2012	1 year	1.15 times of the		$19,354,534
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
						$27,246,477

DEG – Deutsche				6 month USD		$16,200,000
Investitions – und	June 29, 2010	June 15, 2016	6 years
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(102,952,620)
						$16,200,000

Total						$43,446,477

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company has defaulted on this repayment obligation, as well as on repayment of the June 15, 2011 installment. The Company is currently in discussions with DEG regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement. DEG may also take possession of the collateral granted in connection with their respective loan agreements, which would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG or otherwise fulfill its obligations under the loan.

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or "RZB," pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People's Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB's governing bodies, and to the Company's ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2012, including the foregoing debt obligations comprised of principal and interest payments:

	Payments Due By Year
	Total	Fiscal Year 2013	Fiscal Year 2014-2015	Fiscal Year 2016-2017	Fiscal Years 2018 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$29,223,618	$29,223,618	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$17,048,540	$17,048,540	$-	$-	$-
	$46,272,158	$46,272,158	$-	$-	$-

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, ("ASU 2011-05"). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05, ("ASU 2011-12"). The amendments in ASU 2011-12 defer certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company is currently evaluating the effect of the presentation options of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment, ("ASU 2011-08"), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2012 and 2011, the Company had $3,231,613 and $1,063,620 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $2,150,984 and $19,992 recognized for the years ended June 30, 2012 and 2011, respectively. The current year charge reflects a provision for doubtful accounts based on our policy described above. Our management is continually working to ensure that any known uncollectible amounts are immediately written off as bad debt against outstanding balances.

Advances to Suppliers

In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2012 and 2011, the Company made allowances of advances to suppliers of $4,623,323 and $1,724,275, respectively. There was a provision for advances to suppliers bad debts of $2,871,154 and $nil recognized for the years ended June 30, 2012 and 2011, respectively.

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

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2012, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test in accordance with ASC360. As the fair market value substantially exceeds the carrying value of our land use rights due to appreciation in the value of land use rights in China in the past decade, no impairment charges were recognized for the relevant year. As of June 30, 2012, the Company expects these assets to be fully recoverable based on the result of the impairment test.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and, if necessary, adjusting the assets to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment. As of June 30, 2012, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed fair value based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. We estimated volume sold and the sales revenues based upon prices at which Management reasonably estimates them to be sold in the next ten years. In performing the impairment test, Management also made assumptions that the Company would be able to restructure its defaulted bank loans with favorable and less favorable terms, respectively. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

Other Policies

Other accounting policies used by the Company are set forth in the notes accompanying our financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the calendar year than in the first half of the calendar year and the first quarter of the calendar year is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the year ended June 30, 2012, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2012 and 2011 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of June 30, 2012 our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2012, as our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended June 30, 2012, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2012, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Leada Tak Tai Li	32	Director (Chairperson), Chief Financial Officer
Hai Sheng Chen	49	Chief Executive Officer and Director
Zu De Jiang	66	Chief Operating Officer
Tung Kuen Tsui	67	Director
David Peter Wong	56	Director

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

Board Composition and Committees

Our Board of Directors currently consists of four members: Leada Tak Tai Li, Hai Sheng Chen, Tung Kuen Tsui and David Peter Wong. Each of Che Kin Lui and Daniel Carlson, former members of our Board of Directors, resigned from their positions on the Company’s Board of Directors on August 13, 2012 and October 9, 2012, respectively. Each of Tung Kuen Tsui and David Peter Wong serves on our Board of Directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules and we are in the process of vetting candidates to serve as a third independent director to fill the vacancy left by Mr. Lui’s departure. Our Board of Directors has determined that David Peter Wong possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Audit Committee

Our independent directors, Tung Kuen Tsui, and David Peter Wong, serve as members of our audit committee.  Mr. Wong serves as chair of the audit committee.

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

Compensation Committee

Our independent directors, Tung Kuen Tsui, and David Peter Wong, serve as members of our compensation committee.  Mr. Tung Kuen Tsui serves as Chair of the compensation committee.

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

Corporate Governance and Nominating Committee

Our independent directors, Tung Kuen Tsui, and David Peter Wong, serve as members of our corporate governance and nominating committee.  Mr. Tung Kuen Tsui serves as Chair of the corporate governance and nominating committee.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer.  During the fiscal year ended June 30, 2012, there were no waivers of our Code of Business Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended June 30, 2012 and 2011

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hai Sheng Chen, Chief	2012	28,391	-	-	-	28,391
Executive Officer	2011	27,072	-	-	-	27,072
Leada Tak Tai Li, Chairperson	2012	84,000	-	-	-	84,000
and Chief Financial Officer	2011	84,000	-	-	-	84,000

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of the named executive officers at year end. No equity awards were made during the year ended June 30, 2012.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the fiscal year ended June 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Che Kin Lui*	36,000	-	-	-	-	36,000
David Peter Wong	42,000	-	-	-	-	42,000
Tung Kuen Tsui	36,000	-	-	-	-	36,000
Daniel Carlson*	36,000	-	-	-	-	36,000

* Che Kin Lui and Daniel Carlson resigned from their positions on the Company’s Board of Directors on August 13, 2012 and October 9, 2012, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 28, 2012 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.  Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Hai Sheng Chen	Chief Executive Officer and Director	Common Stock, $0.001 par value	-	*
Leada Tak Tai Li	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	16,667	*
Zu De Jiang	Chief Operating Officer	Common Stock, $0.001 par value	-	*
Tung Kuen Tsui	Director	Common Stock, $0.001 par value	-	*
David Peter Wong	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (5 persons named above)			16,667	*
5% Security Holders
Wo Hing Li		Common Stock, $0.001 par value	1,279,103	33.0%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 3,880,866 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 28, 2012. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2012 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights (a)	Weighted-average exercise price of outstanding options, restricted stock, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	-	180,435
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	180,435

(1)	The China Precision Steel, Inc. 2006 Omnibus Long-Term Incentive Plan was approved by our stockholders on December 27, 2006. The plan is administered by our compensation committee and allows us to grant awards of stock options (including incentive stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and cash awards to: (i) any employee, officer or director of the Company or our affiliates, or a consultant or adviser currently providing services to the Company or an affiliate; (ii) any outside director; and (iii) any other individual whose participation in the plan is determined to be in the best interests of the Company by the compensation committee. We have reserved a maximum of 180,435 shares of our common stock to be issued under the plan. No shares have been awarded under the 2006 Omnibus Long-Term Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Director Independence

Messrs. Tung Kuen Tsui, and David Peter Wong each serves on our Board of Directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Moore Stephens for professional services rendered for the fiscal years ended June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011
Audit Fees	$164,000	$164,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$164,000	$164,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended June 30, 2012.

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

Date: October 15, 2012

CHINA PRECISION STEEL, INC.

By:	/s/ Hai Sheng Chen
Hai Sheng Chen
Chief Executive Officer

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hai Sheng Chen	Chief Executive Officer and Director	October 15, 2012
Hai Sheng Chen	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chair of the Board of Directors and Chief Financial Officer	October 15, 2012
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	October 15, 2012
Tung Kuen Tsui

/s/ David Peter Wong	Director	October 15, 2012
David Peter Wong

CHINA PRECISION STEEL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1 to the consolidated financial statements) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2, 13 and 14 to the consolidated financial statements, the Company has suffered a very significant loss in the year ended June 30, 2012 and defaulted on interest and principal repayments of bank borrowings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 13 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens

Certified Public Accountants

Hong Kong

October 15, 2012

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

		June 30,	June 30,
	Notes	2012	2011

Assets

Current assets
Cash and cash equivalents		$1,602,805	$2,707,754
Accounts receivable
Trade, net of allowances of $3,231,613 and $1,063,620 at June 30, 2012 and 2011, respectively		59,116,931	41,335,759
Bills receivable		173,089	201,133
Other		1,117,243	1,420,192
Inventories	8	15,516,220	25,077,449
Prepaid expenses		668,867	633,416
Advances to suppliers, net of allowance of $4,623,323 and $1,724,275 at June 30, 2012 and 2011, respectively	9	37,384,684	50,034,590

Total current assets		115,579,839	121,410,293

Property, plant and equipment
Property, plant and equipment, net	10	67,752,991	75,311,221
Construction-in-progress	11	233,512	64,762

		67,986,503	75,375,983

Intangible assets, net	12	1,880,129	1,892,249

Goodwill		99,999	99,999

Total assets		$185,546,470	$198,778,524

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	13	$27,246,477	$27,370,648
Long-term loan - current portion	14	16,200,000	3,600,000
Accounts payable and accrued liabilities		6,772,892	5,599,323
Advances from customers		2,253,956	2,275,241
Other taxes payables		8,446,373	6,297,227
Current income taxes payable		5,756,178	5,691,456

Total current liabilities		66,675,876	50,833,895

Long-term loans	14	-	14,400,000

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2012 and 2011, respectively	15	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 3,880,866 issued and outstanding at June 30, 2012 and 2011, respectively	15	3,880	3,880
Additional paid-in capital	15	75,685,066	75,685,066
Accumulated other comprehensive income		19,097,295	16,822,185
Retained earnings		24,084,353	41,033,498

Total stockholders' equity		118,870,594	133,544,629

Total liabilities and stockholders' equity		$185,546,470	$198,778,524

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2012 and 2011

	Notes	2012	2011

Sales revenues		$142,973,631	$151,199,711
Cost of goods sold		148,780,427	145,234,370
Gross (loss)/profit		(5,806,796)	5,965,341

Operating expenses
Selling expenses		209,793	263,537
Administrative expenses		2,684,432	2,039,072
Allowance for bad and doubtful debts		5,022,138	19,992
Depreciation and amortization expense		216,444	224,350

Total operating expenses		8,132,807	2,546,951

(Loss)/income from operations		(13,939,603)	3,418,390

Other income/(expense)
Other revenues		89,604	3,454
Interest and finance costs		(3,104,207)	(2,628,567)

Total other (expense)		(3,014,603)	(2,625,113)

(Loss)/income from operations before income tax		(16,954,206)	793,277

Provision for income tax	16
Current		(5,061)	536,327

Total income tax (benefit)/expense		(5,061)	536,327

Net (loss)/income		$(16,949,145)	$256,950

Basic (loss)/earnings per share	17	$(4.37)	$0.07

Basic weighted average shares outstanding		3,880,866	3,880,866

Diluted (loss)/earnings per share	17	$(4.37)	$0.07

Diluted weighted average shares outstanding		3,880,866	3,880,866

Components of comprehensive (loss)/income:
Net (loss)/income		$(16,949,145)	$256,950
Foreign currency translation adjustment		2,275,110	6,191,210

Comprehensive (loss)/income		$(14,674,035)	$6,448,160

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended June 30, 2012 and 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2010	3,880,866	$3,880	$75,685,066	$10,630,975	$40,776,548	$127,096,469

Foreign currency translation adjustment	-	-	-	6,191,210	-	6,191,210
Net income	-	-	-	-	256,950	256,950

Balance at June 30, 2011	3,880,866	3,880	75,685,066	16,822,185	41,033,498	133,544,629

Foreign currency translation adjustment	-	-	-	2,275,110	-	2,275,110
Net loss	-	-	-	-	(16,949,145)	(16,949,145)

Balance at June 30, 2012	3,880,866	$3,880	$75,685,066	$19,097,295	$24,084,353	$118,870,594

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net (loss)/income	$(16,949,145)	$256,950
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,043,993	8,141,320
Allowance for bad and doubtful debts	5,022,138	19,992
Inventory provision	350,817	-
(Gain)/loss on disposal of property, plant and equipment	(36,993)	632
Net changes in assets and liabilities:
Accounts receivable, net	(19,407,494)	5,531,665
Inventories	9,637,950	4,848,044
Prepaid expenses	(31,828)	(90,302)
Advances to suppliers	10,632,903	(35,388,589)
Accounts payable and accrued expenses	1,620,381	(5,366,268)
Advances from customers	(60,058)	(1,151,842)
Other taxes payable	2,041,833	2,238,690
Current income taxes	(32,269)	33,120

Net cash provided by/(used in) operating activities	1,832,228	(20,926,588)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(340,155)	(5,998,122)
Proceeds from disposal of property, plant and equipment	56,006	-

Net cash (used in) investing activities	(284,149)	(5,998,122)

Cash flows from financing activities
Repayments of short-term loans	(2,697,352)	(837,525)

Net cash (used in) financing activities	(2,697,352)	(837,525)

Effect of exchange rate	44,324	1,433,283

Net (decrease) in cash	(1,104,949)	(26,328,952)

Cash and cash equivalents, beginning of year	2,707,754	29,036,706

Cash and cash equivalents, end of year	$1,602,805	$2,707,754

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$2,000,125	$2,638,853
Taxes	$27,225	$503,957

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.

Notes to the Consolidated Financial Statements

1. Description of Business

China Precision Steel, Inc. (the “Company,” “CPSL” or “we”) is a niche steel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,446,477. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The consolidated balance sheets as of June 30, 2012 and 2011 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong, collectively referred to as “the Group”. The consolidated statements of operations for the year ended June 30, 2012 and 2011 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong. Intercompany items have been eliminated.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2012 and 2011, the Company had $3,231,613 and $1,063,620 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $2,150,984 and $19,992 recognized for the years ended June 30, 2012 and 2011, respectively.

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

There was an inventory provision of $396,322 and $44,922 for the years ended June 30, 2012 and 2011, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2012 and 2011, the Company had made allowances of advances to suppliers of $4,623,323 and $1,724,275, respectively. There was a provision for advances to suppliers bad debts of $2,871,154 and $nil recognized for the years ended June 30, 2012 and 2011, respectively.

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

Impairment of Long-Lived Assets – The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC Topic No. 360 “Property, Plant and Equipment” (“ASC 360”), which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. We primarily use the income valuation approach to determine the fair value of our long-lived assets, with fair value being the price that would be received from selling an asset in an orderly transaction between market participants at the measurement date.

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2012 and 2011, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2012 and 2011.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the years ended June 30, 2012 and 2011, the Company’s pension cost charged to the statements of operations under the plan amounted to $264,258 and $233,432, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2012 and 2011 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the years ended June 30, 2012 and 2011 is as follows:

	2012		2011
a. Customers	$	% to sales	$	% to sales
Shanghai Shengdejia Metal Co. Ltd	17,829,967	12	32,261,653	21
Shanghai Changshuo Steel Company, Ltd	14,842,069	11	23,410,550	16

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the years ended June 30, 2012 and 2011 is as follows:

	2012		2011
b. Suppliers	$	% to Purchases	$	% to purchases
Dachang Huizu Baosheng Steel Products Co., Ltd.	31,035,606	26	28,878,126	24
Hebei Nuojin Trading Co., Ltd.	28,581,403	24	-*	-*
Wuxi Hangda Trading Co., Ltd.	14,389,057	12	18,700,715	16
Zhejiang Wuchan Metal Group Co., Ltd.	-*	-*	15,962,338	13

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $59,116,931 and $41,335,759 as of June 30, 2012 and 2011, respectively.

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

6. Valuation and Qualifying Accounts

		Additions	Deductions/
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	Charged to	Exchange	End of
Description	of Year	Expenses	Allowance	Difference	Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2011	1,013,744	19,992	-	29,884	1,063,620
Year ended June 30, 2012	1,063,620	2,150,984	-	17,009	3,231,613

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2011	1,643,419	-	-	80,856	1,724,275
Year ended June 30, 2012	1,724,275	2,871,154	-	27,894	4,623,323

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2011	3,845,263	417,749	-	107,389	4,370,401
Year ended June 30, 2012	4,370,401	4,311,949	-	37,589	8,719,939

7. Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in the PRC are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years. In accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements as of and for the two years ended June 30, 2012 and 2011.

China Precision Steel, Inc.

Condensed Parent Company Only Balance Sheets

June 30, 2012 and 2011

	2012	2011
Cash and cash equivalents	$29,235	$180,789
Prepayments	339,433	420,854
Total current assets	368,668	601,643

Property, plant and equipment	2,938	2,370
Investment in subsidiary, reported on equity method	55,471,427	69,315,760
Advances to subsidiaries	63,266,786	63,785,345

Total assets	$119,109,819	$133,705,118

Current liabilities:
Accounts payable	$234,659	$155,923
Accrued expenses	4,566	4,566
Total current liabilities	$239,225	$160,489

Stockholders' equity:
Ordinary stock, $.001 par value; 62,000,000 shares authorized; 3,880,866 shares issued and outstanding at June 30, 2012 and 2011, respectively	3,880	3,880
Additional paid-in capital	75,685,066	75,685,066
Other comprehensive income	19,097,295	16,822,185
Retained earnings	24,084,353	41,033,498

Total stockholders' equity	$118,870,594	$133,544,629

Total liabilities and stockholders' equity	$119,109,819	$133,705,118

China Precision Steel, Inc.

Condensed Parent Company Only Income Statements

For the Years Ended June 30, 2012 and 2011

	2012	2011

Sales	$-	$-

Operating and administrative expenses:
General and administrative expenses	882,273	1,289,014
Loss from operations	(882,273)	(1,289,014)

Other income:
Interest income	418	3,454
Other income	52,153	-
Equity in earnings of unconsolidated subsidiaries	(16,119,443)	1,542,510
(Loss)/income before income taxes	(16,949,145)	256,950

Provision for income taxes	-	-

Net (loss)/income	$(16,949,145)	$256,950

The components of comprehensive (loss)/income:
Net (loss)/income	$(16,949,145)	$256,950
Foreign currency translation adjustment	2,275,110	6,191,210

Comprehensive (loss)/income	$(14,674,035)	$6,448,160

China Precision Steel, Inc.

Condensed Parent Company Only Statements of Cash Flows

For the Years Ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net (loss)/income	$(16,949,145)	$256,950
Adjustments to reconcile net income to operating activities -
Add: depreciation	681	567
Add: loss on fixed asset disposal	-	632
Less: Equity in earnings of unconsolidated subsidiaries	16,119,443	(1,542,510)
Net changes in assets and liabilities
Prepayments	81,421	(205,292)
Accounts payable	78,736	25,923
Net cash (used in) operating activities	(668,864)	(1,463,730)

Cash flows from investing activities:
Repayment of advances by subsidiaries	518,559	-
Purchase of fixed assets	(1,249)	(2,167)
Net cash provided by/(used in) investing activities	517,310	(2,167)

Effect of exchange rate change on cash and cash equivalents	-	-

Net (decrease) in cash and cash equivalents	(151,554)	(1,465,897)

Cash and cash equivalents, beginning of year	180,789	1,646,686

Cash and cash equivalents, end of year	$29,235	$180,789

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized amounts	$-	$-
Income taxes paid	$-	$-

8. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $396,322 and $44,922 for the years ended June 30, 2012 and 2011, respectively. These amounts were recognized as a loss of the current period.

As of June 30, 2012 and 2011, inventories consisted of the following:

	June 30,	June 30,
At cost:	2012	2011
Raw materials	$1,711,735	$5,360,128
Work in progress	1,064,229	7,097,117
Finished goods	6,409,395	8,744,037
Consumable items	6,727,183	3,921,089
	15,912,542	25,122,371
Less: provision	(396,322)	(44,922)
	$15,516,220	$25,077,449

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,299,566 (June 30, 2011: $7,096,698) were pledged for short-term loans totaling $19,354,534 at June 30, 2012 (June 30, 2011: $19,030,232).

9. Advances to Suppliers

Cash advances are shown net of allowances of $4,623,323 and $1,724,275 at June 30, 2012 and 2011, respectively.

Some of our suppliers are state-owned companies in the PRC or their subsidiaries. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

10. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30,	June 30,
	2012	2011
Plant and machinery	$77,064,727	$75,670,080
Buildings	23,438,143	23,045,416
Motor vehicles	651,595	699,229
Office equipment	539,416	519,421
	101,693,881	99,934,146
Less: Accumulated depreciation	(33,940,890)	(24,622,925)
	$67,752,991	$75,311,221

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2012 and 2011, depreciation totaling $6,351,180 and $5,453,419, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $34,533,411 (June 30, 2011: $38,109,339) and $19,514,340 (June 30, 2011: $21,744,337) were pledged for short-term loans totaling $27,246,477 and long-term loans including current portion totaling $16,200,000, respectively, at June 30, 2012 (June 30, 2011: $27,189,629 and $18,000,000, respectively).

11. Construction-In-Progress

As of June 30, 2012 and 2011, construction-in-progress consisted of the following:

	June 30, 2012	June 30, 2011
Construction costs	$233,512	$64,762

Construction-in-progress represents construction and installations of annealing furnaces.

12. Intangible Assets

Land use rights amounting to $1,877,363 (June 30, 2011: $1,886,717) were pledged for short-term loans totaling $27,246,477 at June 30, 2012 (June 30, 2011: $27,189,629).

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

13. Short-Term Loans

Short-term loans consisted of the following:

	June 30,	June 30,
	2012	2011
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.2565% at June 30, 2012) per annum (Notes 10 and 12)	7,891,943	8,159,397

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at June 30, 2012) per annum (Notes 8, 10 and 12)	19,354,534	19,030,232

Bank loan dated January 19, 2011, due July 18, 2011 with an interest rate of 6.42% per annum	-	181,019
	$27,246,477	$27,370,648

The above bank loans outstanding at June 30, 2012 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG ("RZB"), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at June 30, 2012 and 2011 was 7.26% and 7.25%, respectively.

Principal and interest under the short-term loans totaling $27,246,477 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB's governing bodies, and to the Company's ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we are putting in place a series of measures to cut costs and improve overall profitability including expanding customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products, streamlining production and reducing number of workers in response to lower demand, hiring professionals and technicians to improve our production management and increase quality control, and continue to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products.

14. Long-Term Loan – Current Portion

	June 30, 2012	June 30, 2011
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.2379% at June 30, 2012) per annum (Note 10)	$16,200,000	$18,000,000

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

In June 2012, the Company has defaulted on its semi-annual principal and interest repayment obligation in the amount of $2,234,025.68. The Company is currently in discussions with DEG regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. DEG also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

15. Stockholders’ Equity

Reverse Stock Split

In June 2012, the stockholders of the Company approved the authority of the Company’s Board of Directors to effect a one-for-twelve reverse stock split of the Company’s outstanding common stock. The reverse stock split became effective on August 27, 2012 and as a result of the reverse stock split, the issued and outstanding shares of the Company’s common stock decreased to 3,880,866 shares, without any change in the par value of such shares. These consolidated financial statements and accompanying notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

Stock Warrants

On November 6, 2007, in connection with the Subscription Agreement, the Company issued to certain institutional accredited investors warrants to purchase 118,333 shares of Common Stock valued at $5,374,748, and Roth Capital Partners, LLC, as placement agent, received warrants to purchase 18,800 shares of Common Stock valued at $887,504. These amounts were recorded as syndication fees offsetting additional paid-in capital. Warrants issued to Roth Capital were not exercised and expired on November 5, 2010.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2011	Granted	Expired or Exercised	Outstanding June 30, 2012	Expiration Date
$101.40	118,333	-0-	-0-	118,333	May 5, 2013

16. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Years ended June 30,
	2012	2011
Tax savings	$0.00	$122,281

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2012 and 2011 are as follows:

	June 30,	June 30,
Deferred tax assets and liabilities:	2012	2011
Net operating loss carried forward	$6,668,613	$2,356,664
Temporary differences resulting from allowances	2,051,326	2,013,737
Net deferred income tax asset	$8,719,939	$4,370,401
Valuation allowance	(8,719,939)	(4,370,401)
	$-	$-

The Company has not recognized a deferred tax liability in respect of the undistributed earnings of its foreign subsidiaries of approximately $2,820,358 as of June 30, 2012 because the Company currently plans to reinvest those unremitted earnings such that the remittance of the undistributed earnings of those foreign subsidiaries to the Company will be postponed indefinitely. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Year ended June 30,
	2012	2011
Computed tax at the PRC statutory rate of 25%	$(4,311,962)	$(1,096)
Valuation allowance	4,349,538	525,138
Income not subject to tax	(37,589)	(107,389)
Expenses not deductible for tax	13	14
Additional income taxes (1)	-	241,941
Overprovision	(5,061)	-
Benefit of tax holiday	-	(122,281)
Income tax (benefit)/expense per books	$(5,061)	$536,327

(1)	The additional income taxes were taxes on the transfer of retained earnings to the registered capital of Shanghai Blessford during the year ended June 30, 2012.

Income tax (benefit)/expense consists of:

	Year ended June 30,
	2012	2011
Income tax (benefit)/expense for the year – PRC	$(5,061)	$536,327
Deferred income tax benefit – PRC	-	-
Income tax (benefit)/expense per books	$(5,061)	$536,327

17. (Loss)/earnings Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (EPS) computations.

For the year ended June 30, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive, however, securities represented by the 118,333 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the year ended June 30, 2011, warrants to purchase 29,866 shares of common stock at an exercise price of $36.00, 188,333 shares at an exercise price of $101.40 and 18,800 shares at an exercise price of $88.56 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2012:
Net (loss)	$(16,949,145)
Basic EPS (loss) available to common shareholders	$(16,949,145)	3,880,866	$(4.37)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(16,949,145)	3,880,866	$(4.37)
For the year ended June 30, 2011:
Net income	$256,950
Basic EPS income available to common shareholders	$256,950	3,880,866	$0.07
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$256,950	3,880,866	$0.07

18. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp.  In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company was granted court permission to file a motion to dismiss the action as against it. Prior to filing the motion to dismiss, plaintiffs amended their complaint. Accordingly, the Company filed a motion to dismiss the amended complaint. That motion has now been fully briefed by the parties. The court has not yet advised whether it will permit oral argument on the motion prior to issuing a decision.

Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

Capital Commitments

As of June 30, 2012, the Company did not have any capital commitments (June 30, 2011: $nil).

19. Impairment

We determine impairment of long-lived assets, including property, plant and equipment and amortizable intangible assets, by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and, if necessary, adjusting the assets to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment.

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC360, as of June 30, 2012, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the relevant year. As of June 30, 2012, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at June 30, 2012 was considered immaterial and not tested for impairment in accordance with ASC 350.

20. Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2012
	PRC	Foreign	Total
Revenue	$135,460,918	$7,512,713	$142,973,631
% of sales	95	5	100

	Year Ended June 30, 2011
	PRC	Foreign	Total
Revenue	$146,829,732	$4,369,979	$151,199,711
% of sales	97	3	100

21. Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2012 and 2011:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2012:
Revenues	$37,649,588	$29,494,865	$33,662,335	$42,166,843
Gross (loss)/profit	(2,952,641)	(1,117,208)	(1,798,717)	61,770
Loss from operations before income tax	(9,051,355)	(3,312,915)	(3,565,153)	(1,024,783)
Net loss	(9,019,105)	(3,313,023)	(3,537,922)	(1,079,095)
Basic (loss) per share	$(2.32)	$(0.85)	$(0.91)	$(0.28)
Diluted (loss) per share	$(2.32)	$(0.85)	$(0.91)	$(0.28)

Fiscal 2011:
Revenues	$46,045,610	$31,489,118	$39,768,528	$33,896,455
Gross profit/(loss)	1,717,009	(41,616)	1,908,863	2,384,085
Income/(loss) from operations before income tax	521,124	(886,646)	264,144	894,655
Net income/(loss)	283,155	(872,497)	201,781	644,511
Basic earnings/(loss) per share	$0.07	$(0.22)	$0.05	$0.17
Diluted earnings/(loss) per share	$0.07	$(0.22)	$0.05	$0.17

Earnings per share amounts for each quarter are required to be computed independently. As a result their sum may not equal the total year basic and diluted earnings per share.

22. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, ("ASU 2011-05"). ASU 2011-05 requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No 2011-05, ("ASU 2011-12"). The amendments in ASU 2011-12 defer certain changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The adoption of ASU 2011-05 and ASU 2011-12 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company is currently evaluating the effect of the presentation options of ASU 2011-05 and ASU 2011-12 on its financial statement presentation of comprehensive income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment, ("ASU 2011-08"), to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. ASU 2011-08 is effective for the Company in fiscal year 2013 beginning July 1, 2012 but is eligible for early adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, ("ASU 2011-11"). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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