Form 10-K/A
period 2012-06-30
China Precision Steel, Inc.
filed 2012-10-24
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

China Precision Steel, Inc. (the “Registrant”) filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 on October 15, 2012. The Registrant is filing this Amendment No. 1 on Form 10-K/A to furnish its Interactive Data Files (XBRL Exhibits) as Exhibit 101. The Registrant elected to take advantage of the 30-day grace period for filing its first XBRL documents with detailed tagging requirements, as permitted by Rule 405 of Regulation S-T.

Users of this data are advised that pursuant to Rule 405 of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Investors should continue to rely on the originally filed version of the Form 10-K. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 on Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or, except as described above, modify or update any disclosures made in the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2012
CHINA PRECISION STEEL, INC.

By: /s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
3.2	Bylaws (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)
4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.1	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.2	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)
10.3	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.4	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)
10.5	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.6	Senior Loan Agreement, dated January 29, 2011, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2011)
10.7	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)
10.8	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)
10.9	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)
10.10	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)
10.11	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)
14	Code of Business Conduct and Ethics(incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on September 28, 2010)
21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Previously included in the Annual Report on Form 10-K of China Precision Steel, Inc. for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on October 15, 2012.

**	Filed with this Form 10-K/A for China Precision Steel, Inc.