Form 10-Q
period 2012-09-30
China Precision Steel, Inc.
filed 2012-11-16
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [  ]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three Months Ended September 30, 2012

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	September 30, 2012	June 30, 2012

Assets

Current assets
Cash and cash equivalents		$1,595,567	$1,602,805
Accounts receivable
Trade, net of allowances of $4,655,538 and $3,231,613 at September 30, 2012 and June 30, 2012, respectively	5	57,932,138	59,116,931
Bills receivable		103,426	173,089
Other receivables		965,765	1,117,243
Inventories, net	6	17,615,451	15,516,220
Prepaid expenses		466,204	668,867
Advances to suppliers, net of allowance of $4,675,112 and $4,623,323 at September 30, 2012 and June 30, 2012, respectively	7	36,964,593	37,384,684

Total current assets		115,643,144	115,579,839

Property, plant and equipment
Property, plant and equipment, net	8	66,194,820	67,752,991
Construction-in-progress	9	241,959	233,512

		66,436,779	67,986,503

Intangible assets, net	10	1,889,974	1,880,129

Goodwill		99,999	99,999

Total assets		$184,069,896	$185,546,470

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	11	$27,551,689	$27,246,477
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		7,302,426	6,772,892
Advances from customers		2,798,954	2,253,956
Other taxes payables		8,432,531	8,446,373
Current income taxes payable		5,853,288	5,756,178

Total current liabilities		68,138,888	66,675,876

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at September 30, 2012 and June 30, 2012, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 3,880,866 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		20,379,992	19,097,295
Retained earnings		19,862,070	24,084,353

Total stockholders’ equity		115,931,008	118,870,594

Total liabilities and stockholders’ equity		$184,069,896	$185,546,470

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	Notes	2012	2011

Sales revenues		$5,956,760	$42,166,843
Cost of goods sold		7,423,709	42,105,073
Gross (loss)/profit		(1,466,949)	61,770

Operating expenses
Selling expenses		29,273	68,304
Administrative expenses		442,615	294,076
Allowance for bad and doubtful debts		1,373,000	-
Depreciation and amortization expense		51,961	54,444
Total operating expenses		1,896,849	416,824
(Loss) from operations		(3,363,798)	(355,054)

Other income/(expense)
Other revenues		103	199
Interest and finance costs		(858,588)	(669,928)
Total other (expense)		(858,485)	(669,729)

(Loss) from operations before income tax		(4,222,283)	(1,024,783)

Provision for income tax	14
Current		-	54,312
Total income tax expense		-	54,312

Net (loss)		$(4,222,283)	$(1,079,095)

Basic (loss) per share	15	$(1.09)	$(0.28)

Basic weighted average shares outstanding		3,880,866	3,880,866

Diluted (loss) per share	15	$(1.09)	$(0.28)

Diluted weighted average shares outstanding		3,880,866	3,880,866

Components of comprehensive (loss)/income:
Net (loss)		$(4,222,283)	$(1,079,095)
Other comprehensive income:
Foreign currency translation adjustment		1,282,697	1,643,164
Comprehensive (loss)/income		$(2,939,586)	$564,069

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2012

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2012	3,880,866	$3,880	$75,685,066	$19,097,295	$24,084,353	$118,870,594

Foreign currency translation adjustment	-	-	-	1,282,697	-	1,282,697

Net loss	-	-	-	-	(4,222,283)	(4,222,283)

Balance at September 30, 2012	3,880,866	$3,880	$75,685,066	$20,379,992	$19,862,070	$115,931,008

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities
Net (loss)	$(4,222,283)	$(1,079,095)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,254,886	2,196,295
Allowance for bad and doubtful debts	1,373,000	-
Net changes in assets and liabilities:
Accounts receivable, net	694,880	(6,877,517)
Inventories	(1,925,422)	308,082
Prepaid expenses	206,353	66,760
Advances to suppliers	889,785	(586,403)
Accounts payable and accrued expenses	456,346	1,805,922
Advances from customers	519,750	3,779,521
Other taxes payable	(108,457)	662,673
Current income taxes	32,630	27,502

Net cash provided by operating activities	171,468	303,740

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(7,424)	(84,886)

Net cash (used in) investing activities	(7,424)	(84,886)

Cash flows from financing activities
Repayments of short-term loans	-	(810,921)

Net cash (used in) financing activities	-	(810,921)

Effect of exchange rate	(171,282)	37,366

Net (decrease) in cash	(7,238)	(554,701)

Cash and cash equivalents, beginning of period	1,602,805	2,707,754

Cash and cash equivalents, end of period	$1,595,567	$2,153,053

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,751,689. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of September 30, 2012 and for the periods ended September 30, 2012 and 2011 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At September 30, 2012 and June 30, 2012, the Company had $4,655,538 and $3,231,613 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $1,373,000 and $nil recognized for the three months ended September 30, 2012 and 2011, respectively.

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

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required from time to time to make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30, 2012 and June 30, 2012, the Company had made allowances of advances to suppliers of $4,675,112 and $4,623,323, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2012 and 2011, the Company capitalized $nil interest to construction-in-progress.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three months ended September 30, 2012 and 2011, the Company’s pension cost charged to the statements of operations under the plan amounted to $64,741 and $69,338, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30 and June 30, 2012 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the three months ended September 30, 2012 and 2011 is as follows:

	2012		2011
a. Customers	$	% to sales	$	% to sales
Changshu Jiacheng Steel Plating Co., Ltd.	699,359	12	*	*
Unimax & Far Corporation	637,147	11	*	*
Shanghai Wozi Jintian Blade Co., Ltd.	607,652	10	*	*
Shanghai Shengdejia Metal Co. Ltd	*	*	7,505,117	18
Hangzhou Cogeneration Import & Export Co., Ltd.	*	*	7,504,827	18
Shanghai Changshuo Steel Co., Ltd.	*	*	5,644,432	13
Zhejiang Yongfeng Steel Co., Ltd.	*	*	5,271,256	13

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us exceeded 10% of our total purchases during the three months ended September 30, 2012 and 2011 is as follows:

	2012		2011
b. Suppliers	$	% to purchases	$	% to purchases
Hebei Nuojin Trading Co., Ltd.	1,611,038	29	*	*
Shanghai Tuoda Metal Materials Co., Ltd.	1,174,399	21	*	*
Shanghai Piyun Steel Co., Ltd.	*	*	9,450,311	26
Dachang Huizu Baosheng Steel Products Co., Ltd.	*	*	7,117,889	20
Wuxi Hangda Trading Co., Ltd.	*	*	4,386,389	12

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $57,932,138 and $59,116,931 as of September 30, 2012 and June 30, 2012, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $400,762 and $396,322 for the three months ended September 30, 2012 and 2011, respectively. These amounts were recognized as a loss in each respective period.

As of September 30, 2012 and June 30, 2012, inventories consisted of the following:

At cost:	September 30, 2012	June 30, 2012
Raw materials	$1,772,554	$1,711,735
Work in progress	996,977	1,064,229
Finished goods	8,516,329	6,409,395
Consumable items	6,730,353	6,727,183
	18,016,213	15,912,542
Less: provision	(400,762)	(396,322)
	$17,615,451	$15,516,220

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,817,371 (June 30, 2012: $6,299,566) were pledged for short-term loans totaling $19,571,342 at September 30, 2012 (June 30, 2012: $19,354,534).

7. Advances to Suppliers

Cash advances are shown net of allowances of $4,675,112 and $4,623,323 at September 30, 2012 and June 30, 2012, respectively.

Some of our suppliers are state-owned companies in the PRC or their subsidiaries. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2012	June 30, 2012
Plant and machinery	$77,878,747	$77,064,727
Buildings	23,700,693	23,438,143
Motor vehicles	658,894	651,595
Office equipment	545,411	539,416
	102,783,745	101,693,881
Less: Accumulated depreciation	(36,588,925)	(33,940,890)
	$66,194,820	$67,752,991

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2012 and 2011, depreciation totaling $1,782,079 and $1,606,329, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $33,724,195 (June 30, 2012: $34,533,411) and $19,075,516 (June 30, 2012: $19,514,340) were pledged for short-term loans totaling $27,551,689 and long-term loans including current portion totaling $16,200,000, respectively, at September 30, 2012 (June 30, 2012: $27,246,477 and $16,200,000, respectively).

9. Construction-In-Progress

As of September 30, 2012 and June 30, 2012, construction-in-progress consisted of the following:

	September 30, 2012	June 30, 2012
Construction costs	$241,959	$233,512

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,887,900 (June 30, 2012: $1,877,363) were pledged for short-term loans totaling $27,551,689 at September 30, 2012 (June 30, 2012: $27,246,477).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2012	June 30, 2012
Loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at September 30, 2012) per annum (Notes 6 and 8)	7,980,347	7,891,943
Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at September 30, 2012) per annum (Notes 6, 8 and 10)	19,571,342	19,354,534
	$27,551,689	$27,246,477

The above bank loans outstanding at September 30, 2012 are Renminbi (“RMB”) loans, carry an interest rate of 1.15 times the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at September 30, 2012 and 2011 was 6.9% and 7.54%, respectively. Principal and interest under the short-term loans totaling $27,551,689 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we are putting in place a series of measures to cut costs and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products, streamlining production and reducing the number of workers in response to lower demand, hiring professionals and technicians to improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products.

12. Long-Term Loan – Current Portion

	September 30, 2012	June 30, 2012
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.1307% at September 30, 2012) per annum (Note 8)	$16,200,000	$16,200,000

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

In June 2012, the Company has defaulted on its semi-annual principal and interest repayment obligation. The Company is currently in discussions with DEG regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. DEG also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

13. Stockholders’ Equity

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2012	Granted	Expired or Exercised	Outstanding September 30, 2012	Expiration Date
$101.40	118,333	-0-	-0-	118,333	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Three months ended September 30,
	2012	2011
Tax savings	$0.00	$54,312

Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2012 and June 30, 2012 are as follows:

Deferred tax assets and liabilities:	September 30, 2012	June 30, 2012
Net operating loss carried forward	$7,748,898	$6,668,613
Temporary differences resulting from allowances	2,421,237	2,051,326
Net deferred income tax asset	10,170,135	8,719,939
Valuation allowance	(10,170,135)	(8,719,939)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of September 30, 2012. A deferred tax liability will be recognized when the Company has undistributed earnings and no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Three months ended September 30,
	2012	2011
Computed tax at the PRC statutory rate of 25%	$(1,080,297)	$(268,660)
Valuation allowance	1,450,196	402,221
Income not subject to tax	-	(24,950)
Expenses not deductible for tax	(369,899)	13

Benefit of tax holiday	-	(54,312)
Income tax expense per books	$-	54,312

Income tax expense consists of:

	Three months ended September 30,
	2012	2011
Income tax expense for the period – PRC	$-	$54,312
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$-	$54,312

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (EPS) computations.

For the three months ended September 30, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive, however, securities represented by the 118,333 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three months ended September 30, 2011, warrants to purchase 118,333 shares of common stock at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2012:
Net (loss)	$(4,222,283)
Basic EPS (loss) available to common shareholders	$(4,222,283)	3,880,866	$(1.09)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(4,222,283)	3,880,866	$(1.09)
For the three months ended September 30, 2011:
Net (loss)	$(1,079,095)
Basic EPS (loss) available to common shareholders	$(1,079,095)	3,880,866	$(0.28)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(1,079,095)	3,880,866	$(0.28)

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

Capital Commitments

As of September 30, 2012, the Company did not have any capital commitments (June 30, 2012: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC 360, as of September 30, 2012, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the relevant year. As of September 30, 2012, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at September 30, 2012 was considered immaterial and not tested for impairment in accordance with ASC 350.

18. Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, (“ASU 2011-11”). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at September 30, 2012 and June 30, 2012, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three months ended September 30, 2012 and 2011.

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

●	“CPSL,” “Company,” “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

●	“PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company;

●	“Blessford International” are to our subsidiary Blessford International Limited, a BVI company;

●	“Shanghai Blessford” are to our subsidiary Shanghai Blessford Alloy Company Limited, a PRC company;

●	“Chengtong” are to our subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company;

●	“Tuorong” are to our subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company;

●	“China” and “PRC” are to the People’s Republic of China;

●	“BVI” are to the British Virgin Islands;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“RMB” are to Renminbi, the legal currency of China; and

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States.

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

To remodel our business to make it sustainable, we are putting in place a series of measures to cut cost and increase overall profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) streamlining production and reducing the number of workers; (4) hiring professionals and technicians to improve production management and increase quality control; (5) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products; and (6) improving working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

First Quarter Financial Performance Highlights

During the three months ended September 30, 2012, we largely reduced the production and sales of our loss-making low-carbon cold-rolled steel products as part of our strategies to streamline production, and gross loss for the three months ended September 30, 2012 decreased to $1,466,949 from $2,952,641 for the immediate prior quarter ended June 30, 2012. However, tightened credit and slowing growth in China continued to cause a slow turnover of our accounts receivable for the three months ended September 30, 2012, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended September 30, 2012, we sold a total of 7,753 tons of products, a decrease of 37,795 tons from 45,548 tons a year ago, largely due to the decrease in sales of low-carbon cold-rolled steel products mentioned above. Despite a downward trend in steel prices during the quarter, our average cost per unit sold increased 3.6% while average selling prices decreased 17.1% period-on-period, mainly due to increases in factory overhead and direct labor per unit sold as a result of the substantially reduced units sold. Decreased sales volume coupled with high costs led to a gross loss of $1,466,949 and a net loss of $4,222,283 for the three months ended September 30, 2012. Total company backlog as of September 30, 2012 was $6,558,731.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,751,689. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. We are implementing a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

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

The following are some financial highlights for the first fiscal quarter:

●	Revenues: Our revenues were approximately $6.0 million for the quarter, a decrease of 85.9% from last year.

●	Gross Margin: Gross margin was (24.6%) for the quarter, compared to 0.1% last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $4.2 million for the quarter, compared to a loss of approximately $1.0 million last year.

●	Net loss: Net loss was approximately $4.2 million for the quarter, compared to a net loss of approximately $1.1 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $1.09 for the quarter, compared to a loss per share of $0.28 last year.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2012 and 2011 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2012		2011
	Amount	% of Revenues	Amount	% of Revenues
Sales Revenues	5,956,760	100.0	42,166,843	100.0
Cost of goods sold (including depreciation and amortization)	7,423,709	124.6	42,105,073	99.9
Gross (loss)/profit	(1,466,949)	(24.6)	61,770	0.1
Selling expenses	29,273	0.5	68,304	0.2
Administrative expenses	442,615	7.4	294,076	0.7
Allowance for bad and doubtful debts	1,373,000	23.0	-	-
Depreciation and amortization expense	51,961	0.9	54,444	0.1
(Loss) from operations	(3,363,798)	(56.5)	(355,054)	(1.0)
Total other expense	(858,485)	(14.4)	(669,729)	(1.6)
(Loss) from operations before income tax	(4,222,283)	(70.9)	(1,024,783)	(2.4)
Income tax expense	—	—	54,312	0.1
Net (loss)	(4,222,283)	(70.9)	(1,079,095)	(2.6)
Basic (loss) per share	(1.09)		(0.02)
Diluted (loss) per share	(1.09)		(0.02)

Sales Revenues

Sales volume decreased by 39,795 tons, or 83.0%, period-on-period, to 7,753 tons for the three months ended September 30, 2012, from 45,548 tons for the three months ended September 30, 2011 and as a result, sales revenues decreased by $36,210,083, or 85.9%, period-on-period, to $5,956,760 for the three months ended September 30, 2012, from $42,166,843 for the three months ended September 30, 2011. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales of our low-carbon cold-rolled products in an effort to reduce the sales of these loss-making products.

Sales by Product Line

A break-down of our sales by product line for the periods ended September 30, 2012 and 2011 is as follows:

	2012			2011
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Period-on- Period Qty. Variance
Low carbon hard-rolled	1,470	1,133,619	19	261	239,887	1	1,209
Low carbon cold-rolled	3,513	2,047,911	34	37,060	33,275,228	79	(33,547)
High-carbon hot-rolled	37	13,197	<1%	2,242	2,482,929	6	(2,205)
High-carbon cold-rolled	2,838	2,545,164	43	4,339	4,316,010	10	(1,501)
Subcontracting income	(105)	9,024	<1%	1,646	1,032,321	2	(1,751)
Sales of scrap metal	-	207,845	4	-	820,468	2	-
Total	7,753	5,956,760	100	45,548	42,166,843	100	(37,795)

During the three months ended September 30, 2012, domestic sales decreased across all product categories although there was a small increase in the sales of the exported low carbon hard-rolled steel products. Low-carbon cold-rolled steel products accounted for 34% of the current sales mix at an average selling price of $583 per ton for the three months ended September 30, 2012, compared to 79% of the sales mix at an average selling price per ton of $898 for the three months ended September 30, 2011. The decrease in sales in this category during the quarter was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 19% of the current sales mix at an average selling price of $771 per ton for the three months ended September 30, 2012, compared to 1% of the sales mix at an average selling price per ton of $919 for the three months ended September 30, 2011, due to an increase in demand in the export market as a result of our more competitive selling prices in the global market during the period.  High-carbon cold-rolled steel products accounted for 43% of the current sales mix at an average selling price of $897 per ton for the three months ended September 30, 2012, compared to 10% of the sales mix at an average selling price of $995 for the three months ended September 30, 2011. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of the slowing demand for automobiles in the PRC market. Subcontracting income revenues accounted for $9,024, or less than 1%, of the sales mix for the three months ended September 30, 2012, decreased from $1,032,321, or 2%, of the sales mix for the three months ended September 30, 2011, due to reduced demand. The negative quantity was due to the return of one batch of sample products with a small sales revenue.

	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	771	919	(148)	(16.1)
Low-carbon cold-rolled	583	898	(315)	(35.1)
High-carbon hot-rolled	353	1,107	(754)	(68.1)
High-carbon cold-rolled	897	995	(98)	(9.8)
Subcontracting income	(86)	627	(713)	(113.7)

The average selling price per ton decreased to $768 for the three months ended September 30, 2012, compared to $926 in 2011, representing a decrease of $158, or 17.1%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the quarter. Average selling prices decreased across all product categories during the three months ended September 30, 2012.

Sales Breakdown by Major Customer

	2012		2011
Customers	$	% of Sales	$	% of Sales
Changshu Jiacheng Steel Plating Co., Ltd.	699,359	12	1,702,702	4
Unimax & Far Corporation	637,147	11	*	*
Shanghai Wozi Jintian Blade Co., Ltd	607,652	10	*	*
Zhejiang Zhongwei Construction Materials Co., Ltd	489,025	8	*	*
Steelforce NV	328,591	5
Shanghai Shengdejia Metal Co., Ltd.	*	*	7,505,117	18
Hangzhou Cogeneration Co., Ltd.	*	*	7,504,827	18
Shanghai Changshuo Steel Co., Ltd.	*	*	5,644,432	13
Zhejiang Yongfeng Steel Co., Ltd.	*	*	5,271,256	13
	2,761,774	46	27,628,334	66
Others	3,194,986	54	14,538,509	34
Total	5,956,760	100	42,166,843	100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 46% for the three months ended September 30, 2012, as compared to 66% in 2011. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $34,681,364, or 82.4%, period-on-period, to $7,423,709 for the three months ended September 30, 2012, from $42,105,073 for the three months ended September 30, 2011. Cost of sales represented 124.6% of sales revenues for the three months ended September 30, 2012, compared to 99.9% for the three months ended September 30, 2011. Average cost per unit sold increased to $957 for the three months ended September 30, 2012, compared to $924 for the three months ended September 30, 2011, representing an increase of $33 per ton, or 3.6%, period-on-period.

	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	4,435,761	38,457,731	(34,021,970)	(88.5)
- Direct labor	139,068	150,802	(11,734)	(7.8)
- Manufacturing overhead	2,848,880	3,496,540	(647,660)	(18.5)
	7,423,709	42,105,073	(34,681,364)	(82.4)

Cost per unit sold
Total units sold (tons)	7,753	45,548	(37,795)	(83.0)
Average cost per unit sold ($/ton)	957	924	33	3.6

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $290, or 376.6%, from $77 for the three months ended September 30, 2011, to $367 for the three months ended September 30, 2012;

●	an increase in direct labor per unit sold of $15, or 500.0%, from $3 for the three months ended September 30, 2011, to $18 for the three months ended September 30, 2012, offset by;

●	a decrease in cost of raw materials per unit sold of $272, or 32.2%, from $844 for the three months ended September 30, 2011, to $572 for the three months ended September 30, 2012.

The cost of raw materials consumed decreased by $34,021,970, or 88.5%, period-on-period, to $4,435,761 for the three months ended September 30, 2012, from $38,457,731 for the three months ended September 30, 2011. This decrease was mainly due to a substantial decrease in total units sold during the three months ended September 30, 2012.

Direct labor costs decreased by $11,734, or 7.8%, period-on-period, to $139,068 for the three months ended September 30, 2012, from $150,802 for the three months ended September 30, 2011. Manufacturing overhead costs decreased by $647,660, or 18.5%, period-on-period, to $2,848,880 for the three months ended September 30, 2012, from $3,496,540 for the three months ended September 30, 2011. The decrease was mainly attributable to the combined effect of a decrease in utilities of $384,399, or 40.4%, period-on-period, to $566,724 for the three months ended September 30, 2011, from $951,123 for the three months ended September 30, 2011, and a decrease in consumables of $149,033, or 31.7%, period-on-period, to $320,617 for the three months ended September 30, 2012, from $469,650 for the three months ended September 30, 2011.

Gross Profit

Gross profit in absolute terms decreased by $1,528,719 or 2,474.9%, period-on-period, to a gross loss of $1,466,949 for the three months ended September 30, 2012, from a gross profit of $61,770 for the three months ended September 30, 2011. Gross profit margin decreased to (24.6%) for the three months ended September 30, 2012, from 0.1% for the three months ended September 30, 2011. The decrease in gross profit margin is mainly attributable to a 17.1% period-on-period decrease in average selling prices and a 3.6% period-on-period increase in average cost per unit sold.

Selling Expenses

Selling expenses decreased by $39,031, or 57.1%, period-on-period, to $29,273 for the three months ended September 30, 2012, from $68,304 for the three months ended September 30, 2011. The decrease was mainly attributable to lower transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses increased by $148,539 or 50.5%, period-on-period, to $442,615 for the three months ended September 30, 2012, compared to $294,076 for the three months ended September 30, 2011. This was mainly due to an increase in legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $1,373,000, or 100.0%, period-on-period. Allowance recognized for the three months ended September 30, 2012 was in the amount of $1,373,000 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $3,008,744, or 847.4%, period-on-period, to a loss of $3,363,798 for the three months ended September 30, 2012, from$355,054 for the three months ended September 30, 2011, as a result of the factors discussed above.

Other Income

Other income decreased by $96, or 48.2%, to $103 for the three months ended September 30, 2012, from $199 for the three months ended September 30, 2011, due to lower interest income period-on-period.

Interest Expense

Total interest expense increased by $188,660, or 28.2%, to $858,588 for the three months ended September 30, 2012, from $669,928 for the three months ended September 30, 2011, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the three months ended September 30, 2012, we recognized no income tax expense, compared to an income tax expense of $54,312 for the three months ended September 30, 2011. The decrease of $54,312, or 100.0%, in income tax expense was a result of the net loss for the three months ended September 30, 2012.

Net Loss

Net loss increased by $3,143,188, or 291.3%, period-on-period, to $4,222,283 for the three months ended September 30, 2012, from $1,024,783 for the three months ended September 30, 2011. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2012, we had cash and cash equivalents of approximately $1.6 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Three Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$171,468	$303,740
Net cash (used in) investing activities	(7,424)	(84,886)
Net cash (used in) financing activities	-	(810,921)
Net cash flow	(7,238)	(554,701)

Operating Activities

Net cash flows provided by operating activities for the three months ended September 30, 2012 were $171,468, as compared to $303,740 provided by operating activities for the three months ended September 30, 2011, resulting in a net decrease of $132,272. This decrease was mainly due to an increase in cash outflows for inventories of $2,233,504, a decrease in cash inflow from advances from customers of $3,259,771, a decrease in cash inflows from accounts payable and accrued expenses of $1,349,576, and a decrease in cash inflow from other taxes payable of $771,130, which were offset by an increase in cash inflow from accounts receivable of $7,572,397 during the three months ended September 30, 2012.

For the three months ended September 30, 2012, sales revenues generated from the top five major customers as a percentage of total sales was 46%, as compared to 66% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the three months ended September 30, 2012 were for the purchase of additional property, plant and equipment to complement our existing production facilities.

Net cash flows used in investing activities for the three months ended September 30, 2012 were $7,424, as compared with $84,886 for the three months ended September 30, 2011. Cash flows used in investing activities substantially decreased period-on-period as majority of the construction of the additional annealing furnaces have been completed.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans.

Financing Activities

Net cash flows used in financing activities for the three months ended September 30, 2012 were $nil, as compared to $810,921 for the three months ended September 30, 2011, for a net decrease of $810,921 as the Company did not make any loan repayment during the three months ended September 30, 2012.

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

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,751,689. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets increased by $63,305, or 0.1%, period-on-period, to $115,643,144 as of September 30, 2012, from $115,579,839 as of June 30, 2012, principally as a result of an increase in inventories of $2,099,231, or 13.5%, period-on-period, offset by a decrease in accounts receivable of $1,184,793, or 2.0%, and a decrease in advances to suppliers of $420,091, or 1.1%, period-on-period.

Accounts receivable, representing 50.1% of total current assets as of September 30, 2012, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the three months ended September 30, 2012, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

The following table reflects the aging of our accounts receivable based on due date as of September 30, 2012 and June 30, 2012:

September 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,587,676	11,885,246	12,218,396	9,597,734	20,836,045	6,787,156	1,263,099
%	100	19	20	15	33	11	2

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

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

Current Liabilities

Current liabilities increased by $1,463,012, or 2.2%, period-on-period, to $68,138,888 as of September 30, 2012, from $66,675,876 as of June 30, 2012. The increase was mainly attributable to an increase in accounts payable and accrued liabilities of $529,534, or 7.8%, period-on-period, and an increase in advances from customers of $544,998, or 24.2%, period-on-period.

As of September 30, 2012, we had $27,551,689 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussion with its bank regarding the restructuring of these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the three months ended September 30, 2012, we invested $7,424 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2012, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times		$7,980,347
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times the		$19,571,342
Zentralbank Österreich AG				PBOC rate	RMB	(123,000,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$16,200,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(101,812,140)
Total						$43,751,689

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

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB,” pursuant to which the Company borrowed an aggregate of $27,551,689 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2012, debt obligations include principal repayments and interest payments:

	Payments Due By Year

Contractual obligations:	Total	Fiscal Year 2013	Fiscal Year 2014-2015	Fiscal Year 2016-2017	Fiscal Years 2018 and Beyond
Short-Term Debt Obligations	$29,452,756	$29,452,756	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$17,031,173	$17,031,173	$-	$-	$-
	$46,483,929	$46,483,929	$-	$-	$-

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures About Offsetting Assets and Liabilities, (“ASU 2011-11”). The amendments in ASU 2011-11 require entities to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (i) offset in accordance with current literature or (ii) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current literature. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends Topic 350 by establishing an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. This update allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. This standard will become effective for the Company beginning July 1, 2013. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

For the three months ended September 30, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of September 30, 2012 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended September 30, 2012, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2012, such as to contain a material misstatement.

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

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed with this Form 10-Q for China Precision Steel, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2012	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed with this Form 10-Q for China Precision Steel, Inc. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.