Form 10-Q
period 2012-12-31
China Precision Steel, Inc.
filed 2013-02-19
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 15, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Six Months Ended December 31, 2012

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2012 AND 2011

3

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	December 31, 2012	June 30, 2012
Assets
Current assets
Cash and cash equivalents		$799,887	$1,602,805
Accounts receivable
Trade, net of allowances of $13,568,723 and $3,231,613 at December 31, 2012 and June 30, 2012, respectively	5	47,789,399	59,116,931
Bills receivable		48,149	173,089
Other		1,027,119	1,117,243
Inventories	6	19,886,666	15,516,220
Prepaid expenses		262,943	668,867
Advances to suppliers, net of allowance of $4,715,706 and $4,623,323 at December 31, 2012 and June 30, 2012, respectively	7	37,096,316	37,384,684

Total current assets		106,910,479	115,579,839

Property, plant and equipment
Property, plant and equipment, net	8	64,573,675	67,752,991
Construction-in-progress	9	243,167	233,512

		64,816,842	67,986,503

Intangible assets, net	10	1,895,071	1,880,129

Goodwill		99,999	99,999

Total assets		$173,722,391	$185,546,470

Liabilities and Stockholders' Equity

Current liabilities
Short-term loans	11	$27,610,356	$27,246,477
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		6,763,808	6,772,892
Advances from customers		3,054,617	2,253,956
Other taxes payables		8,233,263	8,446,373
Current income taxes payable		5,904,112	5,756,178

Total current liabilities		67,766,156	66,675,876

Long-term loans		-	-

Stockholders' equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at December 31, 2012 and June 30, 2012, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 3,880,866 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		21,289,724	19,097,295
Retained earnings		8,977,565	24,084,353

Total stockholders’ equity		105,956,235	118,870,594

Total liabilities and stockholders' equity		$173,722,391	$185,546,470

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended December 31, 2012 and 2011

(Unaudited)

		Three Months Ended		Six Months Ended
	Notes	2012	2011	2012	2011

Sales revenues		$8,164,267	$33,662,335	$14,121,027	$75,829,178
Cost of goods sold		9,466,225	35,461,052	16,889,934	77,566,125
Gross (loss)		(1,301,958)	(1,798,717)	(2,768,907)	(1,736,947)

Operating expenses
Selling expenses		25,063	40,185	54,336	108,489
Administrative expenses		401,797	932,480	844,412	1,226,556
Allowance for bad and doubtful debts		8,786,214	-	10,159,214	-
Depreciation and amortization expense		52,050	53,993	104,011	108,437

Total operating expenses		9,265,124	1,026,658	11,161,973	1,443,482

(Loss) from operations		(10,567,082)	(2,825,375)	(13,930,880)	(3,180,429)

Other income/(expense)
Other revenues		607,654	68,872	607,757	69,071
Interest and finance costs		(925,077)	(808,650)	(1,783,665)	(1,478,578)

Total other (expense)		(317,423)	(739,778)	(1,175,908)	(1,409,507)

(Loss) from operations before income tax		(10,884,505)	(3,565,153)	(15,106,788)	(4,589,936)

Provision for income tax	14
Current		-	(27,231)	-	27,081

Total income tax (benefit)/expense		-	(27,231)	-	27,081

Net (loss)		$(10,884,505)	$(3,537,922)	$(15,106,788)	$(4,617,017)

Basic (loss) per share	15	$(2.80)	$(0.91)	$(3.89)	$(1.19)

Basic weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Diluted (loss) per share	15	$(2.80)	$(0.91)	$(3.89)	$(1.19)

Diluted weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Components of comprehensive (loss)/income:
Net (loss)		$(10,884,505)	$(3,537,922)	$(15,106,788)	$(4,617,017)
Other comprehensive income:
Foreign currency translation adjustment		909,732	1,627,491	2,192,429	3,270,655

Comprehensive (loss)		$(9,974,773)	$(1,910,431)	$(12,914,359)	$(1,346,362)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended December 31, 2012
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings	Equity

Balance at June 30, 2012	3,880,866	$3,880	$75,685,066	$19,097,295	$24,084,353	$118,870,594

Foreign currency translation adjustment	-	-	-	2,192,429	-	2,192,429
Net loss	-	-	-	-	(15,106,788)	(15,106,788)

Balance at December 31, 2012	3,880,866	$3,880	$75,685,066	$21,289,724	$8,977,565	$105,956,235

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Cash flows from operating activities
Net (loss)	$(15,106,788)	$(4,617,017)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,561,331	4,457,774
Gain on disposal of property, plant and equipment	-	(16,575)
Allowance for bad and doubtful debts	10,159,214	-
Inventory provision	-	442,383
Net changes in assets and liabilities:
Accounts receivable, net	2,477,594	(4,945,225)
Inventories	(4,060,401)	(1,104,504)
Prepaid expenses	412,031	(299,326)
Advances to suppliers	1,086,749	3,046,345
Accounts payable and accrued expenses	(139,640)	1,400,057
Advances from customers	755,623	3,601,384
Other taxes payable	(381,886)	587,656
Current income taxes	32,914	-

Net cash (used in)/provided by operating activities	(203,259)	2,552,952

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(111,583)	(298,802)
Proceeds from disposal of property, plant and equipment	-	16,575

Net cash (used in) investing activities	(111,583)	(282,227)

Cash flows from financing activities
Repayments of short-term loans	(504,269)	-
Repayments of long-term loan	-	(2,845,699)

Net cash (used in) financing activities	(504,269)	(2,845,699)

Effect of exchange rate	16,193	63,865

Net (decrease) in cash	(802,918)	(511,109)

Cash and cash equivalents, beginning of period	1,602,805	2,707,754

Cash and cash equivalents, end of period	$799,887	$2,196,645

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Description of Business

China Precision Steel, Inc. (the “Company,” “CPSL” or “we”) is a nichesteel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,446,477. Each of the banks also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of December 31, 2012 and for the periods ended December 31, 2012 and 2011 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31, 2012 and June 30, 2012, the Company had $13,568,723 and $3,231,613 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $8,786,214 and $10,159,214 recognized for the three and six months ended December 31, 2012, respectively. There was no provision for accounts receivable bad debts recognized for the three and six months ended December 31, 2011.

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

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31, 2012 and June 30, 2012, the Company had made allowances of advances to suppliers of $4,715,706 and $4,623,323, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three and six months ended December 31, 2012 and 2011, the Company capitalized $nil interest to construction-in-progress.

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

Contingent Liabilities and Contingent Assets– A contingent liability is a possible obligation that arises from past events and whose existence will only be confirmed by the occurrence or non-occurrence of one or more uncertain future events not wholly within the control of the Company. It can also be a present obligation arising from past events that is not recognized because it is not probable that outflow of economic resources will be required or the amount of obligation cannot be measured reliably.

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

Advances from Customers– Advances from customers represent advance cash receipts from customers and for which goods have not been delivered or services have not been rendered at each balance sheet date. Advances from customers for goods to be delivered or services to be rendered in the subsequent period are carried forward as deferred revenue.

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

Functional Currency and Translating Financial Statements– The Company’s principal country of operations is the PRC. Our functional currency is Chinese Renminbi; however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in stockholders’ equity.

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

At December 31 and June 30, 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2010 through 2012 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2010.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2012 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2012, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the six months ended December 31, 2012 and 2011, the Company’s pension cost charged to the statements of operations under the plan amounted to $120,632 and $137,796, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31 and June 30, 2012 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Use of Estimates– The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during six months ended December 31, 2012 and 2011 is as follows:

	2012				2011
a. Customers	$		% of sales		$		% of sales
Changshu Jiacheng Steel Plating Co., Ltd.	1,548,747		11		-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	10,658,752		14
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	10,784,576		14
Hangzhou Cogeneration Import & Export Co., Ltd.	-	*	-	*	10,463,688		14

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of total purchases during six months ended December 31, 2012 and 2011 is as follows:

	2012				2011
b. Suppliers	$		% of purchases		$		% of purchases
Shanghai Tuoda Metal Co., Ltd.	1,991,021		15		-	*	-	*
Hebei Nuojin Steel Co., Ltd.	1,624,336		12		9,549,913		14
Wuxi Hangda Trading Co., Ltd.	1,468,607		11		11,206,816		16
Zhejinag Wuchan Metal Group Co., Ltd.	1,447,043		11		-	*	-	*
Dachang Huizu Baosheng Steel Products Co., Ltd.	-	*	-	*	16,875,424		24
Shanghai Piyun Steel Co., Ltd.	-	*	-	*	11,097,669		16

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $47,789,399 and $59,116,931 as of December 31, 2012 and June 30, 2012, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $404,242 and $494,041 for the six months ended December 31, 2012 and 2011, respectively. These amounts were recognized as a loss in each respective period.

As of December 31, 2012 and June 30, 2012, inventories consisted of the following:

At cost:	December 31, 2012	June 30, 2012
Raw materials	$2,140,922	$1,711,735
Work in progress	1,351,166	1,064,229
Finished goods	10,078,873	6,409,395
Consumable items	6,719,947	6,727,183
	20,290,908	15,912,542
Less: provision	(404,242)	(396,322)
	$19,886,666	$15,516,220

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,479,439 (June 30, 2012: $6,299,566) were pledged for short-term loans totaling $19,560,716 at December 31, 2012 (June 30, 2012: $19,354,534).

7. Advances to Suppliers

Cash advances are shown net of allowances of $4,715,706 and $4,623,323 at December 31, 2012 and June 30, 2012, respectively.

Some of our suppliers are state-owned companies in the PRC or their subsidiaries. We believe that advances paid to state-owned companies are ultimately collectible because they are backed by the full faith and credit of the PRC government. As such, we generally do not provide allowances against such advances.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2012	June 30, 2012
Plant and machinery	$78,661,115	$77,064,727
Buildings	23,906,485	23,438,143
Motor vehicles	664,615	651,595
Office equipment	550,112	539,416
	103,782,327	101,693,881
Less: Accumulated depreciation	(39,208,652)	(33,940,890)
	$64,573,675	$67,752,991

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the six months ended December 31, 2012 and 2011, depreciation totaling $3,113,906 and $3,214,096, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $32,913,212 (June 30, 2012: $34,533,411) and $18,578,018(June 30, 2012: $19,514,340) were pledged for short-term loans totaling $27,610,356 and long-term loans including current portion totaling $16,200,000, respectively, at December 31, 2012 (June 30, 2012: $27,246,477 and $16,200,000, respectively).

9. Construction-In-Progress

As of December 31, 2012 and June 30, 2012, construction-in-progress consisted of the following:

	December 31, 2012	June 30, 2012
Construction costs	$243,167	$233,512

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,893,709 (June 30, 2012: $1,877,363) were pledged for short-term loans totaling $27,610,356 at December 31, 2012 (June 30, 2012: $27,246,477).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2012	June 30, 2012
Loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at December 31, 2012) per annum (Notes 6 and 8)	8,049,640	7,891,943
Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at December 31, 2012) per annum (Notes 6, 8 and 10)	19,560,716	19,354,534
	$27,610,356	$27,246,477

The above bank loans outstanding at December 31, 2012 are Renminbi (“RMB”) loans, carry an interest rate of 1.15 times the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG(“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at December 31, 2012 and 2011 was 6.9% and 7.54%, respectively. Principal and interest under the short-term loans totaling $27,610,356 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we have implemented and will continue to implement a series of measures to cut costs and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products, streamlining production and reducing the number of workers in response to lower demand, hiring professionals and technicians to improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products. The Company also made a partial repayment for its short-term loan from the deposit account held with RZB during the six months ended December 31, 2012.

12. Long-Term Loan – Current Portion

	December 31, 2012	June 30, 2012
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (5.06% at December 31, 2012) per annum (Note 8)	$16,200,000	$16,200,000

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2012	Granted	Expired or Exercised	Outstanding December 31, 2012	Expiration Date
$101.40	118,333	-0-	-0-	118,333	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Six months ended December 31,
	2012	2011
Tax savings	$-	$226,712
Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of December 31 and June 30, 2012 are as follows:

Deferred tax assets and liabilities:	December 31, 2012	June 30, 2012
Net operating loss carried forward	$6,627,236	$6,668,613
Temporary differences resulting from allowances	4,660,451	2,051,326
Net deferred income tax asset	11,287,687	8,719,939
Valuation allowance	(11,287,687)	(8,719,939)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of December 31, 2012. A deferred tax liability will be recognized when the Company has undistributed earnings and no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Six months ended December 31,
	2012	2011
Computed tax at the PRC statutory rate of 25%	$(3,896,137)	$(1,256,584)
Valuation allowance	1,286,999	1,080,253
Income not subject to tax	-	-
Expenses not deductible for tax	2,609,138	(50,381)
Overprovision	-	27,081
Benefit of tax holiday	-	226,712
Income tax expense per books	$-	27,081

Income tax expense consists of:

	Six months ended December 31,
	2012	2011
Income tax expense for the period – PRC	$-	$27,081
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$-	$27,081

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss)/earnings per share (EPS) computations.

For the three and six months ended December 31, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive, however, securities represented by the 118,333 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three and six months ended December 31, 2011, warrants to purchase 358,392 shares of common stock at an exercise price of $3.00, 1,420,000 shares at an exercise price of $8.45 and 225,600 shares at an exercise price of $7.38 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2012:
Net loss	$(10,884,505)
Basic EPS loss available to common shareholders	$(10,884,505)	3,880,866	$(2.80)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(10,884,505)	3,880,866	$(2.80)
For the three months ended December 31, 2011:
Net loss	$(3.537,922)
Basic EPS loss available to common shareholders	$(3,537,922)	3,880,866	$(0.91)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(3,537,922)	3,880,866	$(0.91)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2012:
Net loss	$(15,106,788)
Basic EPS loss available to common shareholders	$(15,106,788)	3,880,866	$(3.89)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(15,106,788)	3,880,866	$(3.89)
For the six months ended December 31, 2011:
Net loss	$(4,617,017)
Basic EPS income available to common shareholders	$(4,617,017)	3,880,866	$(1.19)
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$(4,617,017)	3,880,866	$(1.19)

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

Capital Commitments

As of December 31, 2012, the Company did not have any capital commitments (June 30, 2012: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC 360, as of December 31, 2012, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the relevant year. As of December 31, 2012, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at December 31, 2012 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

In October 2012, the FASB issued accounting guidance covering a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at December 31, 2012 and June 30, 2012, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months ended December 31, 2012 and 2011.

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

We produce and sell precision ultra-thin and high strength cold-rolled steel products ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of medium and high-carbon hot-rolled steel strips not exceeding 7.5 mm thickness. Our process puts hot-rolled de-scaled (pickled) steel coils through a cold-rolling mill, utilizing our patented systems and high technology reduction processing procedures, to make steel coils and sheets in customized thicknesses according to customer specifications. Currently, our precision products are mainly used in the manufacture of automobile parts and components, steel roofing, plane friction discs, appliances, food packaging materials, saw blades, textile needles, and micro electronics.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to cut cost and increase overall profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) streamlining production and reducing the number of workers; (4) hiring professionals and technicians to improve production management and increase quality control; (5) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products; and (6) improving working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

Second Quarter Financial Performance Highlights

During the three months ended December 31, 2012, similar to the first fiscal quarter, we largely reduced the production and sales of our loss-making low-carbon cold-rolled steel products as part of our strategies to streamline production, and gross loss for the three months ended December 31, 2012 decreased to $1,301,958 from $1,466,949 for the immediate prior quarter ended September 30, 2012. However, tightened credit and slowing growth in China continued to cause a slow turnover of our accounts receivable for the three months ended December 31, 2012, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended December 31, 2012, we sold a total of 10,705 tons of products, a decrease of 29,202 tons from 39,907 tons a year ago, largely due to the decrease in sales of low-carbon cold-rolled steel products mentioned above. Our average cost per unit sold decreased 0.6% while average selling prices decreased 9.6% period-on-period, mainly due to increases in factory overhead and direct labor per unit sold as a result of the substantially reduced units sold. Decreased sales volume coupled with high costs led to a gross loss of $1,301,958 and a net loss of $10,884,505 for the three months ended December 31, 2012. Total company backlog as of December 31, 2012 was $6,417,455.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,446,477. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Each of the banks also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company has suffered a very significant loss in the period ended December 31, 2012. Operating cash flows have been adversely impacted by the slow turnover of our accounts receivable and although the Company has been renegotiating with its major suppliers to get a partial refund of our advances to suppliers, to date we have yet to receive any substantial refund due to the credit crunch in the Chinese steel industry. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the second fiscal quarter:

●	Revenues: Our revenues were approximately $8.2 million for the quarter, a decrease of 75.7% from last year.

●	Gross Margin: Gross margin was (15.9%) for the quarter, compared to (5.3%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $10.9 million for the quarter, compared to a loss of approximately $3.5 million last year.

●	Net loss: Net loss was approximately $10.9 million for the quarter, compared to a net loss of approximately $3.5 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $2.80 for the quarter, compared to a loss per share of $0.91 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Six Months Ended December 31, 2012 and 2011

	Three Months Ended December 31,				Six Months Ended December 31,
	2012		2011		2012		2011
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$8,164,267	100.0	$33,662,335	100.0	$14,121,027	100.0	$75,829,178	100.0
Cost of sales (including depreciation and amortization)	9,466,225	115.9	35,461,052	105.3	16,889,934	119.6	77,566,125	102.3
Gross (loss)	(1,301,958)	(15.9)	(1,798,717)	(5.3)	(2,768,907)	(19.6)	(1,736,947)	(2.3)
Selling and marketing expenses	25,063	0.3	40,185	0.1	54,336	0.4	108,489	0.1
Administrative expenses	401,797	4.9	932,480	2.8	844,412	6.0	1,226,556	1.6
Allowance for bad and doubtful debts	8,786,214	107.6	-	0.0	10,159,214	71.9	-	0.0
Depreciation and amortization expense	52,050	0.6	53,993	0.2	104,011	0.7	108,437	0.1
Total operating expenses	9,265,124	113.5	1,026,658	3.0	11,161,973	79.0	1,443,482	1.9
(Loss) from operations	(10,567,082)	(129.4)	(2,825,375)	(8.4)	(13,930,880)	(98.7)	(3,180,429)	(4.2)	_
Other revenues	607,654	7.4	68,872	0.2	607,757	4.3	69,071	0.1
Interest and finance costs	(925,077)	(11.3)	(808,650)	(2.4)	(1,783,665)	(12.6)	(1,478,578)	(1.9)
Total other (expense)	(317,423)	(3.9)	(739,778)	(2.2)	(1,175,908)	(8.3)	(1,409,507)	(1.9)
(Loss) before income taxes	(10,884,505)	(133.3)	(3,565,153)	(10.6)	(15,106,788)	(107.0)	(4,589,936)	(6.1)
Income tax (benefit)/expense	-	-	(27,231)	(0.1)	-	-	27,081	>0.1
Net (loss)	$(10,884,505)	(133.5)	$(3,537,922)	(10.5)	$(15,106,788)	(107.0)	$(4,617,017)	(6.1)
Basic (loss) per share	$(2.80)		$(0.91)		$(3.89)		$(1.19)
Diluted (loss) per share	$(2.80)		$(0.91)		$(3.89)		$(1.19)

Sales Revenues.

Sales volume decreased by 29,202 tons, or 73.2%, period-on-period, to 10,705 tons for the three months ended December 31, 2012, from 39,907 tons for the three months ended December 31, 2011 and as a result, sales revenues decreased by $25,498,068, or 75.7%, period-on-period, to $8,164,267 for the three months ended December 31, 2012, from $33,662,335 for the three months ended December 31, 2011. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales of our low-carbon cold-rolled products in an effort to reduce the sales of these loss-making products.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2012 and 2011 is as follows:

	Three Months ended December 31,
	2012			2011			Year-on-
	Quantity		% of	Quantity		% of	Year Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	1,202	842,901	10	6,492	4,767,830	14	(5,290)
Low-carbon cold-rolled	5,840	4,513,375	55	26,671	21,235,838	63	(20,831)
High-carbon hot-rolled	142	104,472	1	935	1,043,308	3	(793)
High-carbon cold-rolled	2,909	2,544,079	31	5,513	6,087,955	18	(2,604)
Subcontracting income	612	31,768	1	296	33,694	<1	316
Sales of scrap metal	-	127,672	2	-	493,710	1	-
Total	10,705	8,164,267	100	39,907	33,662,335	100	(29,202)

During the three months ended December 31, 2012, domestic sales decreased across all product categories. Low-carbon cold-rolled steel products accounted for 55% of the current sales mix at an average selling price of $773 per ton for the three months ended December 31, 2012, compared to 63% of the sales mix at an average selling price per ton of $796 for the three months ended December 31, 2011. The decrease in sales in this category during the quarter was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 10% of the current sales mix at an average selling price of $701 per ton for the three months ended December 31, 2012, compared to 14% of the sales mix at an average selling price per ton of $734 for the three months ended December 31, 2011, due to a decrease in demand in the export market during the period. High-carbon cold-rolled steel products accounted for 31% of the current sales mix at an average selling price of $875 per ton for the three months ended December 31, 2012, compared to 18% of the sales mix at an average selling price of $1,104 for the three months ended December 31, 2011. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of the slowing demand for automobiles in the PRC market. Subcontracting income revenues accounted for $31,678 or 1% of the sales mix for the three months ended December 31, 2012, a slight decrease from $33,694 for the three months ended December 31, 2011, due to reduced demand.

	Three Months ended December 31,
	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	701	734	(33)	(4)
Low-carbon cold-rolled	773	796	(23)	(3)
High-carbon hot-rolled	736	1,116	(380)	(34)
High-carbon cold-rolled	875	1,104	(229)	(21)
Subcontracting income	52	114	(62)	(54)

The average selling price per ton decreased to $763 for the three months ended December 31, 2012, compared to $844 last year, representing a decrease of $81, or 9.6%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the quarter. Average selling prices decreased across all product categories during the three months ended December 31, 2012.

Sales Breakdown by Major Customer

	2012				2011
Customers	$		% of Sales		$		% of Sales
Shanghai Bayou Co., Ltd.	963,918		12		-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd.	857,380		11		3,116,965		9
Changshu Jiacheng Steel Plating Co., Ltd.	843,656		10		2,722,828		8
Shanghai Changshuo Steel Co., Ltd.	763,178		9		5,112,565		15
Shanghai Wozi Jintian Blade Co., Ltd.	529,399		6		-	*
Hangzhou Cogeneration Import & Export Co., Ltd.	-	*	-	*	2,922,193		9

Steelforce Group N.V.	-	*	-	*	2,783,641		8
	3,957,531		48		16,658,192		49
Others	4,206,736		52		17,004,143		51
Total	8,164,267		100		33,662,335		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 48% for the three months ended December 31, 2012, as compared to 49% in 2011. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold.

Cost of sales decreased by $25,994,827, or 73.3%, period-on-period, to $9,466,225 for the three months ended December 31, 2012, from $35,461,052 for the three months ended December 31, 2011. Cost of sales represented 115.9% of sales revenues for the three months ended December 31, 2012, compared to 105.3% for the three months ended December 31, 2011. Average cost per unit sold decreased to $884 for the three months ended December 31, 2012, compared to $889 for the three months ended December 31, 2011, representing a decrease of $5 per ton, or 0.6%, period-on-period.

	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	7,438,121	32,385,680	(24,947,559)	(77.0)
- Direct labor	107,895	145,048	(37,153)	(25.6)
- Manufacturing overhead	1,920,209	2,930,324	(1,010,115)	(34.5)
	9,466,225	35,461,052	(25,994,827)	(73.3)

Cost per unit sold
Total units sold (tons)	10,705	39,907	(29,202)	(73.2)
Average cost per unit sold ($/ton)	884	889	(5)	(0.6)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $106, or 145.2%, from $73 for the three months ended December 31, 2011, to $179 for the three months ended December 31, 2012;

●	an increase in direct labor per unit sold of $6, or 150.0%, from $4 for the three months ended December 31, 2011, to $10 for the three months ended December 31, 2012, offset by;

●	a decrease in cost of raw materials per unit sold of $117, or 14.4%, from $812 for the three months ended December 31, 2011, to $695 for the three months ended December 31, 2012.

The cost of raw materials consumed decreased by $24,947,559, or 77.0%, period-on-period, to $7,438,121 for the three months ended December 31, 2012, from $32,385,680 for the three months ended December 31, 2011. This decrease was mainly due to a substantial decrease in total units sold during the three months ended December 31, 2012.

Direct labor costs decreased by $37,153, or 25.6%, period-on-period, to $107,895 for the three months ended December 31, 2012, from $145,048 for the three months ended December 31, 2011. Manufacturing overhead costs decreased by $1,010,115, or 34.5%, period-on-period, to $1,920,209for the three months ended December 31, 2012, from $2,930,324 for the three months ended December 31, 2011. The decrease was mainly attributable to the combined effect of a decrease in utilities of $501,657, or 63.3%, period-on-period, to $291,260 for the three months ended December 31, 2012, from $792,917 for the three months ended December 31, 2011, and a decrease in consumables of $216,141, or 48.6%, period-on-period, to $228,772 for the three months ended December 31, 2012, from $444,913 for the three months ended December 31, 2011.

Gross Profit

Gross profit in absolute terms increased by $496,759 or 27.6%, period-on-period, to a gross loss of $1,301,958 for the three months ended December 31, 2012, from a gross loss of $1,798,717 for the three months ended December 31, 2011. Gross profit margin decreased to (15.9%) for the three months ended December 31, 2012, from (5.3%) for the three months ended December 31, 2011. The decrease in gross profit margin is mainly attributable to a 9.6% period-on-period decrease in average selling prices.

Selling Expenses

Selling expenses decreased by $15,122, or 37.6%, period-on-period, to $25,063 for the three months ended December 31, 2012, from $40,185 for the three months ended December 31, 2011. The decrease was mainly attributable to lower transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses decreased by $530,683 or 56.9%, period-on-period, to $401,797 for the three months ended December 31, 2012, compared to $932,480 for the three months ended December 31, 2011. This was mainly due to a decrease in traveling expenses associated with attendance of investment conferences and legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $8,786,214, or 100.0%, period-on-period. Allowance recognized for the three months ended December 31, 2012 was in the amount of $8,786,214 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $7,741,707, or 274%, period-on-period, to a loss of $10,567,082 for the three months ended December 31, 2012, from $2,825,375 for the three months ended December 31, 2011, as a result of the factors discussed above.

Other Income

Other income increased by $538,782, or 782.3%, to $607,654 for the three months ended December 31, 2012, from $68,872 for the three months ended December 31, 2011.

Interest Expense

Total interest expense increased by $116,427, or 14.4%, to $925,077 for the three months ended December 31, 2012, from $808,650 for the three months ended December 31, 2011, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the three months ended December 31, 2012, we recognized no income tax expense, compared to an income tax benefit of $27,231 for the three months ended December 31, 2011. The increase of $27,231, or 100.0%, in income tax expense was a result of the net loss for the three months ended December 31, 2012.

Net Loss

Net loss increased by $7,346,583, or 207.7%, period-on-period, to $10,884,505 for the three months ended December 31, 2012, from $3,537,922 for the three months ended December 31, 2011. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Comparison of Six Months Ended December 31, 2012 and 2011

Sales Revenues.

Sales volume decreased by 66,997 tons, or 78.4%, period-on-period, to 18,458 tons for the six months ended December 31, 2012, from 85,455 tons for the six months ended December 31, 2011 and as a result, sales revenues decreased by $61,708,151, or 81.4%, period-on-period, to $14,121,027 for the six months ended December 31, 2012, from $75,829,178 for the six months ended December 31, 2011. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales of our low-carbon cold-rolled products in an effort to reduce the sales of these loss-making products.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2012 and 2011 is as follows:

	Six Months ended December 31,
	2012			2011			Year-on-
	Quantity		% of	Quantity		% of	Year Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	2,672	1,976,520	14	6,753	5,007,717	6	(4,081)
Low-carbon cold-rolled	9,353	6,561,286	47	63,731	54,511,066	72	(54,378)
High-carbon hot-rolled	179	117,669	1	3,177	3,526,237	5	(2,998)
High-carbon cold-rolled	5,747	5,089,243	36	9,852	10,403,965	14	(4,105)
Subcontracting income	507	40,792	<1	1,942	1,066,015	1	(1,435)
Sales of scrap metal	-	335,517	2	-	1,314,178	2	-
Total	18,458	14,121,027	100	85,455	75,829,178	100	(66,997)

During the six months ended December 31, 2012, domestic sales decreased across all product categories. Low-carbon cold-rolled steel products accounted for 47% of the current sales mix at an average selling price of $702 per ton for the six months ended December 31, 2012, compared to 72% of the sales mix at an average selling price per ton of $855 for the six months ended December 31, 2011. The decrease in sales in this category during the six months was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 14% of the current sales mix at an average selling price of $740 per ton for the six months ended December 31, 2012, compared to 6% of the sales mix at an average selling price per ton of $742 for the six months ended December 31, 2011, due to an decrease in demand in the export market during the period. High-carbon cold-rolled steel products accounted for 36% of the current sales mix at an average selling price of $886 per ton for the six months ended December 31, 2012, compared to 14% of the sales mix at an average selling price of $1,056 for the six months ended December 31, 2011. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of the slowing demand for automobiles in the PRC market. Subcontracting income revenues accounted for $40,792, or less than 1% of the sales mix for the six months ended December 31, 2012, a decrease from $1,066,015, or 1%, of the sales mix for the six months ended December 31, 2011, due to reduced demand.

	Six Months ended December 31,
	2012	2011	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	740	742	(2)	<(1)
Low-carbon cold-rolled	702	855	(153)	(18)
High-carbon hot-rolled	657	1,110	(453)	(41)
High-carbon cold-rolled	886	1,056	(170)	(16)
Subcontracting income	80	549	(469)	(85)

The average selling price per ton decreased to $765 for the six months ended December 31, 2012, compared to $887 last year, representing a decrease of $122, or 13.8%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the six months. Average selling prices decreased across all product categories during the six months ended December 31, 2012.

Sales Breakdown by Major Customer

	2012				2011
Customers	$		% of Sales		$		% of Sales
Changshu Jiacheng Steel Plating Co., Ltd.	1,548,787		11		4,433,849		6
Unimax & Far Corporation	1,065,676		8		-	*	-	*
Shanghai Bayou Co., Ltd.	963,918		7		-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd.	857,380		6		10,658,752		14
Shanghai Wozi Jintian Blade Co., Ltd.	1,142,067		8		-	*	-	*
Hangzhou Cogeneration Import & Export Co., Ltd.	-	*	-	*	10,463,688		14
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	10,784,576		14
Zhejiang YongFeng Steel Co., Ltd.	-	*	-	*	6,427,465		8
	5,577,828		40		42,768,330		56
Others	8,543,199		60		33,060,848		44
Total	14,121,027		100		75,829,178		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 40% for the six months ended December 31, 2012, as compared to 56% in 2011. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold.

Cost of sales decreased by $60,676,191, or 78.2%, period-on-period, to $16,889,934 for the six months ended December 31, 2012, from $77,566,125 for the six months ended December 31, 2011. Cost of sales represented 119.6% of sales revenues for the six months ended December 31, 2012, compared to 102.3% for the six months ended December 31, 2011. Average cost per unit sold increased to $915 for the six months ended December 31, 2012, compared to $908 for the six months ended December 31, 2011, representing an increase of $7 per ton, or 0.8%, period-on-period.

	2012	2011	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	11,873,882	70,843,411	(58,969,529)	(83.2)
- Direct labor	246,963	295,850	(48,887)	(16.5)
- Manufacturing overhead	4,769,089	6,426,864	(1,657,775)	(25.8)
	16,889,934	77,566,125	(60,676,191)	(78.2)
Cost per unit sold
Total units sold (tons)	18,458	85,455	(66,997)	(78.4)
Average cost per unit sold ($/ton)	915	908	7	0.8

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $183, or 244.0%, from $75 for the six months ended December 31, 2011, to $258 for the six months ended December 31, 2012;

●	an increase in direct labor per unit sold of $10 or 333.3%, from $3 for the six months ended December 31, 2011, to $13 for the six months ended December 31, 2012, offset by;

●	a decrease in cost of raw materials per unit sold of $186, or 22.4%, from $829 for the six months ended December 31, 2011, to $643 for the six months ended December 31, 2012.

The cost of raw materials consumed decreased by $58,969,529, or 83.2%, period-on-period, to $11,873,882 for the six months ended December 31, 2012, from $70,843,411 for the six months ended December 31, 2011. This decrease was mainly due to a substantial decrease in total units sold during the six months ended December 31, 2012.

Direct labor costs decreased by $48,887, or 16.5%, period-on-period, to $246,963 for the six months ended December 31, 2012, from $295,850 for the six months ended December 31, 2011. Manufacturing overhead costs decreased by $1,657,775, or 25.8%, period-on-period, to $4,769,089for the six months ended December 31, 2012, from $6,426,864 for the six months ended December 31, 2011. The decrease was mainly attributable to the combined effect of a decrease in utilities of $886,056, or 50.8%, period-on-period, to $857,984 for the six months ended December 31, 2012, from $1,744,040 for the six months ended December 31, 2011, and a decrease in consumables of $365,174, or 39.9%, period-on-period, to $549,389 for the six months ended December 31, 2012, from $914,563 for the six months ended December 31, 2011.

Gross Profit

Gross profit in absolute terms decreased by $1,031,960 or 59.4%, period-on-period, to a gross loss of $2,768,907 for the six months ended December 31, 2012, from a gross loss of $1,736,947 for the six months ended December 31, 2011. Gross profit margin decreased to (19.6%) for the six months ended December 31, 2012, from (2.3%) for the six months ended December 31, 2011. The decrease in gross profit margin is mainly attributable to a 13.8% period-on-period decrease in average selling prices.

Selling Expenses

Selling expenses decreased by $54,153, or 49.9%, period-on-period, to $54,336 for the six months ended December 31, 2012, from $108,489 for the six months ended December 31, 2011. The decrease was mainly attributable to lower transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses decreased by $382,144 or 31.2%, period-on-period, to $844,412 for the six months ended December 31, 2012, compared to $1,226,556 for the six months ended December 31, 2011. This was mainly due to a decrease in traveling expenses associated with attendance of investment conferences and legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $10,159,214, or 100.0%, period-on-period. Allowance recognized for the six months ended December 31, 2012 was in the amount of $10,159,214 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $10,750,451, or 338.0%, period-on-period, to a loss of $13,930,880 for the six months ended December 31, 2012, from $3,180,429 for the six months ended December 31, 2011, as a result of the factors discussed above.

Other Income

Other income increased by $538,686, or 779.9%, to $607,757 for the six months ended December 31, 2012, from $69,071 for the six months ended December 31, 2011.

Interest Expense

Total interest expense increased by $305,087, or 20.6%, to $1,783,665 for the six months ended December 31, 2012, from $1,478,578 for the six months ended December 31, 2011, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the six months ended December 31, 2012, we recognized no income tax expense, compared to an income tax expense of $27,081 for the six months ended December 31, 2011. The decrease of $27,081, or 100.0%, in income tax expense was a result of the net loss for the six months ended December 31, 2012.

Net Loss

Net loss increased by $10,489,771, or 227.2%, period-on-period, to $15,106,788 for the six months ended December 31, 2012, from $4,617,017 for the six months ended December 31, 2011. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2012, we had cash and cash equivalents of approximately $0.8 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Six Months Ended December 31
	2012	2011
Net cash (used in) provided by operating activities	$(203,259)	$2,552,952
Net cash (used in) investing activities	(111,583)	(282,227)
Net cash (used in) financing activities	(504,269)	(2,845,699)
Net cash flow	(802,918)	(511,109)

Operating Activities

Net cash flows used in operating activities for the six months ended December 31, 2012 were $203,259, as compared to $2,552,952 provided by operating activities for the six months ended December 31, 2011, resulting in a net decrease of $2,756,211. This decrease was mainly due to an increase in cash outflows for inventories of $2,955,897, a decrease in cash inflow from advances from customers of $2,845,761, a decrease in cash inflows from accounts payable and accrued expenses of $1,539,697, and a decrease in cash inflow from other taxes payable of $969,542, which were offset by an increase in cash inflow from accounts receivable of $7,422,819 during the six months ended December 31, 2012.

For the six months ended December 31, 2012, sales revenues generated from the top five major customers as a percentage of total sales was 40%, as compared to 56% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the three months ended December 31, 2012 were for the purchase of additional property, plant and equipment to complement our existing production facilities.

Net cash flows used in investing activities for the six months ended December 31, 2012 were $111,583, as compared with $282,227 for the six months ended December 31, 2011. Cash flows used in investing activities decreased period-on-period as majority of the construction of the additional annealing furnaces have been completed.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans.

Financing Activities

Net cash flows used in financing activities for the six months ended December 31, 2012 were $504,269, as compared to $2,845,699 for the six months ended December 31, 2011, for a net decrease of $2,341,430. The Company made a partial repayment for its short-term loan from the deposit account held with RaiffeisenZentral bank Österreich AG (“RZB”) during the six months ended December 31, 2012 and did not make any repayment for its long-term loan as it did during the six months ended December 31, 2011.

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

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,810,356. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Going Concern

Historically, we have funded our operations and expansion expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. As discussed above, the Company defaulted on the repayment obligations of its bank loans and the restructuring of these loans has not yet been agreed on. We also expect the tightened credit and slowing growth in China to continue to cause a slow turnover of our accounts receivable and have a negative impact on our operating cash flows in the next six months. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Current Assets

Current assets decreased by $8,669,360, or 7.5%, period-on-period, to $106,910,479 as of December 31, 2012, from $115,579,839 as of June 30, 2012, principally as a result of a decrease in accounts receivable of $11,327,532, or 19.2%, period-on-period, offset by an increase in inventories of $4,370,446, or 28.2%, period-on-period.

Accounts receivable, representing 44.7% of total current assets as of December 31, 2012, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the six months ended December 31, 2012, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

Although we expect the tightened credit and slowing growth in China to continue to cause a slow turnover of our accounts receivable in the next six months, management will review its collection practices and negotiate payment terms with our customers to accelerate the collection of our accounts receivable.

The following table reflects the aging of our accounts receivable based on due date as of December 31, 2012 and June 30, 2012:

December 31, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	61,358,122	5,309,057	176,799	7,158,846	22,844,402	24,598,293	1,270,725
%	100	9	>1	12	37	40	2

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

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

Current Liabilities

Current liabilities increased by $1,090,280, or 1.6%, period-on-period, to $67,766,156 as of December 31, 2012, from $66,675,876 as of June 30, 2012. The increase was mainly attributable to an increase in advances from customers of $800,661, or 35.5%, period-on-period.

As of December 31, 2012, we had $27,610,356 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussion with its bank regarding the restructuring of these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the six months ended December 31, 2012, we invested $111,583 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2012, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times		$8,049,640
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times the		$19,560,716
Zentralbank Österreich AG				PBOC rate	RMB	(121,875,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$16,200,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(100,935,720)
Total						$43,810,356

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company has defaulted on this repayment obligation since the June 15, 2012 installment. The Company is currently in discussions with DEG regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement. DEG may also take possession of the collateral granted in connection with their respective loan agreements, which would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG or otherwise fulfill its obligations under the loan.

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB,” pursuant to which the Company borrowed an aggregate of $27,610,356 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2012, debt obligations include principal repayments and interest payments:

	Payments Due By Year

Contractual obligations:	Total	Fiscal Year 2013	Fiscal Year 2014-2015	Fiscal Year 2016-2017	Fiscal Years 2018 and Beyond
Short-Term Debt Obligations	$29,515,471	$29,515,471	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$17,031,173	$17,031,173	$-	$-	$-
	$46,546,644	$46,546,644	$-	$-	$-

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

In October 2012, the FASB issued accounting guidance covering a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15,2012. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

For the six months ended December 31, 2012, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of December 31, 2012 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended December 31, 2012, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended December 31, 2012, such as to contain a material misstatement.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed Herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2013	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

