Form 10-Q
period 2013-03-31
China Precision Steel, Inc.
filed 2013-05-15
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Nine Months Ended March 31, 2013

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012

3

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	March 31, 2013	June 30, 2012

Assets
Current assets
Cash and cash equivalents		$162,273	$1,602,805
Accounts receivable
Trade, net of allowances of $23,320,482 and $3,231,613 at March 31, 2013 and June 30, 2012, respectively		38,473,081	59,116,931
Bills receivable		25,256	173,089
Other		936,795	1,117,243
Inventories	6	20,559,566	15,516,220
Prepaid expenses		582,129	668,867
Advances to suppliers, net of allowance of $4,726,554 and $4,623,323 at March 31, 2013 and June 30, 2012, respectively	7	37,858,418	37,384,684

Total current assets		98,597,518	115,579,839

Property, plant and equipment
Property, plant and equipment, net	8	62,419,482	67,752,991
Construction-in-progress	9	245,692	233,512

		62,665,174	67,986,503

Intangible assets, net	10	1,890,829	1,880,129

Goodwill		99,999	99,999

Total assets		$163,253,520	$185,546,470

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	11	$27,673,871	$27,246,477
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		9,989,856	6,772,892
Advances from customers		2,746,107	2,253,956
Other taxes payables		8,088,623	8,446,373
Current income taxes payable		5,917,694	5,756,178

Total current liabilities		70,616,151	66,675,876

Long-term loans	12	-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at March 31, 2013 and June 30, 2012, respectively	13	-	-
Common stock: $0.001 par value, 62,000,000 shares authorized, 3,880,866 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		21,458,253	19,097,295
Retained (deficit)/earnings		(4,509,830)	24,084,353

Total stockholders’ equity		92,637,369	118,870,594

Total liabilities and stockholders’ equity		$163,253,520	$185,546,470

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended March 31, 2013 and 2012

(Unaudited)

		Three Months Ended		Nine Months Ended
	Notes	2013	2012	2013	2012

Sales revenues		$8,563,497	$29,494,865	$22,684,524	$105,324,043
Cost of goods sold		10,938,804	30,612,073	27,828,738	108,178,198
Gross (loss)		(2,375,307)	(1,117,208)	(5,144,214)	(2,854,155)

Operating expenses
Selling expenses		31,901	63,734	86,237	172,223
Administrative expenses		576,091	781,221	1,420,503	2,007,777
Allowance for bad and doubtful debts		9,665,828	522,118	19,825,042	522,118
Depreciation and amortization expense		51,742	54,173	155,753	162,610

Total operating expenses		10,325,562	1,421,246	21,487,535	2,864,728

(Loss) from operations		(12,700,869)	(2,538,454)	(26,631,749)	(5,718,883)

Other income/(expense)
Other revenues		70,743	20,434	678,500	89,505
Interest and finance costs		(857,269)	(794,895)	(2,640,934)	(2,273,473)

Total other (expense)		(786,526)	(774,461)	(1,962,434)	(2,183,968)

(Loss) from operations before income tax		(13,487,395)	(3,312,915)	(28,594,183)	(7,902,851)

Provision for income tax	14
Current		-	108	-	27,189

Total income tax expense		-	108	-	27,189

Net (loss)		$(13,487,395)	$(3,313,023)	$(28,594,183)	$(7,930,040)

Basic (loss) per share	15	$(3.48)	$(0.85)	$(7.37)	$(2.04)

Basic weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Diluted (loss) per share	15	$(3.48)	$(0.85)	$(7.37)	$(2.04)

Diluted weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Components of comprehensive (loss)/income:
Net (loss)		$(13,487,395)	$(3,313,023)	$(28,594,183)	$(7,930,040)
Other comprehensive income:
Foreign currency translation adjustment		168,529	185,979	2,360,958	3,456,634

Comprehensive (loss)		$(13,318,866)	$(3,127,044)	$(26,233,225)	$(4,473,406)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2013

(Unaudited)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Stockholders’
	Share	Amount	Capital	Income	Earnings/(deficit)	Equity
Balance at June 30, 2012	3,880,866	$3,880	$75,685,066	$19,097,295	$24,084,353	$118,870,594

Foreign currency translation adjustment	-	-	-	2,360,958	-	2,360,958
Net loss	-	-	-	-	(28,594,183)	(28,594,183)

Balance at March 31, 2013	3,880,866	$3,880	$75,685,066	$21,458,253	$(4,509,830)	$92,637,369

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2013 and 2012

	2013	2012

Cash flows from operating activities
Net (loss)	$(28,594,183)	$(7,930,040)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,876,606	6,763,799
Gain on disposal of property, plant and equipment	-	(36,945)
Allowance for bad and doubtful debts	19,825,042	522,118
Inventory provision	-	636,405
Net changes in assets and liabilities:
Accounts receivable	2,304,215	(3,448,433)
Inventories	(4,696,893)	(3,416,954)
Prepaid expenses	94,093	(86,378)
Advances to suppliers	412,483	2,365,370
Accounts payable and accrued expenses	3,071,081	3,343,901
Advances from customers	441,823	4,088,100
Other taxes payable	(546,344)	(144,398)
Current income taxes	32,989	-

Net cash (used in)/provided by operating activities	(779,088)	2,656,545

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(120,079)	(365,568)
Purchases of intangible assets	(2,724)	-
Proceeds from disposal of property, plant and equipment	-	55,933

Net cash (used in) investing activities	(122,803)	(309,635)

Cash flows from financing activities
Repayments of short-term loans	(542,696)	-
Repayments of long-term loan	-	(2,874,740)

Net cash (used in) financing activities	(542,696)	(2,874,740)

Effect of exchange rate	4,055	64,685

Net (decrease) in cash	(1,440,532)	(463,145)

Cash and cash equivalents, beginning of period	1,602,805	2,707,754

Cash and cash equivalents, end of period	$162,273	$2,244,609

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

1. Description of Business

China Precision Steel, Inc. (the “Company,” “CPSL” or “we”) is a steel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,873,871. Each of the banks also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of March 31, 2013 and for the periods ended March 31, 2013 and 2012 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the nine months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2013.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2013 and June 30, 2012, the Company had $23,320,482 and $3,231,613 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $9,665,828 and $19,825,042 recognized for the three and nine months ended March 31, 2013, respectively. There was a provision for accounts receivable bad debts of $522,118 recognized for the three and nine months ended March 31, 2012.

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

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of March 31, 2013 and June 30, 2012, the Company had made allowances of advances to suppliers of $4,726,554 and $4,623,323, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three and nine months ended March 31, 2013 and 2012, the Company capitalized $nil interest to construction-in-progress.

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

At March 31, 2013 and June 30, 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

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

Despite these changes, the EIT Law gives the FIEs established before March 16, 2007 (“Old FIEs”) a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments, commonly referred to as “tax holidays”, until these holidays expire. As an Old FIE, Chengtong’s tax holiday of a 50% reduction in the 25% statutory rates expired on December 31, 2008. Shanghai Blessford’s full tax exemption from the enterprise income tax expired on December 31, 2009, and its 50% income tax reduction for the three subsequent years expired on December 31, 2012. Both Chengtong and Shanghai Blessford are currently subject to the 25% statutory rates. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization’s business, fiscal condition and current operations in China.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the nine months ended March 31, 2013 and 2012, the Company’s pension cost charged to the statements of operations under the plan amounted to $182,303 and $199,975, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2013 and June 30, 2012 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during nine months ended March 31, 2013 and 2012 is as follows:

	2013				2012
a. Customers	$		% of sales		$	% of sales
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	14,107,630	13
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	12,068,785	11
Hangzhou Cogeneration Import & Export Co., Ltd.	-	*	-	*	11,204,723	11

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of total purchases during nine months ended March 31, 2013 and 2012 is as follows:

	2013				2012
b. Suppliers	$		% of purchases		$		% of purchases
Wuxi Hangda Trading Co., Ltd.	2,439,776		12		13,530,357		14
Shanghai Tuoda Metal Co., Ltd.	1,998,539		11		-	*	-	*
Hebei Nuojin Steel Co., Ltd.	-	*	-	*	22,800,704		24
Dachang Huizu Baosheng Steel Products Co., Ltd.	-	*	-	*	21,403,015		23
Shanghai Piyun Steel Co., Ltd.	-	*	-	*	11,142,163		12

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $38,473,081 and $59,116,931 as of March 31, 2013 and June 30, 2012, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $nil and $642,884 for the nine months ended March 31, 2013 and 2012, respectively. These amounts were recognized as a loss in each respective period.

As of March 31, 2013 and June 30, 2012, inventories consisted of the following:

At cost:	March 31, 2013	June 30, 2012
Raw materials	$2,992,788	$1,711,735
Work in progress	2,138,399	1,064,229
Finished goods	9,355,802	6,409,395
Consumable items	6,477,749	6,727,183
	20,964,738	15,912,542
Less: provision	(405,172)	(396,322)
	$20,559,566	$15,516,220

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,029,769 (June 30, 2012: $6,299,566) were pledged for short-term loans totaling $19,605,714 at March 31, 2013 (June 30, 2012: $19,354,534).

7. Advances to Suppliers

Cash advances are shown net of allowances of $4,726,554 and $4,623,323 at March 31, 2013 and June 30, 2012, respectively.

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2013	June 30, 2012
Plant and machinery	$78,848,255	$77,064,727
Buildings	23,961,479	23,438,143
Motor vehicles	666,144	651,595
Office equipment	551,368	539,416
	104,027,246	101,693,881
Less: Accumulated depreciation	(41,607,764)	(33,940,890)
	$62,419,482	$67,752,991

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the nine months ended March 31, 2013 and 2012, depreciation totaling $4,663,500 and $4,543,995, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $31,818,925 (June 30, 2012: $34,533,411) and $17,956,101 (June 30, 2012: $19,514,340) were pledged for short-term loans totaling $27,673,871 and long-term loans including current portion totaling $16,200,000, respectively, at March 31, 2013 (June 30, 2012: $27,246,477 and $16,200,000, respectively).

9. Construction-In-Progress

As of March 31, 2013 and June 30, 2012, construction-in-progress consisted of the following:

	March 31, 2013	June 30, 2012
Construction costs	$245,692	$233,512

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,887,457 (June 30, 2012: $1,877,363) were pledged for short-term loans totaling $27,673,871 at March 31, 2013 (June 30, 2012: $27,246,477).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2013	June 30, 2012
Loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at March 31, 2013) per annum (Notes 6 and 8)	$8,068,157	$7,891,943
Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at March 31, 2013) per annum (Notes 6, 8 and 10)	19,605,714	19,354,534
	$27,673,871	$27,246,477

The above bank loans outstanding at March 31, 2013 are Renminbi (“RMB”) loans, carry an interest rate of 1.15 times the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at March 31, 2013 and 2012 was 6.9% and 7.54%, respectively. Principal and interest under the short-term loans totaling $27,610,356 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products and, improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products. The Company also made a partial repayment for its short-term loan from the deposit account held with RZB during the nine months ended March 31, 2013.

12. Long-Term Loan – Current Portion

	March 31, 2013	June 30, 2012
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.96% at March 31, 2013) per annum (Note 8)	$16,200,000	$16,200,000

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company.

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

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2012	Granted	Expired or Exercised	Outstanding March 31, 2013	Expiration Date
$101.40	118,333	-0-	-0-	118,333	May 5, 2013

14. Income Taxes

For PRC enterprise income tax reporting purposes, the Company is required to compute a 10% salvage value when computing depreciation expense and add back the allowance for doubtful debts. For financial reporting purposes, the Company does not take into account a 10% salvage value when computing depreciation expenses.

The tax holiday resulted in tax savings as follows:

	Nine months ended March 31
	2013	2012
Tax savings	$-	$-
Benefit per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2013 and June 30, 2012 are as follows:

Deferred tax assets and liabilities:	March 31, 2013	June 30, 2012
Net operating loss carried forward	$6,847,443	$6,668,613
Temporary differences resulting from allowances	7,101,308	2,051,326
Net deferred income tax asset	13,948,751	8,719,939
Valuation allowance	(13,948,751)	(8,719,939)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of March 31, 2013. A deferred tax liability will be recognized when the Company has undistributed earnings and no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Nine months ended March 31
	2013	2012
Computed tax at the PRC statutory rate of 25%	$(7,280,149)	$(2,018,204)
Valuation allowance	2,230,154	2,018,190
Expenses not deductible for tax	5,049,995	14
Overprovision	-	27,189
Income tax expense per books	$-	27,189

Income tax expense consists of:

	Nine months ended March 31
	2013	2012
Income tax expense for the period – PRC	$-	$27,189
Deferred income tax benefit – PRC	-	-
Income tax expense per books	$-	$27,189

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

For the three and nine months ended March 31, 2013, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive, however, securities represented by the 118,333 warrants still outstanding could potentially dilute basic earnings per share in the future.

For the three and nine months ended March 31, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2013:
Net loss	$(13,487,395)
Basic EPS loss available to common shareholders	$(13,487,395)	3,880,866	$(3.48)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(13,487,395)	3,880,866	$(3.48)
For the three months ended March 31, 2012:
Net loss	$(3,313,023)
Basic EPS loss available to common shareholders	$(3,313,023)	3,880,866	$(0.85)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(3,313,023)	3,880,866	$(0.85)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2013:
Net loss	$(28,594,183)
Basic EPS loss available to common shareholders	$(28,594,183)	3,880,866	$(7.37)
Effect of dilutive securities:
Warrants		-
Diluted EPS loss available to common shareholders	$(28,594,183)	3,880,866	$(7.37)
For the nine months ended March 31, 2012:
Net loss	$(7,930,040)
Basic EPS income available to common shareholders	$(7,930,040)	3,880,866	$(2.04)
Effect of dilutive securities:
Warrants		-
Diluted EPS income available to common shareholders	$(7,930,040)	3,880,866	$(2.04)

16. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company was granted court permission to file a motion to dismiss the action as against it. Prior to filing the motion to dismiss, plaintiffs amended their complaint. Accordingly, the Company filed a motion to dismiss the amended complaint. On March 13, 2013, the Company’s motions to dismiss were granted by the Court. The Plaintiff had the right to appeal within 30 days of the court decision, and a notice of appeal was filed on April 17, 2013. The Plaintiff has the obligation to prepare the record on appeal and have the same submitted to the Court of Appeals. We intend to file a notice to oppose such appeal. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

Capital Commitments

As of March 31, 2013, the Company did not have any capital commitments (June 30, 2012: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC 360, as of March 31, 2013, as the Company’s market capitalization was lower than the carrying value of its assets, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the relevant year. As of March 31, 2013, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at March 31, 2013 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective from January 1, 2013 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at March 31, 2013 and June 30, 2012, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine months ended March 31, 2013 and 2012.

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

Overview of the Company’s Business

We are a value-added steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly engineered end-use applications.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) improve production management and increase quality control; (4) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products; and (5) improving working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and credit crunch which have caused many difficulties faced by businesses.

Third Quarter Financial Performance Highlights

During the three months ended March 31, 2013, consistent with the two prior fiscal quarters, we largely reduced our overall production volume of the low-carbon products as part of our strategy to streamline production and reposition the Company in its product offerings. However, as we work towards that, tightened credit and slowing growth in China continued to cause a slow turnover of our accounts receivable for the three months ended March 31, 2013, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended March 31, 2013, we sold a total of 10,264 tons of products, a decrease of 28,634 tons from 38,898 tons a year ago, largely due to the decrease in sales of low-carbon cold-rolled steel products mentioned above. Our average cost per unit sold increased 35.5% while average selling prices increased 10.0% period-on-period, mainly due to increases in factory overhead and direct labor per unit sold as a result of the substantially reduced units sold. Decreased sales volume coupled with a large provision for accounts receivable bad debts of $9,665,828 led to a gross loss of $2,375,307 and a net loss of $13,487,395 for the three months ended March 31, 2013. Total company backlog as of March 31, 2013 was $6,376,456.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,873,871. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Each of the banks also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company has suffered a very significant loss in the period ended March 31, 2013. Operating cash flows have also been significantly adversely impacted by the slow turnover of our accounts receivable and although the Company has been renegotiating with its major suppliers to get a partial refund of our advances to suppliers, to date we have yet to receive any substantial refund due to the credit crunch in the Chinese steel industry. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $8.6 million for the quarter, a decrease of 71.0% from last year.

●	Gross Margin: Gross margin was (27.7%) for the quarter, compared to (3.8%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $12.7 million for the quarter, compared to a loss of approximately $2.5 million last year.

●	Net loss: Net loss was approximately $13.5 million for the quarter, compared to a net loss of approximately $3.3 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $3.48 for the quarter, compared to a loss per share of $0.85 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and nine months Ended March 31, 2013 and 2012

	Three Months Ended March 31,				Nine months Ended March 31,
	2013		2012		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$8,563,497	100.0	$29,494,865	100.0	$22,684,524	100.0	$105,324,043	100.0
Cost of sales (including depreciation and amortization)	10,938,804	127.7	30,612,073	103.8	27,828,738	122.7	108,178,198	102.7
Gross (loss)	(2,375,307)	(27.7)	(1,117,208)	(3.8)	(5,144,214)	(22.7)	(2,854,155)	(2.7)
Selling and marketing expenses	31,901	0.4	63,734	0.2	86,237	0.4	172,223	0.2
Administrative expenses	576,091	6.7	781,221	2.6	1,420,503	6.3	2,007,777	1.9
Allowance for bad and doubtful debts	9,665,828	112.9	522,118	1.8	19,825,042	87.4	522,118	0.5
Depreciation and amortization expense	51,742	0.6	54,173	0.2	155,753	0.7	162,610	0.2
Total operating expenses	10,325,562	120.6	1,421,246	4.8	21,487,535	94.7	2,864,728	2.7
(Loss) from operations	(12,700,869)	(148.3)	(2,538,454)	(8.6)	(26,631,749)	(117.4)	(5,718,883)	(5.4)
Other revenues	70,743	0.8	20,434	0.1	678,500	3.0	89,505	0.1
Interest and finance costs	(857,269)	(10.0)	(794,895)	(2.7)	(2,640,934)	(11.6)	(2,273,473)	(2.2)
Total other (expense)	(786,526)	(9.2)	(774,461)	(2.6)	(1,962,434)	(8.7)	(2,183,968)	(2.1)
(Loss) before income taxes	(13,487,395)	(157.5)	(3,312,915)	(11.2)	(28,594,183)	(126.1)	(7,902,851)	(7.5)
Income tax (benefit)/expense	-	-	108	<0.1	-	-	27,189	<0.1
Net (loss)	$(13,487,395)	(157.5)	$(3,313,023)	(11.2)	$(28,594,183)	(126.1)	$(7,930,040)	(7.5)
Basic (loss) per share	$(3.48)		$(0.85)		$(7.37)		$(2.04)
Diluted (loss) per share	$(3.48)		$(0.85)		$(7.37)		$(2.04)

Sales Revenues.

Sales volume decreased by 28,634 tons, or 73.6%, period-on-period, to 10,264 tons for the three months ended March 31, 2013, from 38,898 tons for the three months ended March 31, 2012 and as a result, sales revenues decreased by $20,931,368, or 71.0%, period-on-period, to $8,563,497 for the three months ended March 31, 2013, from $29,494,865 for the three months ended March 31, 2012. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales of our low-carbon cold-rolled products in an effort to reduce the sales of these loss-making products and restructure our product offerings.

Sales by Product Line

A break-down of our sales by product line for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months ended March 31,
	2013			2012			Period-on-
	Quantity		% of	Quantity		% of	Period Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	1,061	722,340	9	2,245	1,597,893	5	(1,184)
Low-carbon cold-rolled	4,136	3,437,778	40	32,971	23,828,512	81	(28,835)
High-carbon hot-rolled	270	206,840	2	144	133,371	<1	126
High-carbon cold-rolled	3,990	3,279,644	38	3,464	3,384,305	11	526
Subcontracting income	807	42,228	1	74	10,374	<1	733
Sales of scrap metal	-	874,667	10	-	540,410	2	-
Total	10,264	8,563,497	100	38,898	29,494,865	100	(28,634)

During the three months ended March 31, 2013, domestic sales were stable in all product categories except low-carbon products. Low-carbon cold-rolled steel products accounted for 40% of the current sales mix at an average selling price of $831 per ton for the three months ended March 31, 2013, compared to 81% of the sales mix at an average selling price per ton of $723 for the three months ended March 31, 2012. The decrease in sales in this category during the quarter was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 9% of the current sales mix at an average selling price of $681 per ton for the three months ended March 31, 2013, compared to 5% of the sales mix at an average selling price per ton of $712 for the three months ended March 31, 2012, due to a decrease in demand in the export market during the period. High-carbon cold-rolled steel products accounted for 38% of the current sales mix at an average selling price of $822 per ton for the three months ended March 31, 2013, compared to 11% of the sales mix at an average selling price of $977 for the three months ended March 31, 2012. The products in this category are mainly used in the automobile industry and we intend to dedicate further sales and marketing efforts in this category as this is where we differentiate our products from other domestic manufacturers. Subcontracting income revenues accounted for $42,228 or 1% of the sales mix for the three months ended March 31, 2013, an increase from $10,374 for the three months ended March 31, 2012.

	Three Months ended March 31,
	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	681	712	(31)	(4)
Low-carbon cold-rolled	831	723	108	15
High-carbon hot-rolled	766	926	(160)	(17)
High-carbon cold-rolled	822	977	(155)	(16)
Subcontracting income	52	140	(88)	(63)

The average selling price per ton increased to $834 for the three months ended March 31, 2013, compared to $758 last year, representing an increase of $76, or 10.0%, period-on-period. This increase was mainly due to a change in product mix and concentration period-on-period. Average selling prices decreased across all product categories, except for low-carbon cold-rolled products, during the three months ended March 31, 2013.

Sales Breakdown by Major Customer

	2013				2012
Customers	$		% of Sales		$		% of Sales
Hangzhou Pugang Steel Materials Co., Ltd.	841,618		10		-	*	-	*
Shanghai Changshuo Steel Co., Ltd.	823,983		10		-	*	-	*
Shanghai Yanmao Trading Co., Ltd.	544,708		6		-	*	-	*
Unimax & Far	541,374		6		-	*	-	*
Changshu Jiacheng Steel Plating Co., Ltd.	522,640		6		3,661,289		12
Shanghai Bayou Co., Ltd.	-	*	-	*	13,708,730		46
Jiangsu Sumec Group Corporation	-	*	-	*	3,495,647		12
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	2,353,098		8
Zhejiang Yejin Materials Co., Ltd.	-	*	-	*	2,687,696		9

	3,274,323		38		25,906,460		87
Others	5,289,174		62		3,588,405		13
Total	8,563,497		100		29,494,865		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 38% for the three months ended March 31, 2013, as compared to 87% in 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $19,673,269, or 64.3%, period-on-period, to $10,938,804 for the three months ended March 31, 2013, from $30,612,073 for the three months ended March 31, 2012. Cost of sales represented 127.7% of sales revenues for the three months ended March 31, 2013, compared to 103.8% for the three months ended March 31, 2012. Average cost per unit sold increased to $1,066 for the three months ended March 31, 2013, compared to $787 for the three months ended March 31, 2012, representing an increase of $279 per ton, or 35.5%, period-on-period.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	8,572,999	28,139,271	(19,566,272)	(69.5)
- Direct labor	120,271	132,304	(12,033)	(9.1)
- Manufacturing overhead	2,245,534	2,340,498	(94,964)	(4.1)
	10,938,804	30,612,073	(19,673,269)	(64.3)

Cost per unit sold
Total units sold (tons)	10,264	38,898	(28,634)	(73.6)
Average cost per unit sold ($/ton)	1,066	787	279	35.5

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $159, or 265.0%, from $60 for the three months ended March 31, 2012, to $219 for the three months ended March 31, 2013;

●	an increase in direct labor per unit sold of $9, or 300.0%, from $3 for the three months ended March 31, 2012, to $12 for the three months ended March 31, 2013, and;

●	an increase in cost of raw materials per unit sold of $112, or 15.5%, from $723 for the three months ended March 31, 2012, to $835 for the three months ended March 31, 2013.

The cost of raw materials consumed decreased by $19,566,272, or 69.5%, period-on-period, to $8,572,999 for the three months ended March 31, 2013, from $28,139,271 for the three months ended March 31, 2012. This decrease was mainly due to a substantial decrease in total units sold during the three months ended March 31, 2013.

Direct labor costs decreased by $12,033, or 9.1%, period-on-period, to $120,271 for the three months ended March 31, 2013, from $132,304 for the three months ended March 31, 2012. Manufacturing overhead costs decreased by $94,964, or 4.1%, period-on-period, to $2,245,534 for the three months ended March 31, 2013, from $2,340,498 for the three months ended March 31, 2012. The decrease was mainly attributable to the combined effect of a decrease in utilities of $247,047, or 41.5%, period-on-period, to $347,699 for the three months ended March 31, 2013, from $594,746 for the three months ended March 31, 2012, and partially offset by an increase in depreciation of $219,695 or 16.5%, period-on-period, to $1,549,594 for the three months ended March 31, 2013, from $1,329,899 for the three months ended March 31, 2012.

Gross Profit

Gross profit in absolute terms decreased by $1,258,099 or 112.6%, period-on-period, to a gross loss of $2,375,307 for the three months ended March 31, 2013, from a gross loss of $1,117,208 for the three months ended March 31, 2012. Gross profit margin decreased to (27.7%) for the three months ended March 31, 2013, from (3.8%) for the three months ended March 31, 2012. The decrease in gross profit margin is mainly attributable to a 35.5% period-on-period increase in average cost per unit sold.

Selling Expenses

Selling expenses decreased by $31,833, or 49.9%, period-on-period, to $31,901 for the three months ended March 31, 2013, from $63,734 for the three months ended March 31, 2012. The decrease was mainly attributable to lower transportation costs period-on-period.

Administrative Expenses

Administrative expenses decreased by $205,130 or 26.3%, period-on-period, to $576,091 for the three months ended March 31, 2013, compared to $781,221 for the three months ended March 31, 2012. This was mainly due to decreases in traveling expenses and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $9,143,710, or 1,751.3%, period-on-period. Allowance recognized for the three months ended March 31, 2013 was in the amount of $9,665,828 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $10,162,415, or 400.3%, period-on-period, to a loss of $12,700,869 for the three months ended March 31, 2013, from $2,538,454 for the three months ended March 31, 2012, as a result of the factors discussed above.

Other Income

Other income increased by $50,309, or 246.2%, to $70,743 for the three months ended March 31, 2013, from $20,434 for the three months ended March 31, 2012.

Interest Expense

Total interest expense increased by $62,374, or 7.8%, to $857,269 for the three months ended March 31, 2013, from $794,895 for the three months ended March 31, 2012, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the three months ended March 31, 2013, we recognized no income tax expense, compared to an income tax expense of $108 for the three months ended March 31, 2012. The decrease of $108, or 100.0%, in income tax expense was a result of the net loss for the three months ended March 31, 2013.

Net Loss

Net loss increased by $10,174,372, or 307.1%, period-on-period, to $13,487,395 for the three months ended March 31, 2013, from $3,313,023 for the three months ended March 31, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the large increase in allowance for bad and doubtful debts.

Comparison of Nine months Ended March 31, 2013 and 2012

Sales Revenues.

Sales volume decreased by 95,631 tons, or 76.9%, period-on-period, to 28,722 tons for the nine months ended March 31, 2013, from 124,353 tons for the nine months ended March 31, 2012 and as a result, sales revenues decreased by $82,639,519, or 78.5%, period-on-period, to $22,684,524 for the nine months ended March 31, 2013, from $105,324,043 for the nine months ended March 31, 2012. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales of our low-carbon cold-rolled products in an effort to reduce the sales of these loss-making products.

Sales by Product Line

A break-down of our sales by product line for the nine months ended March 31, 2013 and 2012 is as follows:

	Nine months ended March 31,
	2013			2012			Period-on-
	Quantity		% of	Quantity		% of	Period Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	3,733	2,698,860	12	8,998	6,605,610	6	(5,265)
Low-carbon cold-rolled	13,489	9,999,064	44	96,702	78,339,578	74	(83,213)
High-carbon hot-rolled	449	324,509	1	3,321	3,659,608	4	(2,872)
High-carbon cold-rolled	9,737	8,368,887	37	13,316	13,788,270	13	(3,579)
Subcontracting income	1,314	83,020	1	2,016	1,076,389	1	(702)
Sales of scrap metal	-	1,210,184	5	-	1,854,588	2	-
Total	28,722	22,684,524	100	124,353	105,324,043	100	(95,631)

During the nine months ended March 31, 2013, sales decreased across all product categories. Low-carbon cold-rolled steel products accounted for 44% of the current sales mix at an average selling price of $741 per ton for the nine months ended March 31, 2013, compared to 74% of the sales mix at an average selling price per ton of $810 for the nine months ended March 31, 2012. The decrease in sales in this category during the nine months was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 12% of the current sales mix at an average selling price of $723 per ton for the nine months ended March 31, 2013, compared to 6% of the sales mix at an average selling price per ton of $734 for the nine months ended March 31, 2012, due to a decrease in demand in the export market during the period. High-carbon cold-rolled steel products accounted for 37% of the current sales mix at an average selling price of $859 per ton for the nine months ended March 31, 2013, compared to 13% of the sales mix at an average selling price of $1,035 for the nine months ended March 31, 2012. The products in this category are mainly used in the automobile industry and the decrease in sales volume was a result of the slowing demand during the period. Subcontracting income revenues accounted for $83,020, or 1% of the sales mix for the nine months ended March 31, 2013, a decrease from $1,076,389 for the nine months ended March 31, 2012, due to reduced demand.

	Nine months ended March 31,
	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	723	734	(11)	(2)
Low-carbon cold-rolled	741	810	(69)	(9)
High-carbon hot-rolled	723	1,102	(379)	(34)
High-carbon cold-rolled	859	1,035	(176)	(17)
Subcontracting income	63	534	(471)	(88)

The average selling price per ton decreased to $790 for the nine months ended March 31, 2013, compared to $847 last year, representing a decrease of $57, or 6.7%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the nine months. Average selling prices decreased across all product categories during the nine months ended March 31, 2013.

Sales Breakdown by Major Customer

	2013				2012
Customers	$		% of Sales		$		% of Sales
Changshu Jiacheng Steel Plating Co., Ltd.	2,077,276		9		8,112,915		8
Unimax & Far Corporation	1,611,074		7		-	*	-	*
Shanghai Wozi Jintian Blade Co., Ltd.	1,620,098		7		-	*	-	*
Hangzhou Pugang Steel Materials Co., Ltd.	1,348,424		6		-	*	-	*
Shanghai Bayou Co., Ltd.	967,558		4		-	*	-	*
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	14,107,630		13
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	12,068,785		11
Hangzhou Cogeneration Import & Export Co., Ltd.	-	*	-	*	11,204,723		11
Zhejiang Yongfeng Steel Co., Ltd.	-	*	-	*	7,957,124		8
	7,624,430		33		53,451,177		51
Others	15,060,094		67		51,872,866		49
Total	22,684,524		100		105,324,043		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 33% for the nine months ended March 31, 2013, as compared to 51% in 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $80,349,460, or 74.3%, period-on-period, to $27,828,738 for the nine months ended March 31, 2013, from $108,178,198 for the nine months ended March 31, 2012. Cost of sales represented 122.7% of sales revenues for the nine months ended March 31, 2013, compared to 102.7% for the nine months ended March 31, 2012. Average cost per unit sold increased to $969 for the nine months ended March 31, 2013, compared to $870 for the nine months ended March 31, 2012, representing an increase of $99 per ton, or 11.4%, period-on-period.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	20,446,881	98,982,682	(78,535,801)	(79.3)
- Direct labor	367,234	428,154	(60,920)	(14.2)
- Manufacturing overhead	7,014,623	8,767,362	(1,752,739)	(20.0)
	27,828,738	108,178,198	(80,349,460)	(74.3)
Cost per unit sold
Total units sold (tons)	28,722	124,353	(95,631)	(76.9)
Average cost per unit sold ($/ton)	969	870	99	11.4

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $173, or 243.7%, from $71 for the nine months ended March 31, 2012, to $244 for the nine months ended March 31, 2013;

●	an increase in direct labor per unit sold of $10 or 333.3%, from $3 for the nine months ended March 31, 2012, to $13 for the nine months ended March 31, 2013, offset by;

●	a decrease in cost of raw materials per unit sold of $84, or 10.6%, from $796 for the nine months ended March 31, 2012, to $712 for the nine months ended March 31, 2013.

The cost of raw materials consumed decreased by $78,535,801, or 79.3%, period-on-period, to $20,446,881 for the nine months ended March 31, 2013, from $98,982,682 for the nine months ended March 31, 2012. This decrease was mainly due to a substantial decrease in total units sold during the nine months ended March 31, 2013.

Direct labor costs decreased by $60,920, or 14.2%, period-on-period, to $367,234 for the nine months ended March 31, 2013, from $428,154 for the nine months ended March 31, 2012. Manufacturing overhead costs decreased by $1,752,739, or 20.0%, period-on-period, to $7,014,623 for the nine months ended March 31, 2013, from $8,767,362 for the nine months ended March 31, 2012. The decrease was mainly attributable to the combined effect of a decrease in utilities of $1,133,103, or 48.4%, period-on-period, to $1,205,683 for the nine months ended March 31, 2013, from $2,338,786 for the nine months ended March 31, 2012, and a decrease in consumables of $389,579, or 32.6%, period-on-period, to $804,217 for the nine months ended March 31, 2013, from $1,193,796 for the nine months ended March 31, 2012.

Gross Profit

Gross profit in absolute terms decreased by $2,290,059 or 80.2%, period-on-period, to a gross loss of $5,144,214 for the nine months ended March 31, 2013, from a gross loss of $2,854,155 for the nine months ended March 31, 2012. Gross profit margin decreased to (22.7%) for the nine months ended March 31, 2013, from (2.7%) for the nine months ended March 31, 2012. The decrease in gross profit margin is mainly attributable to a 11.4% period-on-period increase in average cost per unit sold.

Selling Expenses

Selling expenses decreased by $85,986, or 49.9%, period-on-period, to $86,237 for the nine months ended March 31, 2013, from $172,223 for the nine months ended March 31, 2012. The decrease was mainly attributable to lower transportation costs period-on-period.

Administrative Expenses

Administrative expenses decreased by $587,274 or 29.2%, period-on-period, to $1,420,503 for the nine months ended March 31, 2013, compared to $2,007,777 for the nine months ended March 31, 2012. This was mainly due to a decrease in traveling expenses and legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $19,302,924, or 3,697.0%, period-on-period. Allowance recognized for the nine months ended March 31, 2013 was in the amount of $19,825,042 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $20,912,866, or 365.7%, period-on-period, to a loss of $26,631,749 for the nine months ended March 31, 2013, from $5,718,883 for the nine months ended March 31, 2012, as a result of the factors discussed above.

Other Income

Other income increased by $588,995, or 658.1%, to $678,500 for the nine months ended March 31, 2013, from $89,505 for the nine months ended March 31, 2012.

Interest Expense

Total interest expense increased by $367,461, or 16.2%, to $2,640,934 for the nine months ended March 31, 2013, from $2,273,473 for the nine months ended March 31, 2012, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the nine months ended March 31, 2013, we recognized no income tax expense, compared to an income tax expense of $27,189 for the nine months ended March 31, 2012. The decrease of $27,189, or 100.0%, in income tax expense was a result of the net loss for the nine months ended March 31, 2013.

Net Loss

Net loss increased by $20,664,143, or 260.6%, period-on-period, to $28,594,183 for the nine months ended March 31, 2013, from $7,930,040 for the nine months ended March 31, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the large increase in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2013, we had cash and cash equivalents of approximately $0.2 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Nine months Ended March 31
	2013	2012
Net cash (used in)/provided by operating activities	$(779,088)	$2,656,545
Net cash (used in) investing activities	(122,803)	(309,635)
Net cash (used in) financing activities	(542,696)	(2,847,740)
Net cash flow	(1,440,532)	(463,145)

Operating Activities

Net cash flows used in operating activities for the nine months ended March 31, 2013 were $779,088, as compared to $2,656,545 provided by operating activities for the nine months ended March 31, 2012, resulting in a net decrease of $3,435,633. This decrease was mainly due to an increase in cash outflows for inventories of $1,279,939 and a decrease in cash inflows from advances to suppliers of $1,952,887 during the nine months ended March 31, 2013.

For the nine months ended March 31, 2013, sales revenues generated from the top five major customers as a percentage of total sales was 33%, as compared to 51% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the three months ended March 31, 2013 were for the purchase of additional property, plant and equipment to complement our existing production facilities.

Net cash flows used in investing activities for the nine months ended March 31, 2013 were $122,803, as compared with $309,635 for the nine months ended March 31, 2012. Cash flows used in investing activities decreased period-on-period as majority of the construction of the additional annealing furnaces have been completed.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans.

Financing Activities

Net cash flows used in financing activities for the nine months ended March 31, 2013 were $542,696, as compared to $2,874,740 for the nine months ended March 31, 2012, for a net decrease of $2,332,044. The Company made a partial repayment for its short-term loan from the deposit account held with Raiffeisen Zentral bank Österreich AG (“RZB”) during the nine months ended March 31, 2013 and did not make any repayment for its long-term loan as it did during the nine months ended March 31, 2012.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,873,871. We are currently in discussions with our banks regarding the restructuring of these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Going Concern

Historically, we have funded our operations and expansion expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. As discussed above, the Company defaulted on the repayment obligations of its bank loans and the restructuring of these loans has not yet been agreed on. We also expect the tightened credit and slowing growth in China to continue to cause a slow turnover of our accounts receivable and have a negative impact on our operating cash flows in the next nine months. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Current Assets

Current assets decreased by $16,982,321, or 14.7%, period-on-period, to $98,597,518 as of March 31, 2013, from $115,579,839 as of June 30, 2012, principally as a result of a decrease in accounts receivable of $20,643,850, or 34.9%, period-on-period, offset by an increase in inventories of $5,043,346, or 32.5%, period-on-period.

Accounts receivable, representing 39.0% of total current assets as of March 31, 2013, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts. Credit periods vary substantially across industries, segments, types and size of companies in China where we principally operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to the end product manufacturers. The business cycle is relatively long, as well as the credit periods. The Company offers credit to its customers for periods of 60 days, 90 days, 120 days and 180 days. We generally offer longer credit terms to long-standing recurring customers with good payment histories and sizable operations.

Our management determines the collectability of outstanding accounts by maintaining at least quarterly communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. In making this determination, our management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, for the nine months ended March 31, 2013, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. From time to time, we will review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected.

We expect the tightened credit and slowing growth in China to continue to cause a slow turnover of our accounts receivable in the next twelve months.

The following table reflects the aging of our accounts receivable based on due date as of March 31, 2013 and June 30, 2012:

March 31, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	61,793,564	994,214	898,261	6,787,833	7,750,226	44,082,793	1,280,237
%	100	2	1	11	13	71	2

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

Management continues to take actions to perform business and credit reviews of our existing and new customers to protect the Company from any who might pose a high credit risk to our business based on their commercial credit reports, our past collection history with them, and our perception of the risk posed by their geographic location. Currently we are also not extending credit on sales in any substantial amount to limit further exposures in accounts receivable.

Current Liabilities

Current liabilities increased by $3,940,274, or 5.9%, period-on-period, to $70,616,150 as of March 31, 2013, from $66,675,876 as of June 30, 2012. The increase was mainly attributable to an increase in accounts payable and accrued expenses of $3,216,964, or 47.5%, period-on-period.

As of March 31, 2013, we had $27,673,871 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussion with its bank regarding the restructuring of these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the nine months ended March 31, 2013, we invested $122,803 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of March 31, 2013, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times		$8,068,157
Zentralbank Österreich AG (“RZB”)				the PBOC rate	RMB	(50,154,084)
Raiffeisen	June 29, 2011	July 31, 2012	1 year	1.15 times the		$19,605,714
Zentralbank Österreich AG				PBOC rate	RMB	(121,875,000)
DEG – Deutsche Investitions – und	June 29, 2010	June 15, 2016	6 years	6 month USD		$16,200,000
Entwicklungsgesellschaft mbH				LIBOR + 4.5%	RMB	(100,704,060)
Total						$43,873,871

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

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,610,356 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2013, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2013	Fiscal Year 2014-2015	Fiscal Year 2016-2017	Fiscal Years 2018 and Beyond
Short-term debt obligations	$29,583,368	$29,583,368	$-	$-	$-
Current portion of long-term debt obligations	$17,003,520	$17,003,520	$-	$-	$-
	$46,586,888	$46,586,888	$-	$-	$-

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (ASU No. 2013-02). Under ASU No. 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 became effective from January 1, 2013 and the new guidance did not have any material impact on the Company’s unaudited consolidated financial statements.

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

For the nine months ended March 31, 2013, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of March 31, 2013 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended March 31, 2013, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended March 31, 2013, such as to contain a material misstatement.

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

On March 15, 2012, the Company received notice of a complaint filed by Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang is alleging, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Among other things, Mr. Zhang alleges that the defendants breached an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company believes that the suit is without merit and intends to vigorously defend its interests in the case. The Company was granted court permission to file a motion to dismiss the action as against it. Prior to filing the motion to dismiss, plaintiffs amended their complaint. Accordingly, the Company filed a motion to dismiss the amended complaint. On March 13, 2013, the Company’s motions to dismiss were granted by the Court. The Plaintiff had the right to appeal within 30 days of the court decision, and a notice of appeal was filed on April 17, 2013. The Plaintiff has the obligation to prepare the record on appeal and have the same submitted to the Court of Appeals. We intend to file a notice to oppose such appeal. An estimate of any potential loss cannot be made at this time.

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

Date: May 15, 2013	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

