Form 10-K
period 2013-06-30
China Precision Steel, Inc.
filed 2013-10-11
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on the NASDAQ Capital Market) was approximately $5.1 million. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 3,880,866 shares of the registrant’s common stock outstanding as of September 25, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended June 30, 2013

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

Use of Terms

Except as otherwise indicated by the context, all references in this report to:

●	“CPSL,” “Company,” “Group,” “we,” “us” or “our” are to China Precision Steel, Inc., a Delaware corporation, and its direct and indirect subsidiaries;

●	“PSHL” are to our subsidiary Partner Success Holdings Limited, a BVI company;

●	“Blessford International” are to our subsidiary Blessford International Limited, a BVI company;

●	“Shanghai Blessford” are to our subsidiary Shanghai Blessford Alloy Company Limited, a PRC company;

●	“Chengtong” are to our subsidiary Shanghai Chengtong Precision Strip Company Limited, a PRC company;

●	“Tuorong” are to our subsidiary Shanghai Tuorong Precision Strip Company Limited, a PRC company;

●	“SEC” are to the United States Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“RMB” are to Renminbi, the legal currency of China;

●	“U.S. dollar,” “USD,” “US$” and “$” are to the legal currency of the United States;

●	“China,” “Chinese” and “PRC” are to the People’s Republic of China; and

●	“BVI” are to the British Virgin Islands.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability and cash flows. These measures include: (1) initiating additional sales and marketing efforts to expand customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) hiring technicians to improve production management and increase quality control; (4) continue to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products; and (5) strengthening efforts of accounts receivables collection and limiting further credit sales. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

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

Current Environment and Our Growth Strategy

During the year ended June 30, 2013, we saw a substantial reduction in demand for our cold rolled steel products coupled with lower selling prices, which have substantially and adversely impacted our gross margin. Tightened credit, slowing growth in China and overcapacity in the steel sector have caused large losses across the industry during Calendar year 2012. We have also made substantial provisions for our accounts receivable and advances to suppliers for the year ended June 30, 2013 due to slow turnover and risks of recoverability, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past two years.

Despite a difficult time for the Company and China’s steel industry at present, we believe our high strength and ultra-thin cold-rolled steel products are niche products in China and our goal is to maintain our position as the leading supplier of these products in China, while we continue to build brand awareness and demand for our products internationally. We have identified three factors critical to the achievement of this goal in the past, and will continue to focus on these factors in the long run:

●	Focus on Growing Niche Segments. We will continue to focus on niche markets. According to publicly available information, the demand for precision cold-rolled steel products has been growing at an average rate of 16% annually between 2007 and 2011 in China. Despite the slowdown in demand in the past two years and a moderate rather than double-digit growth rate outlook for the Chinese economy in the medium- to long-run, domestic consumption is expected to grow bigger from the current levels and we believe that demand for niche precision steel products such as automobile parts and components, steel roofing, plane friction discs, food packaging materials and microelectronics is expected to continue. Moreover, new applications of steel products are continually being developed. We will focus our R&D efforts on advancing processing techniques and production of high strength and ultra-thin, cold-rolled precision steel products to enhance our product offerings and expand our market share over time.

●	Compete Internationally. We intend to continue building our brand awareness and expand our exports to compete in the international marketplace. We believe that we have already established our presence in the international market for low carbon precision cold-rolled steel products in the less than 0.1 mm to 0.2 mm used for steel roofing. We will continue to look for other product opportunities and compete on the ones where we believe that we have a competitive advantage.

●	Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Board Chairperson and Chief Financial Officer, Ms. Tak Tai Leada Li, our Chief Executive Officer, Mr. Hai Sheng Chen and our Chief Operating Officer, Mr. Zu De Jiang. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the World Steel Association, China is the largest steel producing country. During calendar year 2012, China’s share of world crude steel production increased to 46.3% from 45.4% in 2011, with a total production of 716.5 million tons. According to the China Iron and Steel Association, or CISA, while China’s steel production accounts for almost half of the global steel output, it is currently the least profitable of the country’s 39 industrial sectors. Economic slowdown and rising prices for imported iron ore have aggravated operating difficulties. During the first half of calendar year 2013, 35 out of 86 CISA members reported losses.

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

We expect that the Chinese government will continue to impose additional controls on domestic steel producers in order to reduce pollution and ensure steel mills operate under the same rules and standards, with the aim of making competition fairer across regions. For more information on Chinese regulations, see “Regulation” below.

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

For the year ended June 30, 2013, we sold 56,232 tons of precision steel products. We currently produce cold-rolled precision steel coils and sheets with thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

Categories		Uses	Thickness
●	Low carbon steel (cold-rolled, hard-rolled)	Steel roofing, food packaging, dry batteries, electronic devices, kitchen tools	0.03-6.0mm

●	High carbon steel (cold-rolled, hot-rolled)	Automobile parts and components, grinding pieces, saw blades, weaving needles	0.5-7.5mm

●	Steel processing	Tailor made cold rolled steel products according to customer specifications	0.03-7.5mm

●	Steel services	Heat treatment; cutting and slitting

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

Production Facilities

Cold Rolling Mills

Due to different processing times and product specifications, the capacity of our mills varies depending on the types of products we use them to produce. As of June 30, 2013, we had an annual production capacity of approximately 200,000 tons based on our targeted product structure, comprised of:

●	one 1100 mm 12-high cold rolling mill, with a current operating capacity of 80,000 tons;

●	one 1400 mm 12-high cold rolling mill, with a current operation capacity of 60,000 tons; and

●	one 1450 mm 4-high cold rolling mill, with a current operation capacity of 60,000 tons.

Our first rolling mill primarily manufactures low carbon precision cold-rolled steel products. The second and third mills focus on the production of high carbon, high strength cold-rolled steel products and the production of more complex and higher strength precision steel products that cannot be manufactured in our first rolling mill.

Hydrogen Annealing Furnace

Our annealing furnaces automatically control the complete annealing process. The furnace uses pure hydrogen as protective gas to make the steel surface clean and smooth with no carbon-off post-annealing. The furnace also includes an oxygen station. In addition to the cold-rolling mills and annealing furnaces, we also have a 1250 mm cleaning line, a 1000 mm cutting and slitting line and a 1200 mm tension leveller.

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2013 was Maoxun Trading Co., Ltd.

Below is a list of our principal suppliers during the years ended June 30, 2013 and 2012:

	2013				2012
Suppliers	$		% to Purchases		$	% to purchases
Maoxun Trading Co., Ltd.	4,640,101		14		-*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	3,122,782		10		-*	-	*
Dachang Huizu Baosheng Steel Products Co., Ltd.	-	*	-	*	31,035,606	26
Hebei Nuojin Trading Co., Ltd.	-	*	-	*	28,581,403	24
Wuxi Hangda Trading Co., Ltd.	-	*	-	*	14,389,057	12

* Not major suppliers for the relevant years

The price of steel coils is competitive, volatile and dependent on supply and demand. We have seen both sharp increases in our raw material prices over the past years caused by inflation and temporary shortage and sharp decreases in steel prices due to oversupply and weak demand. In order to secure sufficient supply of raw material for necessary production, we have made bulk purchases in the past after taking into account customers’ orders on hand and steel supply at the time. As steel coils have a long shelf-life, obsolescence is not a major concern. However, due to steel price volatilities, the advance contracted prices of these purchases could adversely impact our margins during a downward trend in steel prices.

Customers

We currently have approximately 230 customers, with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria, Ethiopia and the Caribbean. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. We have reconnected with a few customers in the automotive components segment during the year ended June 30, 2013, and intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated.

Below is a list of our principal customers during the years ended June 30, 2013 and 2012:

	2013				2012
Customers	$		% to sales		$	% to sales
Shanghai Hongyu Metal Co., Ltd.	6,290,377		17		-*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	5,278,035		15		-*	-	*
Shanghai Shengdejia Metal Co., Ltd.	-	*	-	*	17,829,967	12
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	14,842,069	11

* Not major customers for the relevant years

Sales and Marketing

Our high precision steel products are sold both to components manufactures and directly to the end-users in various parts of China and international marketplace such as Indonesia, Thailand, the Caribbean, Nigeria, Ethiopia and Turkey. Majority of new orders come from customers reducing imports and adding further capacity in China. We have strengthened our sales and marketing efforts during the year ended June 30, 2013 by actively reestablishing connection with old customers whom we lost during the years as a result of our product focus shift and potential customers whom our products would be fit for.

Competition

Our business is concentrated in the niche segments of low carbon ultra-thin cold-rolled steel and high-carbon high strength cold-rolled steel. We are not in direct competition with large Chinese steelmakers such as Baosteel Group Corporation and Magang Group. China’s large steelmakers concentrate on the production of crude steel and hot-rolled steel from imported iron ore mainly imported from Brazil and Australia. Hot-rolled steel coils produced by these steelmakers are supplied as raw materials to down stream steel processers, such as us, for cold reduction processing to the desired thickness for various applications. Cold-rolled steel products are then sold to manufacturers and other customers in industries such as automobile and food packaging.

Our business has become increasingly competitive and capital intensive in recent years due to tightened credit, rising operating costs in China, and a continuously appreciating RMB against USD which has made the prices of imports more competitive. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies, particularly the state owned enterprises. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment comes from a few manufacturers scattered around different parts of China. However, we understand that these manufacturers mainly produce cold-rolled steel with widths of 400 mm or less, whereas our products have a width between 1000 mm to 1450 mm. Consequently, their products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly the low-carbon product segment. We believe we are still currently one of the leading suppliers of high carbon, high strength cold-rolled steel products with a thickness up to 7.5 mm in China. We are not aware of any other Chinese manufacturer processing high carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are also where we have our technological expertise and competitive strength. Since fiscal 2007 we have been exporting low carbon products in this range and we are not aware of any other Chinese manufacturer currently competing in this specific low carbon segment in the global market.

Research and Development

As of June 30, 2013, we had 2 experienced engineers and technicians in the Research and Development Department. The Research and Development Department focuses on new product development, and the advancement and improvement in quality and manufacturing technique of ultra-thin and high-strength cold-rolled steel strip. In addition to the traditional research and development activities, our engineers frequently interact with customers to detect changes in “patterns” and customers’ specifications arising from constantly changing industry needs.

Further, we are working on research and development projects involving coiled springs for automotive seat belts and steel for igniters in automotive air bag inflation devices. We have budgeted 0.5% of revenues to be spent for research and development activities for fiscal 2014.

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

Employees

As of June 30, 2013, we employed a total of 231 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	9
Equipment & Maintenance	30
Production	123
Sales and Marketing	12
Logistics	30
Quality Control	8
Research & Development	2
Human Resource & Administration	12
Accounting	5
Total	231

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

Patent Protection

The PRC’s intellectual property protection regime is consistent with those of other modern industrialized countries, although enforcement of rights may prove difficult and complex. China has domestic laws for the protection of rights in copyrights, patents, trademarks and trade secrets. The PRC is also a signatory to most of the world’s major intellectual property conventions, including:

●	Convention establishing the World Intellectual Property Organization (WIPO Convention) (June 4, 1980);

●	Paris Convention for the Protection of Industrial Property (March 19, 1985);

●	Patent Cooperation Treaty (January 1, 1994); and

●	The Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPs) (November 11, 2001).

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement is calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount in excess of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB 500,000, or approximately $74,000.

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

During the year ended June 30, 2013, we experienced a substantial reduction in demand for our cold rolled steel products. In addition, tightened credit, slowing growth and stricter industry rules and regulations in China have caused our allowance for bad and doubtful debts to rise sharply for the year ended June 30, 2013, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past two years. If demand for our products does not increase, it would continue to have a material adverse effect upon the Company and our results of operations.

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

The following table reflects the aging of our accounts receivable as of June 30, 2013 and 2012, after taking into consideration credit periods offered to our customers. As of June 30, 2013, our accounts receivable over 180 days is spread among approximately 11 different customers.

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

Approximately 71% and 8% of our accounts receivable as of June 30, 2013 and 2012 were over 180 days past due. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and 100% provision for all accounts receivable over 1 year past due. There was a provision for accounts receivable bad debts of $28,089,004 and $2,150,984 recognized for the years ended June 30, 2013 and 2012, respectively. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us.

We will regularly review credit periods offered, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary, including reducing such allowances if uncollectable accounts do not actually increase and the other factors we consider in determining the collectability of accounts do not deteriorate. However, if our actual collection experience with our customers or other conditions change, or the other factors that we consider indicate that it is appropriate, a further provision for doubtful accounts may be required, which could adversely affect our financial results.

We provide advances to suppliers when placing purchase orders in the ordinary course of our business. If we must write off a material amount of these advances for any reason, or if we are unable to obtain delivery of raw material from suppliers to whom we have paid advances for any reason, our financial results will be negatively impacted.

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

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2013 and 2012, the Company had made allowances of advances to suppliers of $19,689,609 and $4,623,323, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. During the year ended June 30, 2013, due to stricter environmental rules imposed on Chinese steel manufacturers as part of the ongoing industry reform, one of our suppliers was ordered by the relevant authority to halt all production as nearby residents are exposed to dangerous pollution caused by its production and waste. We believe we will be not able to recover these advances paid to this supplier and have written off such advances. There was a provision for advances to suppliers bad debts of $19,348,204 and $2,871,154 recognized for the years ended June 30, 2013 and 2012, respectively. If any additional advances to suppliers must be written-off, or if we cannot secure delivery of raw materials that were prepaid with such advances, our financial results will be negatively impacted.

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

Our current manufacturing operations are located in China, our administrative offices are in Hong Kong and we have additional establishments in the British Virgin Islands. The geographical distances between these facilities create a number of logistical and communications challenges, including time differences and differences in the cultures in each location, which makes communication and effective cooperation more difficult. In addition, because of the location of the manufacturing facilities in China, our operations in China could be affected by, among other things:

●	economic and political instability in China, including problems related to labor unrest;

●	lack of developed infrastructure;

●	variances in payment cycles;

●	currency fluctuations;

●	overlapping taxes and multiple taxation issues;

●	employment and severance taxes;

●	compliance with local laws and regulatory requirements;

●	greater difficulty in collecting accounts receivable; and

●	the burdens of cost and compliance with a variety of foreign laws.

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

In China, our operating subsidiaries Chengtong and Shanghai Blessford are subject to numerous national, provincial and local governmental regulations, all of which can limit our ability to react to market pressures in a timely or effective way, thus causing us to lose business or miss opportunities to expand our business. These include, among others, regulations governing:

●	environmental and waste management;

●	our relationship with our employees, including: wage and hour requirements, working and safety conditions, citizenship requirements, work permits and travel restrictions;

●	property ownership and use in connection with our leased facilities in China; and

●	import restrictions, currency restrictions and restrictions on the volume of domestic sales.

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

Although a substantial portion of our raw material requirements was met by Maoxun Trading Co., Ltd. for the year ended June 30, 2013, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including Maoxun Trading Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2013, our total outstanding bank borrowings amounted to $44,228,722, all of which were interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans, and SIBOR and LIBOR for USD loans. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2014 will be approximately $2,830,095. The impact of a 1% increase in interest rates will increase interest expense by approximately $442,288. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available.

We are dependent on our borrowing facilities to meet our operating needs. Our failure to cure an ongoing default on repayment obligations under certain outstanding loans could have a material adverse impact on our business and operations.

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company defaulted on its semi-annual principal and interest repayment obligation in June 2012. Further, the Company has not met its financial covenants under the DEG loan agreement including the Debt Service Coverage Ratio and the Interest Bearing Debt/EBITDA ratio. The Company is currently in discussions with DEG regarding the possibility to restructure the loan for repayment but has not yet agreed on specific terms. On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and are guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the possibility to restructure the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by this bank.

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

The successful implementation of our business strategy requires us to continuously evolve our existing products and services and introduce new products and services to meet customers’ needs. Our designs and products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. We believe that our customers rigorously evaluate our services and products on the basis of a number of factors, including, but not limited to:

●	quality;

●	price competitiveness;

●	technical expertise and development capability;

●	innovation;

●	reliability and timeliness of delivery;

●	product design capability;

●	operational flexibility;

●	customer service; and

●	overall management.

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

For the years ended June 30, 2013 and 2012, sales revenues generated from our top five major customers accounted for 49% and 47% of total sales revenues, respectively, with sales to the largest single customer accounting for 17% and 12% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

We strive to utilize the manufacturing capacity of our facilities fully but may not do so on a consistent basis. Our factory utilization is dependent on our success in, among other things:

●	accurately forecasting demand;

●	predicting volatility;

●	timing volume sales to our customers;

●	balancing our productive resources with product mix; and

●	planning manufacturing services for new or other products that we intend to produce.

Demand for contract manufacturing of these products may not be as high as we expect, and we may fail to realize the expected benefit from our investment in our manufacturing facilities. Our profitability and operating results are also dependent upon a variety of other factors, including, but not limited to:

●	utilization rates of manufacturing lines;

●	downtime due to product changeover;

●	impurities in raw materials causing shutdowns; and

●	maintenance of contaminant-free operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2013. Based upon, and as of the date of that evaluation, our management concluded that our internal control over financial reporting was not effective because our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations. Effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot remediate this material weakness in our internal controls in a timely manner, investors and others may lose confidence in the reliability of our financial statements, which in turn could have a material adverse effect on our business, operating results and the trading price of our Common Stock.

The Company’s Independent Auditor included a Going Concern emphasis-of-matter paragraph in its report on our June 30, 2013 consolidated financial statements.

The independent auditor’s report accompanying the Company’s audited June 30, 2013 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

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

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

●	a higher level of government involvement;

●	an early stage of development of the market-oriented sector of the economy;

●	a rapid growth rate;

●	a higher level of control over foreign exchange; and

●	the allocation of resources.

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

Inspections of other firms that PCAOB has conducted outside of China and Hong Kong have identified deficiencies in those firms’ audit and quality control procedures, which may be addressed as part of the inspection process to improve the quality of future audits. The inability of PCAOB to inspect independent registered public accounting firms operating in China and Hong Kong makes it more difficult to evaluate the effectiveness of our auditor’s audit and quality control procedures compared to those conducted by auditors outside of China and Hong Kong that are subject to the PCAOB inspections. As a result, our investors may be deprived of the benefits of the PCAOB inspections.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.

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

We have asked our stockholders who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

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

The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. In some cases, these fluctuations may be unrelated to our operating performance. Many companies with Chinese operations have experienced dramatic volatility in the market prices of their common stock. We believe that a number of factors, both within and outside of our control, could cause the price of our common stock to fluctuate, perhaps substantially. Factors such as the following could have a significant adverse impact on the market price of our common stock:

●	our ability to obtain additional financing and, if available, the terms and conditions of the financing;

●	our financial position and results of operations;

●	period-to-period fluctuations in our operating results;

●	changes in estimates of our performance by any securities analysts;

●	substantial sales of our common stock pursuant to Rule 144 or otherwise;

●	new regulatory requirements and changes in the existing regulatory environment;

●	the issuance of new equity securities in a future offering;

●	changes in interest rates; and

●	general economic, monetary and other national conditions, particularly in the U.S. and China.

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

In August 2004, Tuorong agreed to purchase a land use right from the Shanghai Labor and Economic Development Council with respect to a 20-acre parcel for a lease period of 50 years at a cost of $472,441. Additionally in November 2005, Chengtong agreed to purchase a land use right from the Shanghai Xuhang Industrial Development Co., Ltd. with respect to a 27.04-acre parcel for a lease period of 50 years at a cost of $497,795. In November 2006, Chengtong entered into an agreement with the Shanghai Labor and Economic Development Council which supersedes the aforementioned Tuorong agreement to purchase a total of 21.34-acre parcel for a lease period of 50 years at an aggregate amount of $672,126. In December 2006, Tuorong entered into a Compensation Agreement with the Shanghai Jiading Housing, Land and Resource Management Bureau to pay an aggregate amount of $637,294 in connection to the two aforementioned parcels.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. We expect a decision within the next eight (8) months. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

In addition to the above, certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors are seeking to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. This action is in its early stages. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is or will be materially adversely affected.

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

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2013
1st Quarter	$3.38	$0.21
2nd Quarter	2.34	1.35
3rd Quarter	2.23	1.49
4th Quarter	1.49	1.20

Year Ended June 30, 2012
1st Quarter	$1.17	$0.52
2nd Quarter	0.57	0.33
3rd Quarter	0.69	0.35
4th Quarter	0.47	0.24

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of September 25, 2013, there were approximately 9,712 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2013 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2013.

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

●	Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2013 and are important in understanding the results of operations and financial condition or disclose known trends.

●	Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2013. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

●	Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2013. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability and cash flows. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) improve production management and increase quality control; (4) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products; and (5) strengthening efforts of accounts receivables collection and limiting further credit sales. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and a credit crunch which have caused many difficulties faced by businesses.

Recent Developments

On August 13, 2012, October 9, 2012, and on May 9, 2013 respectively, each of Che Kin Lui, Daniel Carlson and David Peter Wong resigned from their respective positions as members of the Company’s Board of Directors for personal reasons and not because of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. While Mr. Carlson served as a non-executive and non-voting Director, Mr. Lui and Mr. Wong each served as an independent member of the Board and also served on the Company’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee. On May 9, 2013, the Board approved the appointment of Mr. Li Jian Lin as a member of the Board and as Chairman of the Audit Committee of the Company, effective July 1, 2013. As a result, the Company’s Board currently consists of two independent members of the Board and Audit Committee. The Company is currently in the process of vetting suitable candidates to fulfill the composition requirements set forth in the NASDAQ’s Listing Rule 5605 of at least three independent members on the Audit Committee. Such appointment will be announced as soon as it is completed.

Fiscal 2013 Financial Performance Highlights

During the year ended June 30, 2013, we saw a substantial reduction in demand for our cold rolled steel products coupled with lower selling prices, which have substantially and adversely impacted our gross margin. Tightened credit, slowing growth in China and overcapacity in the steel sector have caused large losses across the industry during Calendar year 2012. We have also made substantial provisions for our accounts receivable and advances to suppliers for the year ended June 30, 2013 due to slow turnover and risks of recoverability, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past two years.

During the year ended June 30, 2013, we sold a total of 56,232 tons of products, a decrease of 115,333 tons from 171,565 tons a year ago, largely due to the decrease in sales of low-carbon cold-rolled steel products. Our average cost per unit sold decreased 0.9% while average selling prices decreased 22.0% year-on-year, mainly due to increases in factory overhead and direct labor cost per unit sold as a result of the substantially reduced total units sold. Decreased sales volume coupled with a substantial allowance for bad and doubtful debts of $41,466,990 led to a net loss of $68,939,386 for the year ended June 30, 2013. Total company backlog as of June 30, 2013 was $7,576,418.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,873,871. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Each of the banks also have the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company has suffered a very significant loss in the year ended June 30, 2013. Operating cash flows have also been significantly adversely impacted by the slow turnover of our accounts receivable. We also expect the ongoing credit tightening in China and the slowdown of the Chinese economy to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the year ended June 30, 2013:

●	Revenues: Our revenues were approximately $36.5 million for the year, a decrease of 74.5% from last year.

●	Gross Margin: Gross margin was (32.2%) for the year, compared to (4.1%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $68.9 million for the year, compared to a loss of approximately $17.0 million last year.

●	Net loss: Net loss was approximately $68.9 million for the year, compared to a net loss of approximately $17.0 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $17.76 for the year, compared to a loss per share of $4.37 last year.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2013 and 2012 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Revenues	36,527,550	100.0	142,973,631	100.0
Cost of sales (including depreciation and amortization)	48,301,295	132.2	148,780,427	104.1
Gross loss	(11,773,745)	(32.2)	(5,806,796)	(4.1)
Selling expenses	112,991	0.3	209,793	0.1
Administrative expenses	2,465,576	6.7	2,684,432	1.9
Bad debts written off	14,147,604	38.7	-	-
Allowance for bad and doubtful debts	41,466,990	113.5	5,022,138	3.5
Depreciation and amortization	199,885	0.5	216,444	0.2
Loss from operations	(70,166,791)	(192.1)	(13,939,603)	(9.7)
Other income	4,784,116	13.1	89,604	0.1
Interest and finance costs	(3,556,711)	(9.7)	(3,104,207)	(2.2)
Loss from operations before income tax	(68,939,386)	(188.7)	(16,954,206)	(11.9)
Income tax (benefit)	-	(0.0)	(5,061)	(0.0)
Net loss	(68,939,386)	(188.7)	(16,949,145)	(11.9)
Basic (loss) per share	(17.76)		(4.37)
Diluted (loss) per share	(17.76)		(4.37)

Sales Revenues

Sales volume decreased by 115,333 tons, or 67.2%, year-on-year, to 56,232 tons for the year ended June 30, 2013, from 171,565 tons for the year ended June 30, 2012 and as a result, sales revenues decreased by $106,446,081, or 74.5%, year-on-year, to $36,527,550 for the year ended June 30, 2013, from $142,973,631 for the year ended June 30, 2012. The decrease in sales revenues year-on-year is attributable to the substantial decrease in demand for low-carbon products as well as decrease in average selling prices.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2013 and 2012 is as follows:

	2013			2012			Year-on-
	Quantity		% of	Quantity		% of	Year Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low carbon hard rolled	4,818	3,558,582	10	10,126	7,512,713	5	(5,308)
Low carbon cold-rolled	29,813	18,302,075	50	133,055	105,893,793	74	(103,242)
High-carbon hot-rolled	2,560	1,117,042	3	5,064	6,138,916	4	(2,504)
High-carbon cold-rolled	16,702	12,825,599	35	19,796	20,043,175	14	(3,094)
Subcontracting income	2,339	155,846	<1	3,524	1,144,270	1	(1,185)
Sales of scrap	-	568,406	2	-	2,240,764	2	-
Total	56,232	36,527,550	100	171,565	142,973,631	100	(115,333)

There were different trends of demand across various product categories during the year ended June 30, 2013. Low-carbon cold-rolled steel products accounted for 50% of the current sales mix at an average selling price of $614 per ton for the year ended June 30, 2013, compared to 74% of the sales mix at an average selling price per ton of $796 for the year ended June 30, 2012. The decrease in demand in this category was a result of largely decreased orders of steel used in the production of home appliances and steel roofing materials as a result of slowing in domestic consumer spending in these segments during the year. Low-carbon hard-rolled steel products accounted for 10% of the current sales mix at an average selling price of $739 per ton for the year ended June 30, 2013, compared to 5% of the sales mix at an average selling price per ton of $742 for the year ended June 30, 2012, the sales revenue of this category decreased due to RMB appreciation year-on-year which has made our pricing less attractive in the export market. High-carbon cold-rolled steel products accounted for 35% of the current sales mix at an average selling price of $768 per ton for the year ended June 30, 2013, compared to 14% of the sales mix at an average selling price of $1,012 for the year ended June 30, 2012. The products in this category are mainly used in the automobile industry and the decrease in sales volume year-on-year was a result of the slowing growth of automobile sales in the PRC market. Subcontracting income revenues accounted for $155,846, or less than 1%, of the sales mix for the year ended June 30, 2013, a decrease from $1,144,270, or 1%, of the sales mix for the year ended June 30, 2012. The products in this category are mostly high-carbon products and mainly used in electrical engineering and industrial grade tooling materials, for which we received limited orders during the year ended June 30, 2013.

	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	739	742	(3)	(0.4)
Low-carbon cold-rolled	614	796	(182)	(22.9)
High-carbon hot-rolled	436	1,212	(776)	(64.0)
High-carbon cold-rolled	768	1,012	(244)	(24.1)
Subcontracting income	67	325	(258)	(79.4)

The average selling price per ton decreased to $650 for the year ended June 30, 2013, compared to $833 in 2012, representing a decrease of $183, or 22.0%, year-on-year. This decrease was mainly due to decreases in steel prices and therefore our selling prices due to a slowdown of the Chinese economy and oversupply of steel products in the market during the year. There were decreases in average selling prices across all product categories during the year ended June 30, 2013.

Sales Breakdown by Major Customer

	2013				2012
Customers	$		% of Sales		$		% of Sales
Shanghai Hongyu Metal Co., Ltd.	6,290,377		17		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd	5,278,035		15		11,169,785		8
Shanghai Wozi Jintian Blade Co., Ltd.	2,482,139		7		-	*	-	*
Ludi Energy Group Co., Ltd.	1,993,226		5		-	*	-	*
Unimax & Far Corporation	1,913,491		5		-	*	-	*
Shanghai Shengdejia Metal Co., Ltd	-	*	-	*	17,829,967		12
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	14,842,069		11
Hangzhou Cogeneration Co., Ltd.	-	*	-	*	13,101,996		9
Zhejiang Yongfeng Steel Co., Ltd.	-	*	-	*	10,408,914		7
	17,957,268		49		67,352,731		47
Others	18,570,282		51		75,620,900		53
Total	36,527,550		100		142,973,631		100

* Not major customers for the relevant years

Sales revenue generated from our top five major customers as a percentage of total sales was 49% and 47% for the years ended June 30, 2013 and 2012, respectively. Sales to Shanghai Hongyu Metal Co., Ltd., Shanghai Wozi Jintian Blade Co., Ltd., Ludi Energy Group Co., Ltd. And Unimax & Far Corporation, new major customers for the year ended June 30, 2013, accounted for 34% of our sales revenues. The change in customer mix reflects management’s efforts in expanding our customer base and repositioning our products mix during the course of the year.

Cost of Goods Sold

Cost of sales decreased by $100,479,132, or 67.5%, year-on-year, to $48,301,295 for the year ended June 30, 2013, from $148,780,427 for the year ended June 30, 2012. Cost of sales represented 132.2% of sales revenues for the year ended June 30, 2013, compared to 104.1% for the year ended June 30, 2012. Average cost per unit sold slightly decreased to $859 for the year ended June 30, 2013, compared to $867 for the year ended June 30, 2012, representing a decrease of $8 per ton, or 0.9%, year-on-year.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	38,254,765	135,715,619	(97,460,854)	(71.8)
- Direct labor	547,839	585,332	(37,493)	(6.4)
- Manufacturing overhead	9,498,691	12,479,476	(2,980,785)	(23.9)
	48,301,295	148,780,427	(100,479,132)	(67.5)
Cost per unit sold
Total units sold (tons)	56,232	171,565	(115,333)	(67.0)
Average cost per unit sold ($/ton)	859	867	(8)	(0.9)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in cost of raw materials per unit sold of $111, or 14.0%, from $791 for the year ended June 30, 2012, to $680 for the year ended June 30, 2013;

●	an increase in factory overhead per unit sold of $96, or 131.5%, from $73 for the year ended June 30, 2012, to $169 for the year ended June 30, 2013; and

●	an increase in direct labor per unit sold of $7, or 233.3%, from $3 for the year ended June 30, 2012, to $10 for the year ended June 30, 2013.

Because of the downward trend in steel prices and the substantial decrease in sales volume during the year, the cost of raw materials consumed decreased by $97,460,854, or 71.8%, year-on-year, to $38,254,765 for the year ended June 30, 2013, from $135,715,619 for the year ended June 30, 2012.

Direct labor costs decreased by $37,493, or 6.4%, year-on-year, to $547,839 for the year ended June 30, 2013, from $585,332 for the year ended June 30, 2012.

Manufacturing overhead costs decreased by $2,980,785, or 23.9%, year-on-year, to $9,498,691 for the year ended June 30, 2013, from $12,479,476 for the year ended June 30, 2012. The decrease was mainly attributable to the combined effect of a decrease in utilities of $1,575,449, or 48.1%, year-on-year, to $1,702,507 for the year ended June 30, 2013, from $3,277,956 for the year ended June 30, 2012 and a decrease in low consumables of $679,972, or 36.6%, year-on-year, to $1,179,409 for the year ended June 30, 2013, from $1,859,381 for the year ended June 30, 2012. The substantially decreased units sold, year-on-year, have led to an increase in average manufacturing overhead cost per unit sold of 131.5% due to decreased economies of scale.

Gross Loss

Gross loss increased by $5,966,949, or 102.8%, year-on-year, to $11,773,745 for the year ended June 30, 2013, from a gross loss of $5,806,796 for the year ended June 30, 2012. Gross profit margin decreased to (32.2)% for the year ended June 30, 2013, from (4.1)% for the year ended June 30, 2012. The decrease in gross profit margin is mainly attributable to the effect of a 22.0% decrease in average selling prices, year-on-year, due to slowing demand and falling steel prices during the year ended June 30, 2013.

Selling Expenses

Selling expenses decreased by $96,802, or 46.1%, year-on-year, to $112,991 for the year ended June 30, 2013, from $209,793 in 2012. The decrease was mainly attributable to less selling expenses associated with lower sales revenues year-on-year.

Administrative Expenses

Administrative expenses decreased by $218,856, or 8.2%, year-on-year, to $2,465,576 for the year ended June 30, 2013, compared to $2,684,432 for the year ended June 30, 2012. This was chiefly due to lower wages paid out on lower average headcount during the year ended June 30, 2013.

Bad debts written off

Bad debts written off for the year ended June 30, 2013 was in the amount of $14,147,604, compared to $nil for the year ended June 30, 2012, mainly due to write off of long-outstanding receivables and advances according to management’s assessment.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $36,444,852 year-on-year. Allowance recognized for the year ended June 30, 2013 was in the amount of $41,466,990 in accordance with our policy for allowance for bad and doubtful debts set forth under the ”Critical Accounting Policies and Estimates” heading in this report. Included in this amount is $28,089,004 for provision for accounts receivable bad debts, $19,348,204 for provision for advances to suppliers bad debts, $1,266,064 for reversal of provision for accounts receivable bad debts, and $4,704,154 for reversal of provision for advances to suppliers bad debts.

Loss from Operations

Loss from operations increased by $56,227,188, or 403.4%, year-on-year, to $70,166,791 for the year ended June 30, 2013 from a loss of $13,939,603 for the year ended June 30, 2012, as a result of the factors discussed above.

Other Income

Other income increased $4,694,512 or 5,239.2%, to $4,784,116 for the year ended June 30, 2013 from $89,604 for the year ended June 30, 2012. As a percentage of revenues, other income increased to 13.1% for the year ended June 30, 2013 from less than 0.1% for the year ended June 30, 2012. The increase in other income was primarily due to reversal of certain other payables during the year ended June 30, 2013 as these payables are no longer required from us.

Interest Expense

Total interest expense increased $452,504, or 14.6%, to $3,556,711 for the year ended June 30, 2013, from $3,104,207 for the year ended June 30, 2012 due to the accrual of overdue and penalty interest resulting from our loan default during the year ended June 30, 2013.

Income Tax

For the year ended June 30, 2013, we recognized no income tax benefit or expense, compared to an income tax benefit of $5,061 for the year ended June 30, 2012. The decrease of $5,061, or 100.0%, was due to a net loss for the year ended June 30, 2013 and tax refund received as a result of the net loss in 2012.

Net Loss

Net loss increased by $51,990,241, or 306.7%, year-on-year, to $68,939,386 for the year ended June 30, 2013, compared to $16,949,145 for the year ended June 30, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, the major factors being a substantial decrease in sales revenues, a negative gross profit margin, and a substantial allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have historically met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2013, we had cash and cash equivalents of approximately $0.1 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Year Ended June 30,
	2013	2012
Net cash (used in)/provided by operating activities	$(178,047)	$1,832,228
Net cash (used in) investing activities	(492,263)	(284,149)
Net cash (used in) financing activities	(757,381)	(2,697,352)
Net cash flows	(1,527,562)	(1,104,949)

Net cash flows used in operating activities for the year ended June 30, 2013 were $178,047 as compared to net cash flows provided by operating activities of $1,832,228 for the year ended June 30, 2012, for a net decrease of $2,010,275. This decrease was mainly due to an increase in cash outflows from other taxes payable of $2,492,303, a decrease in cash inflows from advances to suppliers of $9,168,513, offset by an increase in cash inflows from accounts payable and accrued expenses of $1,590,725 during the year ended June 30, 2013.

For the year ended June 30, 2013, sales revenues generated from the top five major customers as a percentage of total sales were 49%, compared with 47% for the prior year. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. In addition, we have made substantial provisions for our accounts receivable and advances to suppliers for the year ended June 30, 2013 due to slow turnovers and risks of recoverability, a trend that is strongly correlated to those of the companies in the coal and steel sectors in China during the past two years. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy have had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in further unrecoverable losses on our accounts receivable. We will regularly review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Net cash flows used in investing activities for the year ended June 30, 2013 was $492,263, as compared with $284,149 for the year ended June 30, 2012. Our main uses of cash for investing activities during the year ended June 30, 2013 were for the purchase of property, plant and equipment to complement our existing production facilities.

We forecast low capital expenditures in the coming years as the Company does not have any expansion plans as at June 30, 2013.

Financing Activities

Net cash flows used in financing activities for the year ended June 30, 2013 were $757,381, as compared to $2,697,352 for the year ended June 30, 2012, for a net decrease of $1,939,971. During the year ended June 30, 2013, the Company made a partial repayment of short-term loans in the amount of $757,381.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,228,722. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $59,278,576, or 51.3%, year-on-year, to $56,301,263 as of June 30, 2013, from $115,579,839 as of June 30, 2012, principally as a result of a decrease in advances to suppliers of $28,079,837, or 75.1%, year-on-year, and a decrease in accounts receivable of $29,636,193 or 50.1%, year-on-year, due to the substantial allowance for bad and doubtful debts made during the year ended June 30, 2013.

Accounts receivable, representing 52.4% of total current assets as of June 30, 2013, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts.

As we expect the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy to continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, we have largely limited further credit sales and will only offer credit terms to customers with good payment histories.

To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2013, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. We will also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. Any such additional bad debt charges could materially and adversely affect our future operating results.

The following table reflects the aging of our accounts receivable based on due date as of June 30, 2013 and 2012:

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

June 30, 2012

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	62,348,544	24,573,802	4,167,802	9,451,142	18,940,851	3,964,416	1,250,531
%	100	40	7	15	30	6	2

Current Liabilities

Current liabilities increased by $342,067, or 0.5%, year-on-year, to $67,017,943 as of June 30, 2013, from $66,675,876 as of June 30, 2012. We have classified all of the remaining balance of our long-term loan as current liabilities as we have defaulted on the principal and interest repayment obligations of such loan in June 2012. The Company is currently in discussions with its bank regarding the possibility to restructure the loan for repayment but has not yet agreed on specific terms. Until such agreement is reached, the bank has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement.

As of June 30, 2013, we also had $28,028,722 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with its bank regarding the possibility to restructure the loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the year ended June 30, 2013, we invested $489,526 in purchases of property, plant and equipment, and construction projects in relation to the additional equipment to complement our existing production facilities.

Loan Facilities

The following table illustrates our credit facilities as of June 30, 2013, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	8,171,612 (50,154,084)

Raiffeisen Zentralbank Österreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	19,857,110 (121,875,000)
$28,028,722

DEG – Deutsche Investitions – und Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$ RMB	16,200,000 (99,429,120)
$16,200,000

Total						$44,228,722

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company has defaulted on this repayment obligation, as well as on repayment of the June 15, 2011 installment. The Company is currently in discussions with DEG regarding the possibility to restructure the loan for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement. DEG may also take possession of the collateral granted in connection with their respective loan agreements, which would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG or otherwise fulfill its obligations under the loan.

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB,” pursuant to which the Company borrowed an aggregate of $28,028,722 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the possibility to restructure the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2013, including the foregoing debt obligations comprised of principal and interest payments:

	Payments Due By Year

	Total	Fiscal Year 2014	Fiscal Year 2015-2016	Fiscal Year 2017-2018	Fiscal Years 2019 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$30,062,626	$30,062,626	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,996,191	$16,996,191	$-	$-	$-
	$47,058,817	$47,058,817	$-	$-	$-

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

Accounts receivable is recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. However, we note that the continuation or intensification of the current global economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2013 and 2012, the Company had $30,642,373 and $3,231,613 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $28,089,004 and $2,150,984 recognized for the years ended June 30, 2013 and 2012, respectively. There was a reversal of provision for bad debts of $1,266,064 and $nil recognized for the years ended June 30, 2013 and 2012, respectively.

Advances to Suppliers

In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. In general, we do not provide allowances against advances paid to those PRC state-owned companies as there is minimal risk of default. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2013 and 2012, the Company had made allowances of advances to suppliers of $19,689,609 and $4,623,323, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. During the year ended June 30, 2013, due to stricter environmental rules imposed by the Chinese government on steel manufacturers as part of the ongoing industry reform, one of our suppliers were ordered by the relevant authority to halt all production as nearby residents are exposed to dangerous pollution caused by its production and waste. We believe we will be not able to recover these advances paid to this supplier and have provided provision on such advances. There was a provision for advances to suppliers bad debts of $19,348,204 and $2,871,154 recognized for the years ended June 30, 2013 and 2012, respectively. There was a reversal of provision for advances to suppliers bad debts of $4,704,154 and $nil recognized for the years ended June 30, 2013 and 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

There was an inventory provision of $518,184 and $350,817 for the years ended June 30, 2013 and 2012, respectively.

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2013, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test in accordance with ASC360. As the fair market value substantially exceeds the carrying value of our land use rights due to appreciation in the value of land use rights in China in the past decade, no impairment charges were recognized for the relevant year. As of June 30, 2013, the Company expects these assets to be fully recoverable based on the result of the impairment test.

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

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and, if necessary, adjusting the assets to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment. As of June 30, 2013, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed undiscounted cash flows based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. We estimated volume sold and the sales revenues based upon prices at which Management reasonably estimates them to be sold in the next ten years. In performing the impairment test, Management also made assumptions that the Company would be able to restructure its defaulted bank loans with favorable and less favorable terms, respectively. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the year ended June 30, 2013, we did not have any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of June 30, 2013 and 2012 begins on page F-1 of this report.

CHINA PRECISION STEEL, INC.

INDEX TO FINANCIAL STATEMENTS FOR THE YEARS

ENDED JUNE 30, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheets of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1 to the consolidated financial statements) as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012, and the results of its operations and cash flows for each of the two years in the period ended June 30, 2013, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2, 13 and 14 to the consolidated financial statements, the Company has suffered a very significant loss in the year ended June 30, 2013 and defaulted on interest and principal repayments of bank borrowings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 13 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens

Certified Public Accountants

Hong Kong

October 11, 2013

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

	Notes	June 30, 2013	June 30, 2012

Assets

Current assets
Cash and cash equivalents		$75,243	$1,602,805
Accounts receivable
Trade, net of allowances of $30,642,373 and $3,231,613 at June 30, 2013 and 2012, respectively	5	29,480,738	59,116,931
Bills receivable		94,089	173,089
Other		1,041,255	1,117,243
Inventories, net	8	15,837,201	15,516,220
Prepaid expenses		467,890	668,867
Advances to suppliers, net of allowance of $19,689,609 and $4,623,323 at June 30, 2013 and 2012, respectively	9	9,304,847	37,384,684

Total current assets		56,301,263	115,579,839

Property, plant and equipment
Property, plant and equipment, net	10	61,366,745	67,752,991
Construction-in-progress	11	255,996	233,512

		61,622,741	67,986,503

Intangible assets, net	12	1,903,675	1,880,129

Goodwill		99,999	99,999

Total assets		$119,927,678	$185,546,470

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	13	$28,028,722	$27,246,477
Long-term loan - current portion	14	16,200,000	16,200,000
Accounts payable and accrued liabilities		7,044,007	6,772,892
Advances from customers		1,456,420	2,253,956
Other taxes payables		8,295,220	8,446,373
Current income taxes payable		5,993,574	5,756,178

Total current liabilities		67,017,943	66,675,876

Long-term loan	14	-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 8,000,000 shares authorized, no shares outstanding at June 30, 2013 and 2012, respectively	15
Common stock: $0.001 par value, 62,000,000 shares authorized, 3,880,866 issued and outstanding at June 30, 2013 and 2012, respectively	15	3,880	3,880
Additional paid-in capital	15	75,685,066	75,685,066
Accumulated other comprehensive income		22,075,822	19,097,295
(Accumulated deficit)/retained earnings		(44,855,033)	24,084,353

Total stockholders’ equity		52,909,735	118,870,594

Total liabilities and stockholders’ equity		$119,927,678	$185,546,470

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Years E7nded June 30, 2013 and 2012

	Notes	2013	2012

Sales revenues		$36,527,550	$142,973,631
Cost of goods sold		48,301,295	148,780,427
Gross (loss)		(11,773,745)	(5,806,796)

Operating expenses
Selling expenses		112,991	209,793
Administrative expenses		2,465,576	2,684,432
Bad debts written off		14,147,604	-
Allowance for bad and doubtful debts		41,466,990	5,022,138
Depreciation and amortization expense		199,885	216,444

Total operating expenses		58,393,046	8,132,807

(Loss) from operations		(70,166,791)	(13,939,603)

Other income/(expense)
Other revenues		4,784,116	89,604
Interest and finance costs		(3,556,711)	(3,104,207)

Total other income/(expense)		1,227,405	(3,014,603)

(Loss) from operations before income tax		(68,939,386)	(16,954,206)

Provision for income tax	16
Current		-	(5,061)

Total income tax (benefit)		-	(5,061)

Net (loss)		$(68,939,386)	$(16,949,145)

Basic (loss) per share	17	$(17.76)	$(4.37)

Basic weighted average shares outstanding		3,880,866	3,880,866

Diluted (loss) per share	17	$(17.76)	$(4.37)

Diluted weighted average shares outstanding		3,880,866	3,880,866

Components of comprehensive (loss):
Net (loss)		$(68,939,386)	$(16,949,145)
Other comprehensive income:
Foreign currency translation adjustment		2,978,527	2,275,110

Comprehensive (loss)		$(65,960,859)	$(14,674,035)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2013 and 2012

				Accumulated	Retained
			Additional	Other	Earnings/	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Share	Amount	Capital	Income	Deficit)	Equity
Balance at June 30, 2011	3,880,866	$3,880	$75,685,066	$16,822,185	$41,033,498	$133,544,629

Foreign currency translation adjustment	-	-	-	2,275,110	-	2,275,110
Net loss	-	-	-	-	(16,949,145)	(16,949,145)

Balance at June 30, 2012	3,880,866	3,880	75,685,066	19,097,295	24,084,353	118,870,594

Foreign currency translation adjustment	-	-	-	2,978,527	-	2,978,527
Net loss	-	-	-	-	(68,939,386)	(68,939,386)

Balance at June 30, 2013	3,880,866	$3,880	$75,685,066	$22,075,822	$(44,855,033)	$52,909,735

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2013 and 2012

	2013	2012

Cash flows from operating activities
Net (loss)	$(68,939,386)	$(16,949,145)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,104,176	9,043,993
Allowance for bad and doubtful debts	47,437,208	5,022,138
Reversal of provision for bad and doubtful debts	(5,970,218)	-
Bad debts written off	14,147,604	-
Other income - write off of accounts payable and other payables	(3,116,535)	-
Other income - write off of advances from customers	(984,970)	-
Inventory provision	518,184	350,817
Gain on disposal of property, plant and equipment	-	(36,993)
Net changes in assets and liabilities:
Accounts receivable, net	3,328,317	(19,407,494)
Inventories	(298,456)	9,637,950
Prepaid expenses	212,651	(31,828)
Advances to suppliers	1,464,390	10,632,903
Accounts payable and accrued expenses	3,211,106	1,620,381
Advances from customers	124,940	(60,058)
Other taxes payable	(450,470)	2,041,833
Current income taxes	33,412	(32,269)

Net cash (used in)/provided by operating activities	(178,047)	1,832,228

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(489,526)	(340,155)
Purchases of intangible assets	(2,737)	-
Proceeds from disposal of property, plant and equipment	-	56,006

Net cash (used in) investing activities	(492,263)	(284,149)

Cash flows from financing activities
Repayments of short-term loans	(757,381)	(2,697,352)

Net cash (used in) financing activities	(757,381)	(2,697,352)

Effect of exchange rate	(99,871)	44,324

Net (decrease) in cash	(1,527,562)	(1,104,949)

Cash and cash equivalents, beginning of year	1,602,805	2,707,754

Cash and cash equivalents, end of year	$75,243	$1,602,805

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$829,234	$2,000,125
Taxes	$-	$27,225

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

2. Basis of Preparation of Financial Statements

The financial statements have been prepared in order to present the consolidated financial position and consolidated results of operations in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are expressed in terms of US dollars (see Note 3 “Functional Currency and Translating Financial Statements” below).

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $44,228,772. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The consolidated balance sheets as of June 30, 2013 and 2012 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong, collectively referred to as “the Group”. The consolidated statements of operations for the years ended June 30, 2013 and 2012 include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford and Tuorong. Intercompany items have been eliminated.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2013 and 2012, the Company had $30,642,373 and $3,231,613 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $28,089,004 and $2,150,984 recognized for the years ended June 30, 2013 and 2012, respectively. There was a reversal of provision for bad debts of $1,266,064 and $nil recognized for the years ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013 and 2012, the Company had $937,695 and $396,322 of inventory provision, respectively. There was an inventory provision of $518,184 and $350,817 for the years ended June 30, 2013 and 2012, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2013 and 2012, the Company had made allowances of advances to suppliers of $19,689,609 and $4,623,323, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. During the year ended June 30, 2013, due to stricter environmental rules imposed by the Chinese government on steel manufacturers as part of the ongoing industry reform, one of our suppliers was ordered by the relevant authority to halt all production as nearby residents are exposed to dangerous pollution caused by its production and waste. We believe we will be not able to recover these advances paid to this supplier and have provided provision on such advances. There was a provision for advances to suppliers bad debts of $19,348,204 and $2,871,154 recognized for the years ended June 30, 2013 and 2012, respectively. There was a reversal of provision for advances to suppliers bad debts of $4,704,154 and $nil recognized for the years ended June 30, 2013 and 2012, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2013 and 2012, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2013 and 2012.

At June 30, 2013 and 2012, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2009 through 2012 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2009.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Value added tax

Under the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax and its Implementing Rules, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

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

For the years ended June 30, 2013 and 2012, the Company’s pension cost charged to the statements of operations under the plan amounted to $249,567 and $264,258, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2013 and 2012 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Use of Estimates – The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the years ended June 30, 2013 and 2012 is as follows:

F-10

	2013				2012
a. Customers	$		% to sales		$		% to sales
Shanghai Hongyu Metal Co., Ltd.	6,290,377		17		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	5,278,035		15		-	*	-	*
Shanghai Shengdejia Metal Co. Ltd	-	*	-	*	17,829,967		12
Shanghai Changshuo Steel Company, Ltd	-	*	-	*	14,842,069		11

* Not 10% customers for the relevant years

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the years ended June 30, 2013 and 2012 is as follows:

	2013				2012
b. Suppliers	$		% to Purchases		$		% to purchases
Maoxun Trading Co., Ltd.	4,640,101		14		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	3,122,782		10		-	*	-	*
Dachang Huizu Baosheng Steel Products Co., Ltd.	-	*	-	*	31,035,606		26
Hebei Nuojin Trading Co., Ltd.	-	*	-	*	28,581,403		24
Wuxi Hangda Trading Co., Ltd.	-	*	-	*	14,389,057		12

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $29,480,738 and $59,116,931 as of June 30, 2013 and 2012, respectively.

Accounts receivable are regularly reviewed for changes from the historic collection experience to ensure the appropriateness of the allowances. These estimates have been relatively accurate in the past and currently there is no need to revise such estimates. However, we will review such estimates more frequently when needed, and make revisions if necessary. The continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us. A significant change in our collection experience, deterioration in the aging of receivables and collection difficulties could require that we increase our estimate of the allowance for doubtful accounts. Any such additional bad debt charges could materially and adversely affect our future operating results.

6. Valuation and Qualifying Accounts

		Additions	Deductions/
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	Charged to	Exchange	End of
Description	of Year	Expenses	Allowance	Difference	Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2012	1,063,620	2,150,984	-	17,009	3,231,613
Year ended June 30, 2013	3,231,613	28,089,004	(1,266,064)	587,820	30,642,373

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2012	1,724,275	2,871,154	-	27,894	4,623,323
Year ended June 30, 2013	4,623,323	19,348,204	(4,704,154)	422,236	19,689,609

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2012	4,370,401	4,311,949	-	37,589	8,719,939
Year ended June 30, 2013	8,719,939	15,024,088	-	309,011	24,053,038

7. Condensed Financial Information of Parent Company

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our subsidiaries in the PRC are also required to set aside a portion of their after tax profits according to Chinese accounting standards and regulations to fund certain reserve funds. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years. In accordance with Rule 504/4.08 (e) (3) of Regulation S-X, the following are condensed parent company only financial statements as of and for the two years ended June 30, 2013 and 2012.

China Precision Steel, Inc.

Condensed Parent Company Only Balance Sheets

June 30, 2013 and 2012

	2013	2012
Cash and cash equivalents	$2,400	$29,235
Prepayments	270,262	339,433
Total current assets	272,662	368,668

Property, plant and equipment	2,111	2,938
Investment in subsidiaries, reported on equity method	(9,615,599)	55,471,427
Advances to subsidiaries	62,520,206	63,266,786

Total assets	$53,179,380	$119,109,819

Current liabilities:
Accounts payable	$265,079	$234,659
Accrued expenses	4,566	4,566
Total current liabilities	$269,645	$239,225

Stockholders’ equity:
Common stock, $.001 par value; 62,000,000 shares authorized; 3,880,866 shares issued and outstanding at June 30, 2013 and 2012, respectively	3,880	3,880
Additional paid-in capital	75,685,066	75,685,066
Other comprehensive income	22,075,822	19,097,295
Retained earnings/accumulated deficit	(44,855,033)	24,084,353

Total stockholders’ equity	$52,909,735	$118,870,594

Total liabilities and stockholders’ equity	$53,179,380	$119,109,819

China Precision Steel, Inc.

Condensed Parent Company Only Income Statements

For the Years Ended June 30, 2013 and 2012

	2013	2012

Sales	$-	$-

Operating and administrative expenses:
General and administrative expenses	873,932	882,273
Loss from operations	(873,932)	(882,273)

Other income:
Interest income	99	418
Other income	-	52,153
Equity in earnings of unconsolidated subsidiaries	(68,065,553)	(16,119,443)
(Loss) before income taxes	(68,939,386)	(16,949,145)

Provision for income taxes	-	-

Net (loss)	$(68,939,386)	$(16,949,145)

The components of comprehensive (loss):
Net (loss)	$(68,939,386)	$(16,949,145)
Foreign currency translation adjustment	2,978,527	2,275,110

Comprehensive (loss)	$(65,960,859)	$(14,674,035)

China Precision Steel, Inc.

Condensed Parent Company Only Statements of Cash Flows

For the Years Ended June 30, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net (loss)	$(68,939,386)	$(16,949,145)
Adjustments to reconcile net income to operating activities -
Add: depreciation	827	681
Less: equity in earnings of unconsolidated subsidiaries	68,065,553	16,119,443
Net changes in assets and liabilities
Prepayments	69,171	81,421
Accounts payable	30,420	78,736
Net cash (used in) operating activities	(773,415)	(668,864)

Cash flows from investing activities:
Repayment of advances by subsidiaries	746,580	518,559
Purchase of fixed assets	-	(1,249)
Net cash provided by/(used in) investing activities	746,580	517,310

Effect of exchange rate change on cash and cash equivalents	-	-

Net (decrease) in cash and cash equivalents	(26,835)	(151,554)

Cash and cash equivalents, beginning of year	29,235	180,789

Cash and cash equivalents, end of year	$2,400	$29,235

Supplemental disclosures of cash flow information:
Interest paid, net of capitalized amounts	$-	$-
Income taxes paid	$-	$-

8. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $518,184 and $350,817 for the years ended June 30, 2013 and 2012, respectively. These amounts were recognized as a loss of the current period.

As of June 30, 2013 and 2012, inventories consisted of the following:

	June 30, 2013	June 30, 2012
At cost:
Raw materials	$1,502,235	$1,711,735
Work in progress	1,483,490	1,064,229
Finished goods	7,383,617	6,409,395
Consumable items	6,405,554	6,727,183
	16,774,896	15,912,542
Less: provision	(937,695)	(396,322)
	$15,837,201	$15,516,220

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $6,832,699 (June 30, 2012: $6,299,566) were pledged for short-term loans totaling $19,857,110 at June 30, 2013 (June 30, 2012: $19,354,534).

9. Advances to Suppliers

Cash advances are shown net of allowances of $19,689,609 and $4,623,323 at June 30, 2013 and 2012, respectively.

Due to an overall negative operating environment for steel businesses in China at present, caused by oversupply, increased cost of imported iron ore and tightened credit, we will regularly review our suppliers and our policy for provision for allowance for advances to suppliers to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.

10. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2013	June 30, 2012
Plant and machinery	$80,161,729	$77,064,727
Buildings	24,268,727	23,438,143
Motor vehicles	734,764	651,595
Office equipment	564,087	539,416
	105,729,307	101,693,881
Less: Accumulated depreciation	(44,362,562)	(33,940,890)
	$61,366,745	$67,752,991

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2013 and 2012, depreciation totaling $6,161,739 and $6,351,180, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $31,431,182 (June 30, 2012: $34,533,411) and $17,513,168 (June 30, 2012: $19,514,340) were pledged for short-term loans totaling $28,028,722 and long-term loans including current portion totaling $16,200,000, respectively, at June 30, 2013 (June 30, 2012: $27,246,477 and $16,200,000, respectively).

11. Construction-In-Progress

As of June 30, 2013 and 2012, construction-in-progress consisted of the following:

	June 30, 2013	June 30, 2012
Construction costs	$255,996	$233,512

Construction-in-progress represents construction and installations of annealing furnaces.

12. Intangible Assets

Land use rights amounting to $1,900,914 (June 30, 2012: $1,877,363) were pledged for short-term loans totaling $28,028,722 at June 30, 2013 (June 30, 2012: $27,246,477).

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

13. Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2013	June 30, 2012
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.2565% at June 30, 2013) per annum (Notes 10 and 12)	8,171,612	7,891,943

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at June 30, 2013) per annum (Notes 8, 10 and 12)	19,857,110	19,354,534

	$28,028,722	$27,246,477

The above bank loans outstanding at June 30, 2013 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at June 30, 2013 and 2012 was 7.26% and 7.26%, respectively. Principal and interest under the short-term loans totaling $28,028,722 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products and, improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products. The Company also made a partial repayment for its short-term loan from the deposit account held with RZB during the year ended June 30, 2013.

14. Long-Term Loan – Current Portion

	June 30, 2013	June 30, 2012
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.9148% at June 30, 2013) per annum (Note 10)	$16,200,000	$16,200,000

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

In June 2012, the Company defaulted on its semi-annual principal and interest repayment obligation. The Company is currently in discussions with DEG regarding a possibility to restructure the loan for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. DEG also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

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

Stock Warrants

On November 6, 2007, in connection with the Subscription Agreement, the Company issued to certain institutional accredited investors warrants to purchase 118,333 shares of Common Stock valued at $5,374,748, and Roth Capital Partners, LLC, as placement agent, received warrants to purchase 18,800 shares of Common Stock valued at $887,504. These amounts were recorded as syndication fees offsetting additional paid-in capital. Warrants issued to Roth Capital were not exercised and expired on November 5, 2010. Warrants issued to investors were not exercised and expired on May 5, 2013.

Information with respect to stock warrants outstanding is as follows:

Exercise Price	Outstanding June 30, 2012	Granted	Expired or Exercised	Outstanding June 30, 2013	Expiration Date
$101.40	118,333	-0-	118,333	-0-	May 5, 2013

16. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Deferred tax assets and liabilities:
Net operating loss carried forward	$11,247,441	$6,668,613
Temporary differences resulting from allowances	12,805,597	2,051,326
Net deferred income tax asset	$24,053,038	$8,719,939
Valuation allowance	(24,053,038)	(8,719,939)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of June 30, 2013. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Year ended June 30,
	2013	2012
Computed tax at the PRC statutory rate of 25%	$(17,395,501)	$(4,311,962)
Valuation allowance	15,333,099	4,349,538
Income not subject to tax	(41,896)	(37,589)
Expenses not deductible for tax	2,104,298	13
Overprovision	-	(5,061)
Income tax (benefit) per books	$-	$(5,061)

Income tax (benefit) consists of:

	Year ended June 30,
	2013	2012
Income tax (benefit) for the year – PRC	$-	$(5,061)
Deferred income tax benefit – PRC	-	-
Income tax (benefit) per books	$-	$(5,061)

17. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

For the year ended June 30, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2013:
Net (loss)	$(68,939,386)
Basic EPS (loss) available to common shareholders	$(68,939,386)	3,880,866	$(17.76)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(68,939,386)	3,880,866	$(17.76)
For the year ended June 30, 2012:
Net (loss)	$(16,949,145)
Basic EPS (loss) available to common shareholders	$(16,949,145)	3,880,866	$(4.37)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(16,949,145)	3,880,866	$(4.37)

18. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. We expect a decision within the next eight (8) months. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

In addition to the above, certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors are seeking to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. This action is in its early stages. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is or will be materially adversely affected.

Capital Commitments

As of June 30, 2013, the Company did not have any capital commitments (June 30, 2012: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC360, as of June 30, 2013, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the relevant year. As of June 30, 2013, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at June 30, 2013 was considered immaterial and not tested for impairment in accordance with ASC 350.

20. Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2013
	PRC	Foreign	Total
Revenue	$32,968,968	$3,558,582	$36,527,550
% of sales	90	10	100

	Year Ended June 30, 2013
	PRC	Foreign	Total
Revenue	$135,460,918	$7,512,713	$142,973,631
% of sales	95	5	100

21. Quarterly Data - Unaudited

The following table sets forth certain information regarding the Company’s results of operations for each full quarter within the fiscal years ended June 30, 2013 and 2012:

	Quarter Ended
	June 30,	March 31,	December 31,	September 30,
Fiscal 2013:
Revenues	$13,843,026	$8,563,497	$8,164,267	$5,956,760
Gross (loss)	(6,629,531)	(2,375,307)	(1,301,958)	(1,466,949)
Loss from operations before income tax	(40,345,203)	(13,487,395)	(10,884,505)	(4,222,283)
Net loss	(40,345,203)	(13,487,395)	(10,884,505)	(4,222,283)
Basic (loss) per share	$(10.40)	$(3.48)	$(2.80)	$(1.09)
Diluted (loss) per share	$(10.40)	$(3.48)	$(2.80)	$(1.09)

Fiscal 2012:
Revenues	$37,649,588	$29,494,865	$33,662,335	$42,166,843
Gross (loss)/profit	(2,952,641)	(1,117,208)	(1,798,717)	61,770
Loss from operations before income tax	(9,051,355)	(3,312,915)	(3,565,153)	(1,024,783)
Net loss	(9,019,105)	(3,313,023)	(3,537,922)	(1,079,095)
Basic (loss) per share	$(2.32)	$(0.85)	$(0.91)	$(0.28)
Diluted (loss) per share	$(2.32)	$(0.85)	$(0.91)	$(0.28)

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of this Update is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of June 30, 2013 our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2013, as our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended June 30, 2013, such as to contain a material misstatement.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2013, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Leada Tak Tai Li	33	Director (Chairperson), Chief Financial Officer
Hai Sheng Chen	50	Chief Executive Officer and Director
Zu De Jiang	67	Chief Operating Officer
Tung Kuen Tsui	68	Director
Jian Lin Li	42	Director

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

Jian Lin Li. Mr. Li has been a member of our Board of Directors since July 1, 2013. Mr. Li is currently a Partner and Director at Jonten Certified Public Accountants (“Jonten”). From October 2002 to August 2006, Mr. Li was the Department Manager at China Enterprise Appraisals Company. Prior to that, Mr. Li was the Project Manager at Shenzhen Huaxin CPA Firm from January 2001 to October 2002. Mr. Li graduated with a Bachelor’s degree in Accountancy from Hunan University of Commerce and is also a member of the Expert Advisory Committee for the Ministry of Information Industry, and a member of the Expert Advisory Committee for State-owned Assets Supervision and Administration Commission of Shenzhen.

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

Director	Titles	Material Qualifications
Leada Tak Tai Li	Director and Chairperson	●	Master in accounting and finance
		●	Knowledge of U.S. accounting and financial reporting standards
		●	Contributes invaluable long-term knowledge of our business and operations and of the steel industry and the cold rolling niche markets in China

Hai Sheng Chen	Director and Chief	●	Co-founder of the Company and its oldest subsidiary
	Executive Officer	●	EMBA in Business Administration
		●	Expertise in cold rolling and general knowledge of the steel industry with over 20 years of experience
		●	Contributes invaluable long-term knowledge of our business and operations and of the steel industry and the cold rolling niche markets in China

Tung Kuen Tsui	Director	●	Master in Business Administration
		●	Served with PricewaterhouseCoopers for 27 years prior to his retirement in 1998
		●	Knowledge of U.S. accounting and financial reporting standards.

Jian Lin Li	Director	●	In-depth knowledge of the business regulations in China
		●	Extensive experience in accounting and asset valuation covering a diverse range of industries
		●	Familiar with various accounting standards including the U.S. GAAP and International Accounting Standards

Family Relationships

There are no family relationships among any of our officers and directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Board Composition and Committees

Our Board of Directors currently consists of four members: Leada Tak Tai Li, Hai Sheng Chen, Tung Kuen Tsui and Jian Lin Li. Each of Che Kin Lui, Daniel Carlson and David Peter Wong, former members of our Board of Directors, resigned from their positions on the Company’s Board of Directors on August 13, 2012, October 9, 2012 and May 9, 2013, respectively. Each of Tung Kuen Tsui and Jian Lin Li serves on our Board of Directors as an “independent director” as defined by as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules and we are in the process of vetting candidates to serve as a third independent director to fill the vacancy left by Mr. Wong’s departure. Our Board of Directors has determined that Jian Lin Li possesses the accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 5605(c)(2)(A) of the NASDAQ Listing Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Audit Committee

Our independent directors, Tung Kuen Tsui, and Jian Lin Li, serve as members of our audit committee. Mr. Li serves as chair of the audit committee.

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

Compensation Committee

Our independent directors, Tung Kuen Tsui, and Jian Lin Li, serve as members of our compensation committee. Mr. Tung Kuen Tsui serves as Chair of the compensation committee.

Our compensation committee assists the Board in reviewing and approving the compensation structure of our directors and executive officers, including all forms of compensation to be provided to our directors and executive officers. Our chief executive officer may not be present at any committee meeting during which his compensation is deliberated. The compensation committee is responsible for, among other things:

●	approving and overseeing the compensation package for our executive officers;

●	reviewing and making recommendations to the Board with respect to the compensation of our directors;

●	reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our chief executive officer in light of those goals and objectives, and setting the compensation level of our chief executive officer based on this evaluation; and

●	reviewing periodically and making recommendations to the Board regarding any long-term incentive compensation or equity plans, programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Corporate Governance and Nominating Committee

Our independent directors, Tung Kuen Tsui, and Jian Lin Li, serve as members of our corporate governance and nominating committee. Mr. Tung Kuen Tsui serves as Chair of the corporate governance and nominating committee.

The corporate governance and nominating committee assists the Board of Directors in identifying individuals qualified to become our directors and in determining the composition of the Board and its committees. It is responsible for, among other things:

●	identifying and recommending to the Board nominees for election or re-election to the board, or for appointment to fill any vacancy;

●	reviewing annually with the Board the current composition of the Board in light of the characteristics of independence, age, skills, experience and availability of service to us;

●	identifying and recommending to the Board the directors to serve as members of the Board’s committees; and

●	monitoring compliance with our code of business conduct and ethics.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. During the fiscal year ended June 30, 2013, there were no waivers of our Code of Business Conduct and Ethics.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hai Sheng Chen, Chief	2013	29,400	-	-	-	29,400
Executive Officer	2012	28,391	-	-	-	28,391
Leada Tak Tai Li, Chairperson	2013	84,000	-	-	-	84,000
and Chief Financial Officer	2012	84,000	-	-	-	84,000

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of the named executive officers at year end. No equity awards were made during the year ended June 30, 2013.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the fiscal year ended June 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Che Kin Lui*	3,652	-	-	-	-	3,652
David Peter Wong*	36,016	-	-	-	-	36,016
Tung Kuen Tsui	36,000	-	-	-	-	36,000
Daniel Carlson*	9,783	-	-	-	-	9,783

* Che Kin Lui, Daniel Carlson, and David Peter Wong resigned from their positions on the Company’s Board of Directors on August 13, 2012, October 9, 2012, and May 9, 2013, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of September 25, 2013 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Hai Sheng Chen	Chief Executive Officer and Director	Common Stock, $0.001 par value	-	*
Leada Tak Tai Li	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	16,667	*
Zu De Jiang	Chief Operating Officer	Common Stock, $0.001 par value	-	*
Tung Kuen Tsui	Director	Common Stock, $0.001 par value	-	*
David Peter Wong	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (5 persons named above)			16,667	*
5% Security Holders
Wo Hing Li		Common Stock, $0.001 par value	1,279,103	33.0%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 3,880,866 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of September 25, 2013. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2013 for each category of our equity compensation plan:

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

Director Independence

Messrs. Tung Kuen Tsui, and Jian Lin Li each serves on our Board of Directors as an “independent director” as defined by Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by Moore Stephens for professional services rendered for the fiscal years ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Audit Fees	$174,000	$164,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$174,000	$164,000

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended June 30, 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated herein by reference to Annex 2 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

3.2	Bylaws (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on October 16, 2007)

4.1	Form of Warrant, dated November 6, 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.2	Warrant, dated November 6, 2007, issued to Roth Capital Partners LLC (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

4.3	Form of Warrant, dated February 2007 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.4	Warrant, dated February 22, 2007, issued to Belmont Capital Group Limited (incorporated herein by reference Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

4.5	Warrant, dated February 22, 2007, issued to CCG Elite Investor Relations (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.1	Form of Subscription Agreement, dated November 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.2	Form of Placement Agency Agreement, dated October 31, 2007 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2007)

10.3	Form of Stock Purchase Agreement, dated February 16, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.4	Form of Limited Standstill Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2007)

10.5	Redemption Agreement, dated December 28, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.6	Senior Loan Agreement, dated January 29, 2010, between Shanghai Blessford Alloy Co., Ltd. and DEG – Deutsche Investitions und Entwicklungsgessellschaft MBH (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2010)

10.7	China Precision Steel, Inc. 2006 Omnibus Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2007)

10.8	2006 Director Stock Plan, dated March 1, 2006 (incorporated herein by reference to Annex 3 to the Company’s Definitive Proxy Statement filed on November 22, 2006)

10.9	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Wo Hing Li (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.10	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Leada Tak Tai Li (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

10.11	Executive Employment Agreement, dated as of January 1, 2007, between the Company and Hai Sheng Chen (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2009)

14	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on September 15, 2010)

21	Subsidiaries of the Company (incorporated herein by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on September 15, 2008)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: October 11, 2013

CHINA PRECISION STEEL, INC.

By:	/s/ Hai Sheng Chen
Hai Sheng Chen
Chief Executive Officer

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hai Sheng Chen	Chief Executive Officer and Director	October 11, 2013
Hai Sheng Chen	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chair of the Board of Directors and Chief Financial Officer	October 11, 2013
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	October 11, 2013
Tung Kuen Tsui

/s/ Jian Lin Li	Director	October 11, 2013
Jian Lin Li