Form 10-Q
period 2013-09-30
China Precision Steel, Inc.
filed 2013-11-19
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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
87 Wing LokStreet,Sheungwan, Hong Kong
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q
Three Months Ended September 30, 2013

2

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.
 CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

3

China Precision Steel, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	Notes	September 30, 2013	June 30, 2013

Assets
Current assets
Cash and cash equivalents		$66,496	$75,243
Accounts receivable
Trade, net of allowances of $35,802,825 and $30,642,373 at September 30 and June 30, 2013, respectively	5	24,264,027	29,480,738
Bills receivable		-	94,089
Other receivable		1,108,601	1,041,255
Inventories, net	6	16,560,141	15,837,201
Prepaid expenses		325,707	467,890
Advances to suppliers, net of allowance of $19,803,917 and $19,689,609 at September 30 and June 30, 2013, respectively	7	11,560,317	9,304,847

Total current assets		53,885,289	56,301,263

Property, plant and equipment
Property, plant and equipment, net	8	59,289,484	61,366,745
Construction-in-progress	9	280,046	255,996

		59,569,530	61,622,741

Intangible assets, net	10	1,897,885	1,903,675

Goodwill		99,999	99,999

Total assets		$115,452,703	$119,927,678

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	11	$28,111,165	$28,028,722
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		9,086,933	7,044,007
Advances from customers		4,478,871	1,456,420
Other taxes payables		8,085,729	8,295,220
Current income taxes payable		6,011,203	5,993,574

Total current liabilities		71,973,901	67,017,943

Long-term loan	12	-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at September 30 and June 30, 2013, respectively	13	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,880,866 issued and outstanding at September 30 and June 30, 2013, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		22,222,029	22,075,822
Accumulated deficit		(54,432,173)	(44,855,033)

Total stockholders’ equity		43,478,802	52,909,735

Total liabilities and stockholders’ equity		$115,452,703	$119,927,678

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	Notes	2013	2012

Sales revenues		$11,765,387	$5,956,760
Cost of goods sold		14,759,646	7,423,709
Gross (loss)		(2,994,259)	(1,466,949)

Operating expenses

Selling expenses		31,168	29,273
Administrative expenses		447,431	442,615
Allowance for bad and doubtful debts		5,121,777	1,373,000
Depreciation and amortization expense		48,142	51,961

Total operating expenses		5,648,518	1,896,849

(Loss) from operations		(8,642,777)	(3,363,798)

Other income/(expense)

Other revenues		2,528	103
Interest and finance costs		(936,891)	(858,588)

Total other (expense)		(934,363)	(858,485)

(Loss) from operations before income tax		(9,577,140)	(4,222,283)

Provision for income tax	14
Current		-	-

Total income tax		-	-

Net (loss)		$(9,577,140)	$(4,222,283)

Basic (loss) per share	15	$(2.47)	$(1.09)

Basic weighted average shares outstanding		3,880,866	3,880,866

Diluted (loss) per share	15	$(2.47)	$(1.09)

Diluted weighted average shares outstanding		3,880,866	3,880,866

Components of comprehensive (loss):
Net (loss)		$(9,577,140)	$(4,222,283)
Other comprehensive income:
Foreign currency translation adjustment		146,207	1,282,697

Comprehensive (loss)		$(9,430,933)	$(2,939,586)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended September 30, 2013
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholder’
	Share	Amount	Capital	Income	deficit	Equity

Balance at June 30, 2013	3,880,866	3,880	75,685,066	22,075,822	(44,855,033)	52,909,735

Foreign currency translation adjustment	-	-	-	146,207	-	146,207

Net loss	-	-	-	-	(9,577,140)	(9,577,140)

Balance at September 30, 2013	3,880,866	$3,880	$75,685,066	$22,222,029	$(54,432,173)	$43,478,802

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2013 and 2012
(Unaudited)

	2013	2012

Cash flows from operating activities
Net (loss)	$(9,577,140)	$(4,222,283)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,258,320	2,254,886
Allowance for bad and doubtful debts	5,121,777	1,373,000

Net changes in assets and liabilities:

Accounts receivable, net	263,186	694,880
Inventories	(676,357)	(1,925,422)
Prepaid expenses	142,764	206,353
Advances to suppliers	(2,284,494)	889,785
Accounts payable and accrued expenses	2,022,999	456,346
Advances from customers	3,018,167	519,750
Other taxes payable	(233,891)	(108,457)
Current income taxes	-	32,630

Net cash provided by operating activities	55,331	171,468

Cash flows from investing activities

Purchase of property, plant and equipment, including construction in progress	(14,633)	(7,424)

Net cash (used in) investing activities	(14,633)	(7,424)

Cash flows from financing activities
Repayments of short-term loans	(47,650)	-

Net cash (used in) financing activities	(47,650)	-

Effect of exchange rate	(1,795)	(171,282)

Net (decrease) in cash	(8,747)	(7,238)

Cash and cash equivalents, beginning of period	75,243	1,602,805

Cash and cash equivalents, end of period	$66,496	$1,595,567

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $44,311,165. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of September 30, 2013 and for the periods ended September 30, 2013 and 2012 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At September 30, 2013 and June 30, 2013, the Company had $35,802,825 and $30,642,373 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $5,065,438 and $1,373,000 recognized for the three months ended September 30, 2013 and 2012, respectively.

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

As of September 30, 2013 and June 30, 2013, the Company had $940,453 and $937,695 of inventory provision, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30, 2013 and June 30, 2013, the Company had made allowances of advances to suppliers of $19,803,917 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $56,339 and $nil recognized for the three months ended September 30, 2013 and 2012, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2013 and 2012, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in three months ended September 30, 2013 and 2012.

At September 30, 2013 and June 30, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three months ended September 30, 2013 and 2012, the Company’s pension cost charged to the statements of operations under the plan amounted to $71,010 and $64,741, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30, 2013 and June 30, 2013 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

Use of Estimates – The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the consolidated financial statements include allowance for doubtful accounts, provision for advances to suppliers bad debts, inventory and cost of sales, income taxes, and useful lives and impairment of long-lived assets.

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the three months ended September 30, 2013 and 2012 is as follows:

	2013				2012
a. Customers	$		% to sales		$		% to sales
ChangshuJiacheng Steel Plate Co., Ltd.	1,939,400		16		699,359		12
Hangzhou Pugang Steel Materials Co., Ltd.	1,290,449		11		-	*	-
Unimax& Far Corporation	-	*	-	*	637,147		11
Shanghai WoziJintian Blade Co., Ltd.	-	*	-	*	607,652		10

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the three months ended September 30, 2013 and 2012 is as follows:

	2013				2012
b. Suppliers	$		% to Purchases		$		% to purchases
Maoxun Trading Co., Ltd.	4,064,780		37		-	*	-	*
ChangshuJiacheng Steel Plate Co., Ltd.	1,778,000		16		-	*	-	*
Zhongchuan Industrial Logistics Co., Ltd.	1,427,571		13		-	*	-	*
HebeiNuojin Trading Co., Ltd.	-	*	-	*	1,611,038		29
Shanghai Tuoda Metal Materials Co., Ltd.	-	*	-	*	1,174,399		21

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $24,264,027 and $29,480,738 as of September 30, 2013 and June 30, 2013, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $nil and $400,762 for the three months ended September 30, 2013 and 2012, respectively. These amounts were recognized as a loss of the current period.

As of September 30, 2013 and June 30, 2013, inventories consisted of the following:

	September 30, 2013	June 30, 2013
At cost:
Raw materials	$1,294,882	$1,502,235
Work in progress	384,342	1,483,490
Finished goods	8,865,491	7,383,617
Consumable items	6,955,879	6,405,554
	17,500,594	16,774,896
Less: provision	(940,453)	(937,695)
	$16,560,141	$15,837,201

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers.

Inventories amounting to $7,327,441 (June 30, 2013: $6,832,699) were pledged for short-term loans totaling $19,915,518 at September 30, 2013 (June 30, 2013: $19,857,110).

7. Advances to Suppliers

Cash advances are shown net of allowances of $19,803,917 and $19,689,609 at September 30, 2013 and June 30, 2013, respectively.

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

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2013	June 30, 2013
Plant and machinery	$80,387,064	$80,161,729
Buildings	24,340,111	24,268,727
Motor vehicles	736,925	734,764
Office equipment	559,122	564,087
	106,023,222	105,729,307
Less: Accumulated depreciation	(46,733,738)	(44,362,562)
	$59,289,484	$61,366,745

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2013 and 2012, depreciation totaling $1,454,038 and $1,782,079, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $30,412,371 (June 30, 2013: $31,431,182) and $16,889,524 (June 30, 2013: $17,513,168) were pledged for short-term loans totaling $28,111,165 and long-term loan including current portion totaling $16,200,000, respectively, at September 30, 2013 (June 30, 2013: $28,028,722 and $16,200,000, respectively).

9. Construction-In-Progress

As of September 30, 2013 and June 30, 2013, construction-in-progress consisted of the following:

	September 30, 2013	June 30, 2013
Construction costs	$280,046	$255,996

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,895,730 (June 30, 2013: $1,900,914) were pledged for short-term loans totaling $28,111,165 at September 30, 2013 (June 30, 2013: $28,028,722).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2013	June 30, 2013
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at September 30, 2013) per annum (Notes 6 and 8)	8,195,647	8,171,612

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at September 30, 2013) per annum (Notes 6, 8 and 10)	19,915,518	19,857,110

	$28,111,165	$28,028,722

The above bank loans outstanding at September 30, 2013 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and RaiffeisenZentralbankOsterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at September 30, 2013 and June 30, 2013 was 6.9% and 7.26%, respectively. Principal and interest under the short-term loans totaling $28,111,165 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products , improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products.

12. Long-Term Loan – Current Portion

	September 30, 2013	June 30, 2013
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.893% at September 30, 2013) per annum (Note 8)	$16,200,000	$16,200,000

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und EntwicklungsgesellschaftMbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company.

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

Reduction in Authorized Shares

In June 2013, the stockholders of the Company approved the authority of the Company’s Board of Directors to amend the Company’s Amended and Restated Articles of Incorporation to reduce the number of shares of common stock and preferred stock. On August 27, 2013, the Company’s Board of Directors approved an amendment of our Amended and Restated Articles of Incorporation to effect a reduction in the number of authorized shares of the Company’s common stock and preferred stock to (i) 10,000,000 shares of common stock, par value $0.001 per share and (ii) 500,000 shares of preferred stock, par value $0.001 per share. The amendment became effective upon filing with the Delaware Secretary of State on September 6, 2013.

14. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2013 and June 30, 2013 are as follows:

	September 30, 2013	June 30, 2013
Deferred tax assets and liabilities:
Net operating loss carried forward	$12,328,700	$11,247,441
Temporary differences resulting from allowances	14,136,799	12,805,597
Net deferred income tax asset	$26,465,499	$24,053,038
Valuation allowance	(26,465,499)	(24,053,038)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of September 30, 2013. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Three months ended September 30,
	2013	2012
Computed tax at the PRC statutory rate of 25%	$(2,403,987)	$(1,080,297)
Valuation allowance	2,412,461	1,450,196
Income not subject to tax	(8,488)	-
Expenses not deductible for tax	14	(369,899)
Income tax per books	$-	$-

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

For the three months ended September 30, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2013:
Net (loss)	$(9,577,140)
Basic EPS (loss) available to common shareholders	$(9,577,140)	3,880,866	$(2.47)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(9,577,140)	3,880,866	$(2.47)
For the three months ended September 30, 2012:
Net (loss)	$(4,222,283)
Basic EPS (loss) available to common shareholders	$(4,222,283)	3,880,866	$(1.09)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(4,222,283)	3,880,866	$(1.09)

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

Capital Commitments

As of September 30, 2013, the Company did not have any capital commitments (June 30, 2013: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC360, as of September 30, 2013, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the current period. As of September 30, 2013, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at September 30, 2013 was considered immaterial and not tested for impairment in accordance with ASC 350.

18. Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at September 30, 2013 and June 30, 2013, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three months ended September 30, 2013 and 2012.

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

First Quarter Financial Performance Highlights

During the three months ended September 30, 2013, we saw a substantial increase in our sales volume, period-on-period. This is a direct result of the measures we have been taking during the past year including expanding customer base and improving production management, as mentioned above. However, as we further work to improve our operating results to achieve profitability, tightened credit and slowing growth in China continued to cause a negative impact on our business and a slow turnover of our accounts receivable for the three months ended September 30, 2013, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended September 30, 2013, we sold a total of 20,449 tons of products, an increase of 12,696 tons from 7,753 tons a year ago, due to increase in domestic sales across all product categories. Our average cost per unit sold decreased 24.5% while average selling prices decreased 25.1% period-on-period. Low average selling price coupled with a large allowance for bad and doubtful debts of $5,121,777led to a gross loss of $2,994,259 and a net loss of $9,577,140 for the three months ended September 30, 2013. Total company backlog as of September 30, 2013 was $8,165,118.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,311,165. We are currently in discussions with our banks regarding the possibility tore structure these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Each of the banks also have the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company continued to suffer a significant loss in the period ended September 30, 2013. Operating cash flows have also been adversely impacted by the slow turnover of our accounts receivable. We also expect the ongoing credit tightening in China and the slowdown of the Chinese economy to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $11.8 million for the quarter, an increase of 97.5% from last year.

●	Gross Margin: Gross margin was (25.4%) for the quarter, compared to (24.6%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $9.6 million for the quarter, compared to a loss of approximately $4.2 million last year.

●	Net loss: Net loss was approximately $9.6 million for the quarter, compared to a net loss of approximately $4.2 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $2.47 for the quarter, compared to a loss per share of $1.09 last year.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2013 and 2012 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2013		2012
	Amount	% of Revenues	Amount	% of Revenues
Sales Revenues	11,765,387	100.0	5,956,760	100.0
Cost of goods sold (including depreciation and amortization)	14,759,646	125.4	7,423,709	124.6
Gross (loss)	(2,994,259)	(25.4)	(1,466,949)	(24.6)
Selling expenses	31,168	0.3	29,273	0.5
Administrative expenses	447,431	3.8	442,615	7.4
Allowance for bad and doubtful debts	5,121,777	43.5	1,373,000	23.0
Depreciation and amortization expense	48,142	0.4	51,961	0.9
(Loss) from operations	(8,642,777)	(73.5)	(3,363,798)	(56.5)
Total other expense	(934,363)	(7.9)	(858,485)	(14.4)
(Loss) from operations before income tax	(9,577,140)	(81.4)	(4,222,283)	(70.9)
Income tax expense	-	-	-	-
Net (loss)	(9,577,140)	(81.4)	(4,222,283)	(70.9)
Basic (loss) per share	(2.47)		(1.09)
Diluted (loss) per share	(2.47)		(1.09)

Sales Revenues

Sales volume increased by 12,696 tons, or 163.7%, period-on-period, to 20,449 tons for the three months ended September 30, 2013, from 7,753 tons for the three months ended September 30, 2012 and as a result, sales revenues increased by $5,808,627, or 97.5%, period-on-period, to $11,765,387 for the three months ended September 30, 2013, from $5,956,760 for the three months ended September 30, 2012. The increase in sales revenues period-on-period is mainly attributable to the increase in production and sales as a result of management’s sales and marketing efforts in the domestic market, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the periods ended September 30, 2013 and 2012 is as follows:

	2013			2012
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Period-on- Period Qty. Variance
Low carbon hard-rolled	442	407,106	4	1,470	1,133,619	19	(1,028)
Low carbon cold-rolled	11,047	5,818,783	49	3,513	2,047,911	34	7,534
High-carbon hot-rolled	3,695	982,361	8	37	13,197	<1%	3,658
High-carbon cold-rolled	4,850	4,118,910	35	2,838	2,545,164	43	2,012
Subcontracting income	415	66,385	1	(105)	9,024	<1%	520
Sales of scrap metal	-	371,842	3	-	207,845	4	-
Total	20,449	11,765,387	100	7,753	5,956,760	100	12,696

During the three months ended September 30, 2013, sales increased across all product categories for domestic sales, but due to a strong RMB against USD, export sales were negatively impacted. Low-carbon cold-rolled steel products accounted for 49% of the current sales mix at an average selling price of $527 per ton for the three months ended September 30, 2013, compared to 34% of the sales mix at an average selling price per ton of $583 for the three months ended September 30, 2012. Low-carbon hard-rolled steel products accounted for 4% of the current sales mix at an average selling price of $921 per ton for the three months ended September 30, 2013, compared to 19% of the sales mix at an average selling price per ton of $771 for the three months ended September 30, 2012. Although average selling price increased period-on-period, there was less demand for this export category due to a strong RMB against USD. High-carbon cold-rolled steel products accounted for 35% of the current sales mix at an average selling price of $849 per ton for the three months ended September 30, 2013, compared to 43% of the sales mix at an average selling price of $897 for the three months ended September 30, 2012. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of our sales and marketing efforts targeted at the automobiles components manufactures in the PRC market. We believe there is growth opportunity in this market segment and will continue to expand our customer base. Subcontracting income revenues accounted for $66,385, or 1%, of the sales mix for the three months ended September 30, 2013, increased from $9,024, or less than 1%, of the sales mix for the three months ended September 30, 2012, due to increased demand. The negative quantity in 2012 was due to the return of one batch of sample products with a small sales revenue.

	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	921	771	150	19.5
Low-carbon cold-rolled	527	583	(56)	(9.6)
High-carbon hot-rolled	266	353	(87)	(24.6)
High-carbon cold-rolled	849	897	(48)	(5.4)
Subcontracting income	160	(86)	246	(286.0)

The average selling price per ton decreased to $575 for the three months ended September 30, 2013, compared to $768 in 2012, representing a decrease of $193, or 25.1%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the quarter. Average selling prices decreased across all product categories during the three months ended September 30, 2013 except for low-carbon hard-rolled products.

Sales Breakdown by Major Customer

	2013		2012
Customers	$	% of Sales	$	% of Sales
ChangshuJiacheng Steel Plating Co., Ltd.	1,939,400	16	699,359	12
Hangzhou Pugang Steel Materials Co., Ltd.	1,290,449	11	*	*
ZhangjiagangGangxin New Construction Materials Co., Ltd	1,056,134	9	*	*
SUMEC International Technology Co., Ltd.	786,920	7	*	*
Shanghai WoziJintian Blade Co., Ltd	741,357	6	607,652	10
Unimax& Far Corporation	*	*	637,147	11
Zhejiang Zhongwei Construction Materials Co., Ltd	*	*	489,025	8

Steelforce NV	*	*	328,591	5
	5,814,260	49	2,761,774	46
Others	5,951,127	51	3,194,986	54
Total	11,765,387	100	5,956,760	100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 49% for the three months ended September 30, 2013, as compared to 46% in 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $7,335,937, or 98.8%, period-on-period, to $14,759,646 for the three months ended September 30, 2013, from $7,423,709 for the three months ended September 30, 2012. Cost of sales represented 125.4% of sales revenues for the three months ended September 30, 2013, compared to 124.6% for the three months ended September 30, 2012. Average cost per unit sold decreased to $722 for the three months ended September 30, 2013, compared to $957 for the three months ended September 30, 2012, representing a decrease of $235 per ton, or 24.5%, period-on-period.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	12,020,483	4,435,761	7,584,722	171.0
- Direct labor	139,908	139,068	840	0.6
- Manufacturing overhead	2,599,255	2,848,880	(249,625)	(8.8)
	14,759,646	7,423,709	7,335,937	98.8

Cost per unit sold
Total units sold (tons)	20,449	7,753	12,696	163.8
Average cost per unit sold ($/ton)	722	957	(235)	(24.5)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in factory overhead per unit sold of $240, or 65.4%, from $367 for the three months ended September 30, 2012, to $127 for the three months ended September 30, 2013;

●	a decrease in direct labor per unit sold of $11, or 61.1%, from $18 for the three months ended September 30, 2012, to $7 for the three months ended September 30, 2013, offset by;

●	an increase in cost of raw materials per unit sold of $16, or 2.8%, from $572 for the three months ended September 30, 2012, to $588 for the three months ended September 30, 2013.

The cost of raw materials consumed increased by $7,584,722, or 171.0%, period-on-period, to $12,020,483 for the three months ended September 30, 2013, from $4,435,761 for the three months ended September 30, 2012. This increase was mainly due to a substantial increase in total units sold during the three months ended September 30, 2013.

Direct labor costs decreased by $840, or 0.6%, period-on-period, to $139,908 for the three months ended September 30, 2013, from $139,068 for the three months ended September 30, 2012. Manufacturing overhead costs decreased by $249,625, or 8.8%, period-on-period, to $2,599,255 for the three months ended September 30, 2013, from $2,848,880 for the three months ended September 30, 2012. The decrease was mainly attributable to the combined effect of a decrease in depreciation of $328,041, or 18.4%, period-on-period, to $1,454,038 for the three months ended September 30, 2013, from $1,782,079 for the three months ended September 30, 2012, and partially offset by an increase in consumables of $106,755, or 33.3%, period-on-period, to $427,372 for the three months ended September 30, 2013, from $320,617 for the three months ended September 30, 2012.

Gross Loss

Gross loss in absolute terms increased by $1,527,310 or 104.1%, period-on-period, to $2,994,259 for the three months ended September 30, 2013, from a gross loss of $1,466,949 for the three months ended September 30, 2012. Gross profit margin decreased to (25.4%) for the three months ended September 30, 2013, from (24.6%) for the three months ended September 30, 2012. The decrease in gross profit margin is mainly attributable to a 25.1% period-on-period decrease in average selling price.

Selling Expenses

Selling expenses increased by $1,895, or 6.5%, period-on-period, to $31,168 for the three months ended September 30, 2013, from $29,273 for the three months ended September 30, 2011. The increase was mainly attributable to higher transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses slightly increased by $4,816 or 1.1%, period-on-period, to $447,431 for the three months ended September 30, 2013, compared to $442,615 for the three months ended September 30, 2011.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $3,748,777, or 273.0%, period-on-period. Allowance recognized for the three months ended September 30, 2013 was in the amount of $5,121,777 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $5,278,979, or 156.9%, period-on-period, to $8,642,777 for the three months ended September 30, 2013, from$3,363,798 for the three months ended September 30, 2012, as a result of the factors discussed above.

Other Income

Other income increased by $2,425, or 2,354.4%, to $2,528 for the three months ended September 30, 2013, from $103 for the three months ended September 30, 2012, due to higher interest income period-on-period.

Interest Expense

Total interest expense increased by $78,303, or 9.1%, to $936,891 for the three months ended September 30, 2013, from $858,588 for the three months ended September 30, 2012, due to the accrual of overdue and penalty interest as resulting from our loan default.

Income Tax

For the three months ended September 30, 2013 and 2012, we recognized no income tax expense due to a net loss position.

Net Loss

Net loss increased by $5,354,857, or 126.8%, period-on-period, to $9,577,140 for the three months ended September 30, 2013, from $4,222,283 for the three months ended September 30, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2013, we had cash and cash equivalents of approximately $0.1 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Three Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$55,331	$171,468
Net cash (used in) investing activities	(14,633)	(7,424)
Net cash (used in) financing activities	(47,650)	-
Net cash flow	(8,747)	(7,238)

Operating Activities

Net cash flows provided by operating activities for the three months ended September 30, 2013 were $55,331, as compared to $171,468 provided by operating activities for the three months ended September 30, 2012, resulting in a net decrease of $116,137. This decrease was mainly due to an increase in cash outflows for advances to suppliers of $3,174,279, offset by an increase in cash inflow from advances from customers of $2,498,417, during the three months ended September 30, 2013.

For the three months ended September 30, 2013, sales revenues generated from the top five major customers as a percentage of total sales was 49%, as compared to 46% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy have had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in further unrecoverable losses on our accounts receivable. We will regularly review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Net cash flows used in investing activities for the three months ended September 30, 2013 were $14,633, as compared with $7,424 for the three months ended September 30, 2012. Our main uses of cash for investing activities during the period ended September 30, 2013 were for the purchase of property, plant and equipment to complement our existing production facilities.

We forecast low capital expenditures in the coming years as the Company does not have any expansion plans as at September 30, 2013.

Financing Activities

Net cash flows used in financing activities for the three months ended September 30, 2013 were $47,650, as compared to $nil for the three months ended September 30, 2012, as the Company made a partial repayment of short-term loans during the three months ended September 30, 2013.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,311,165. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $2,415,974, or 4.3%, period-on-period, to $53,885,289 as of September 30, 2013, from $56,301,263 as of June 30, 2013, principally as a result of an decrease in accounts receivable of $5,216,711, or 17.7%, period-on-period, offset by an increase in advances to suppliers of $2,255,470, or 24.2%, and an increase in inventories of $722,940, or 4.6%, period-on-period.

Accounts receivable, representing 45.0% of total current assets as of September 30, 2013, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts.

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

To reserve for potentially uncollectible accounts receivable, we have made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. We will also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. Any such additional bad debt charges could materially and adversely affect our future operating results.

The following table reflects the aging of our accounts receivable based on due date as of September 30, 2013 and June 30, 2013:

September 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,066,852	232,597	4,635,519	1,501,116	4,918,489	25,950,273	22,828,858
%	100	<1	8	2	8	43	38

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

Current Liabilities

Current liabilities increased by $4,955,958, or 7.4%, period-on-period, to $71,973,901 as of September 30, 2013, from $67,017,943 as of June 30, 2013. The increase was mainly attributable to an increase in accounts payable and accrued liabilities of $2,042,926, or 29.0%, period-on-period, and an increase in advances from customers of $3,022,451, or 207.5%, period-on-period.

As of September 30, 2013, we had $28,111,165 in short-term loans and $16,200,000 in long-term loan current portion. Principal and interest under these loans were to be repaid in full in July and June 2012, but the Company has defaulted on these repayment obligations. The Company is currently in discussion with its banks regarding the possibility to restructure these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the three months ended September 30, 2013 we invested $14,633 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2013, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen ZentralbankÖsterreich AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	8,195,647 (50,154,084)

Raiffeisen ZentralbankÖsterreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	19,915,517 (121,875,000)
$28,111,165

DEG – Deutsche Investitions – und EntwicklungsgesellschaftmbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$ RMB	16,200,000 (99,137,520)
$16,200,000

Total						$44,311,165

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG -Deutsche Investitions-Und EntwicklungsgesellschaftMbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company has defaulted on this repayment obligation, as well as on repayment of the June 15, 2011 installment. The Company is currently in discussions with DEG regarding the possibility to restructure the loan for repayment but has not yet agreed on specific terms. Until such agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of the loan or any part thereof together with accrued interest, and/or terminate the loan agreement. DEG may also take possession of the collateral granted in connection with their respective loan agreements, which would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG or otherwise fulfill its obligations under the loan.

On June 29, 2011, the Company entered into two short-term loan agreements with RaiffeisenZentralbankOsterreich AG, or “RZB,” pursuant to which the Company borrowed an aggregate of $28,111,165 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the possibility to restructure the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company. There can be no assurance that the Company will be able to successfully work out a repayment plan with RZB or otherwise fulfill its obligations under the loan.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2013, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2014	Fiscal Year 2015-2016	Fiscal Year 2017-2018	Fiscal Years 2019 and Beyond
Short-Term Debt Obligations	$30,050,835	$30,050,835	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,992,666	$16,992,666	$-	$-	$-
	$47,043,501	$47,043,501	$-	$-	$-

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate the diversities that exist in financial statement presentation. The amendments aim at attaining this objective by giving explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments of ASU 2013-11, when adopted, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Off-Balance Sheet Arrangements

For the three months ended September 30, 2013, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of September 30, 2013 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended September 30, 2013, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2013, such as to contain a material misstatement.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2013	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

