Form 10-Q
period 2013-12-31
China Precision Steel, Inc.
filed 2014-02-19
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 14, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Six Months Ended December 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	December 31, 2013	June 30, 2013

Assets

Current assets
Cash and cash equivalents		$135,219	$75,243
Accounts receivable
Trade, net of allowances of $42,495,764 and $30,642,373 at December 31 and June 30, 2013, respectively	5	23,997,088	29,480,738
Bills receivable		49,554	94,089
Other receivable		980,049	1,041,255
Inventories, net	6	15,324,726	15,837,201
Prepaid expenses		269,180	467,890
Advances to suppliers, net of allowance of $20,305,486 and $19,689,609 at December 31 and June 30, 2013, respectively	7	10,833,214	9,304,847

Total current assets		51,589,030	56,301,263

Property, plant and equipment
Property, plant and equipment, net	8	57,743,507	61,366,745
Construction-in-progress	9	295,857	255,996

		58,039,364	61,622,741

Intangible assets, net	10	1,906,545	1,903,675

Goodwill		99,999	99,999

Total assets		$111,634,938	$119,927,678

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	11	$28,415,772	$28,028,722
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		12,342,164	7,044,007
Advances from customers		9,773,145	1,456,420
Other taxes payables		7,985,307	8,295,220
Current income taxes payable		6,076,339	5,993,574

Total current liabilities		80,792,727	67,017,943

Long-term loan	12	-	-

Stockholders’ equity:

Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at December 31 and June 30, 2013, respectively	13	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,880,866 issued and outstanding at December 31 and June 30, 2013, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		22,544,421	22,075,822
Accumulated deficit		(67,391,156)	(44,855,033)

Total stockholders’ equity		30,842,211	52,909,735

Total liabilities and stockholders’ equity		$111,634,938	$119,927,678

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months Ended December 31, 2013 and 2012

(Unaudited)

		Three Months Ended		Six Months Ended
	Notes	2013	2012	2013	2012

Sales revenues		$11,866,008	$8,164,267	$23,631,395	$14,121,027
Cost of goods sold		16,997,339	9,466,225	31,756,985	16,889,934
Gross (loss)		(5,131,331)	(1,301,958)	(8,125,590)	(2,768,907)

Operating expenses
Selling expenses		49,583	25,063	80,751	54,336
Administrative expenses		303,617	401,797	751,048	844,412
Allowance for bad and doubtful debts		6,546,832	8,786,214	11,668,609	10,159,214
Depreciation and amortization expense		40,500	52,050	88,642	104,011

Total operating expenses		6,940,532	9,265,124	12,589,050	11,161,973

(Loss) from operations		(12,071,863)	(10,567,082)	(20,714,640)	(13,930,880)

Other income/(expense)
Other revenues		57,536	607,654	60,064	607,757
Interest and finance costs		(944,656)	(925,077)	(1,881,547)	(1,783,665)

Total other (expense)		(887,120)	(317,423)	(1,821,483)	(1,175,908)

(Loss) from operations before income tax		(12,958,983)	(10,884,505)	(22,536,123)	(15,106,788)

Provision for income tax	14
Current		-	-	-	-

Total income tax		-	-	-	-

Net (loss)		$(12,958,983)	$(10,884,505)	$(22,536,123)	$(15,106,788)

Basic (loss) per share	15	$(3.34)	$(2.80)	$(5.81)	$(3.89)

Basic weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Diluted (loss) per share	15	$(3.34)	$(2.80)	$(5.81)	$(3.89)

Diluted weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Components of comprehensive (loss):
Net (loss)		$(12,958,983)	$(10,884,505)	$(22,536,123)	$(15,106,788)
Other comprehensive income:
Foreign currency translation adjustment		322,392	909,732	468,599	2,192,429

Comprehensive (loss)		$(12,636,591)	$(9,974,773)	$(22,067,524)	$(12,914,359)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended December 31, 2013

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders ’
	Share	Amount	Capital	Income	deficit	Equity
Balance at June 30, 2013	3,880,866	3,880	75,685,066	22,075,822	(44,855,033)	52,909,735

Foreign currency translation adjustment	-	-	-	468,599	-	468,599
Net loss	-	-	-	-	(22,536,123)	(22,536,123)

Balance at December 31, 2013	3,880,866	$3,880	$75,685,066	$22,544,421	$(67,391,156)	$30,842,211

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2013 and 2012

(Unaudited)

	2013	2012

Cash flows from operating activities
Net (loss)	$(22,536,123)	$(15,106,788)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,498,491	4,561,331
Allowance for bad and doubtful debts	11,668,609	10,159,214
Net changes in assets and liabilities:
Accounts receivable, net	(5,418,079)	2,477,594
Inventories	731,172	(4,060,401)
Prepaid expenses	201,438	412,031
Advances to suppliers	(1,743,858)	1,086,749
Accounts payable and accrued expenses	5,204,609	(139,640)
Advances from customers	8,296,613	755,623
Other taxes payable	(424,462)	(381,886)
Current income taxes	-	32,914

Net cash provided by/(used in) operating activities	478,410	(203,259)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(80,759)	(111,583)

Net cash (used in) investing activities	(80,759)	(111,583)

Cash flows from financing activities
Repayments of short-term loans	(223,707)	(504,269)

Net cash (used in) financing activities	(223,707)	(504,269)

Effect of exchange rate	(113,968)	16,193

Net increase/(decrease) in cash	59,976	(802,918)

Cash and cash equivalents, beginning of period	75,243	1,602,805

Cash and cash equivalents, end of period	$135,219	$799,887

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

We have five wholly-owned subsidiaries, Partner Success Holdings Limited (“PSHL”), Blessford International Limited (“Blessford International”), Shanghai Chengtong Precision Strip Company Limited (“Chengtong”), Shanghai Blessford Alloy Company Limited (“Shanghai Blessford”) and Shanghai Tuorong Precision Strip Company Limited (“Tuorong”). The Company’s principal activities are conducted through our two operating subsidiaries, Chengtong and Shanghai Blessford, with manufacturing facilities located in Shanghai, the People’s Republic of China (the “PRC”). The sole activity of Tuorong is the ownership of land use rights with respect to facilities utilized by Chengtong and Shanghai Blessford. PSHL and Blessford International are both British Virgin Islands companies with the sole purpose of investment holding.

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans presently totaling $44,615,772. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of December 31, 2013 and for the periods ended December 31, 2013 and 2012 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and six months ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31, 2013 and June 30, 2013, the Company had $42,495,764 and $30,642,373 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $6,262,274 (2012: $8,786,214) and $11,327,712 (2012: $10,159,214) recognized for the three and six months ended December 31, 2013 and 2012, respectively.

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

As of December 31, 2013 and June 30, 2013, the Company had $950,643 and $937,695 of inventory provision, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31, 2013 and June 30, 2013, the Company had made allowances of advances to suppliers of $20,305,486 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $284,558 (2012: $nil) and $340,897 (2012: $nil) recognized for the three and six months ended December 31, 2013 and 2012, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three and six months ended December 31, 2013 and 2012, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in three and six months ended December 31, 2013 and 2012.

At December 31 and June 30, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2013 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2013, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the six months ended December 31, 2013 and 2012, the Company’s pension cost charged to the statements of operations under the plan amounted to $151,514 and $120,632, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31, 2013 and June 30, 2013 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the six months ended December 31, 2013 and 2012 is as follows:

	2013				2012
a. Customers	$		% to sales		$		% to sales
Shanghai Hongyu Metal Co., Ltd.	5,759,341		24		-	*	-	*
Changshu Jiacheng Steel Plating Co., Ltd.	-	*	-	*	1,548,787		11

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the three months ended December 31, 2013 and 2012 is as follows:

	2013				2012
b. Suppliers	$		% to Purchases		$		% to purchases
Maoxun Trading Co., Ltd.	8,260,817		32		-	*	-	*
Shanghai Tuoda Metal Materials Co., Ltd.	-	*	-	*	1,991,021		15
HebeiNuojin Trading Co., Ltd.	-	*	-	*	1,624,336		12
Wuxi Hangda Trading Co., Ltd	-	*	-	*	1,468,607		11
Zhejinag Wuchan Metal Group Co., Ltd	-	*	-	*	1,447,043		11

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $23,997,088 and $29,480,738 as of December 31, 2013 and June 30, 2013, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $nil and $404,242 for the six months ended December 31, 2013 and 2012, respectively. These amounts were recognized as a loss of the current period.

As of December 31, 2013 and June 30, 2013, inventories consisted of the following:

	December 31, 2013	June 30, 2013
At cost:
Raw materials	$1,789,364	$1,502,235
Work in progress	225,045	1,483,490
Finished goods	7,673,855	7,383,617
Consumable items	6,587,105	6,405,554
	16,275,369	16,774,896
Less: provision	(950,643)	(937,695)
	$15,324,726	$15,837,201

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers, and are included as a component of cost of goods sold.

Inventories amounting to $6,660,073 (June 30, 2013: $6,832,699) were pledged for short-term loans totaling $20,131,318 at December 31, 2013 (June 30, 2013: $19,857,110).

7. Advances to Suppliers

Cash advances are shown net of allowances of $20,305,486 and $19,689,609 at December 31, 2013 and June 30, 2013, respectively.

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

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2013	June 30, 2013
Plant and machinery	$81,307,871	$80,161,729
Buildings	24,603,856	24,268,727
Motor vehicles	744,910	734,764
Office equipment	569,285	564,087
	107,225,922	105,729,307
Less: Accumulated depreciation	(49,482,415)	(44,362,562)
	$57,743,507	$61,366,745

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the six months ended December 31, 2013 and 2012, depreciation totaling $3,313,961 and $3,113,906, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $29,649,416 (June 30, 2013: $31,431,182) and $16,390,062 (June 30, 2013: $17,513,168) were pledged for short-term loans totaling $28,415,772 and long-term loan including current portion totaling $16,200,000, respectively, at December 31, 2013 (June 30, 2013: $28,028,722 and $16,200,000, respectively).

9. Construction-In-Progress

As of December 31, 2013 and June 30, 2013, construction-in-progress consisted of the following:

	December 31, 2013	June 30, 2013
Construction costs	$295,857	$255,996

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,904,880 (June 30, 2013: $1,900,914) were pledged for short-term loans totaling $28,415,772 at December 31, 2013 (June 30, 2013: $28,028,722).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2013	June 30, 2013
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at December 31, 2013) per annum (Notes 6 and 8)	8,284,454	8,171,612

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at December 31, 2013) per annum (Notes 6, 8 and 10)	20,131,318	19,857,110

	$28,415,772	$28,028,722

The above bank loans outstanding at December 31, 2013 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and RaiffeisenZentralbankOsterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at December 31, 2013 and June 30, 2013 was 6.9% and 7.26%, respectively. Principal and interest under the short-term loans totaling $28,415,772 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

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

12. Long-Term Loan – Current Portion

	December 31, 2013	June 30, 2013
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.847 at December 31, 2013) per annum (Note 8)	$16,200,000	$16,200,000

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

14. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2013 and June 30, 2013 are as follows:

	December 31, 2013	June 30, 2013
Deferred tax assets and liabilities:
Net operating loss carried forward	$13,781,756	$11,247,441
Temporary differences resulting from allowances	15,937,974	12,805,597
Net deferred income tax asset	$29,719,730	$24,053,038
Valuation allowance	(29,719,730)	(24,053,038)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of December 31, 2013. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Six months ended December 31,
	2013	2012
Computed tax at the PRC statutory rate of 25%	$(5,652,843)	$(3,896,137)
Valuation allowance	5,666,692	1,286,999
Income not subject to tax	(13,863)	-
Expenses not deductible for tax	14	2,609,138)
Income tax per books	$-	$-

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

For the three and six months ended December 31, 2012, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2013:
Net (loss)	$(12,958,983)
Basic EPS (loss) available to common shareholders	$(12,958,983)	3,880,866	$(3.34)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(12,958,983)	3,880,866	$(3.34)
For the three months December 31, 2012:
Net (loss)	$(10,884,505)
Basic EPS (loss) available to common shareholders	$(10,884,505)	3,880,866	$(2.80)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(10,884,505)	3,880,866	$(2.80)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2013:
Net (loss)	$(22,536,123)
Basic EPS (loss) available to common shareholders	$(22,536,123)	3,880,866	$(5.81)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(22,536,123)	3,880,866	$(5.81)
For the six months ended December 31, 2012:
Net (loss)	$(15,106,788)
Basic EPS (loss) available to common shareholders	$(15,106,788)	3,880,866	$(3.89)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(15,106,788)	3,880,866	$(3.89)

16. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. We expect a decision within the next five (5) months. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

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

Capital Commitments

As of December 31, 2013, the Company did not have any capital commitments (June 30, 2013: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC360, as of December 31, 2013, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the current period. As of December 31, 2013, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at December 31, 2013 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at December 31, 2013 and June 30, 2013, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and six months ended December 31, 2013 and 2012.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products; and (3) improving working capital efficiency by increasing turnovers of advances to suppliers and accounts receivables. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and credit crunch which have caused many difficulties faced by businesses.

Second Quarter Financial Performance Highlights

During the three months ended December 31, 2013, we saw a substantial increase in our sales volume, period-on-period. This is a direct result of the measures we have been taking during the past year including expanding customer base and improving production management, as mentioned above. However, as we further work to improve our operating results to achieve profitability, tightened credit and slowing growth in China continued to cause a negative impact on our business and a slow turnover of our accounts receivable for the three months ended December 31, 2013, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended December 31, 2013, we sold a total of 15,036 tons of products, an increase of 4,331 tons from 10,705 tons a year ago, due to an increase in domestic sales in our high-carbon product categories. However, average cost per unit sold increased 27.8% while average selling prices increased only 3.4% period-on-period. As a bid to combat air pollution in the northern part of China including Beijing, North China’s Hebei Province has plans on cutting steel production by 86 million tons by 2020. Hebei is China’s largest steel production base and expected lower output is going to have negative impact on our raw material cost in the short run. Low average selling price coupled with a large allowance for bad and doubtful debts of $6,546,832 led to a gross loss of $5,131,331 and a net loss of $12,958,983 for the three months ended December 31, 2013. Total company backlog as of December 31, 2013 was $3,577,492.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,615,772. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Each of the banks also has the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company continued to suffer a significant loss in the period ended December 31, 2013. Operating cash flows have also been adversely impacted by the slow turnover of our accounts receivable. We expect the ongoing credit tightening in China and the slowdown of the Chinese economy to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the second fiscal quarter:

●	Revenues: Our revenues were approximately $11.9 million for the quarter, an increase of 45.3% from last year.

●	Gross Margin: Gross margin was (43.2%) for the quarter, compared to (15.9%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $13.0 million for the quarter, compared to a loss of approximately $10.9 million last year.

●	Net loss: Net loss was approximately $13.0 million for the quarter, compared to a net loss of approximately $10.9 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $3.34 for the quarter, compared to a loss per share of $2.80 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Six Months Ended December 31, 2013 and 2012

	Three Months Ended December 31,				Six Months Ended December 31,
	2013		2012		2013		2012
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$11,866,008	100.0	$8,164,267	100.0	$23,631,395	100.0	$14,121,027	100.0
Cost of sales (including depreciation and amortization)	16,997,339	143.2	9,466,225	115.9	31,756,985	134.4	16,889,934	119.6
Gross (loss)	(5,131,331)	(43.2)	(1,301,958)	(15.9)	(8,125,590)	(34.4)	(2,768,907)	(19.6)
Selling expenses	49,583	0.4	25,063	0.3	80,751	0.3	54,336	0.4
Administrative expenses	303,617	2.6	401,797	4.9	751,048	3.2	844,412	6.0
Allowance for bad and doubtful debts	6,546,832	55.2	8,786,214	107.6	11,668,609	49.4	10,159,214	71.9
Depreciation and amortization expense	40,500	0.3	52,050	0.6	88,642	0.4	104,011	0.7
Total operating expenses	6,940,532	58.5	9,265,124	113.5	12,589,050	53.3	11,161,973	79.0
(Loss) from operations	(12,071,863)	(101.7)	(10,567,082)	(129.4)	(20,714,640)	(87.7)	(13,930,880)	(98.7)
Other revenues	57,536	0.5	607,654	7.4	60,064	0.3	607,757	4.3
Interest and finance costs	(944,656)	(8.0)	(925,077)	(11.3)	(1,881,547)	(8.0)	(1,783,665)	(12.6)
Total other (expense)	(887,120)	(7.5)	(317,423)	(3.9)	(1,821,483)	(7.7)	(1,175,908)	(8.3)
(Loss) before income taxes	(12,958,983)	(109.2)	(10,884,505)	(133.3)	(22,536,123)	(95.4)	(15,106,788)	(107.0)
Income tax expense	-	-	-	-	-	-	-	-
Net (loss)	$(12,958,983)	(109.2)	$(10,884,505)	(133.3)	$(22,536,123)	(95.4)	$(15,106,788)	(107.0)
Basic (loss) per share	$(3.34)		$(2.80)		$(5.81)		$(3.89)
Diluted (loss) per share	$(3.34)		$(2.80)		$(5.81)		$(3.89)

Sales Revenues

Sales volume increased by 4,331 tons, or 40.5%, period-on-period, to 15,036 tons for the three months ended December 31, 2013, from 10,705 tons for the three months ended December 31, 2012 and as a result, sales revenues increased by $3,701,741, or 45.3%, period-on-period, to $11,866,008 for the three months ended December 31, 2013, from $8,164,267 for the three months ended December 31, 2012. The increase in sales revenues period-on-period is mainly attributable to the increase in production and sales as a result of management’s sales and marketing efforts in the domestic market, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2013 and 2012 is as follows:

	Three Months ended December 31,						Period-on-
	2013			2012			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	256	203,122	2	1,202	842,901	10	(946)
Low-carbon cold-rolled	4,580	2,980,938	25	5,840	4,513,375	55	(1,260)
High-carbon hot-rolled	5,448	4,283,070	36	142	104,472	1	5,306
High-carbon cold-rolled	4,253	3,649,753	31	2,909	2,544,079	31	1,344
Subcontracting income	499	50,124	<1	612	31,768	1	(113)
Sales of scrap metal	-	699,001	6	-	127,672	2	-
Total	15,036	11,866,008	100	10,705	8,164,267	100	4,331

During the three months ended December 31, 2013, domestic sales increased in our high-carbon product categories while sales decreased for our low-carbon product categories. Low-carbon cold-rolled steel products accounted for 25% of the current sales mix at an average selling price of $651 per ton for the three months ended December 31, 2013, compared to 55% of the sales mix at an average selling price per ton of $773 for the three months ended December 31, 2012. The decrease in sales in this category during the quarter was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for 2% of the current sales mix at an average selling price of $793 per ton for the three months ended December 31, 2013, compared to 10% of the sales mix at an average selling price per ton of $701 for the three months ended December 31, 2012, due to a strong RMB against USD which negatively impacted export sales. High-carbon cold-rolled steel products accounted for 31% of the current sales mix at an average selling price of $858 per ton for the three months ended December 31, 2013, compared to 31% of the sales mix at an average selling price of $875 for the three months ended December 31, 2012. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the increase in demand for automobiles in the PRC market and as a result of our continued sales and marketing efforts in this market segment. Subcontracting income revenues accounted for $50,124 or less than 1% of the sales mix for the three months ended December 31, 2013, a slight increase from $31,768 for the three months ended December 31, 2012.

	Three Months ended December 31,
	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	793	701	92	13
Low-carbon cold-rolled	651	773	(122)	(16)
High-carbon hot-rolled	786	736	50	7
High-carbon cold-rolled	858	875	(17)	(2)
Subcontracting income	100	52	48	92

The average selling price per ton increased to $789 for the three months ended December 31, 2013 compared to $763 last year, representing an increase of $26, or 3.4%, period-on-period. This increase was mainly due to increases in general steel prices and therefore our selling prices during the quarter.

Sales Breakdown by Major Customer

	2013				2012
Customers	$		% of Sales		$		% of Sales
Shanghai Hongyu Metal Co., Ltd.	5,752,574		48		-	*	-	*
Maoxun Trading Co., Ltd.	1,605,363		14		-	*	-	*
Shanghai Haiheng Co., Ltd.	1,296,646		11		-	*	-	*
Wozi Jintian Saw Blade Co., Ltd.	990,145		8		-	*	-	*
Zhangjiagang Gangxin New Construction Materials Co., Ltd	844,816		7		-	*	-	*
Shanghai Bayou Co., Ltd.	-	*	-	*	963,918		12
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	875,380		11
Changshu Jiacheng Steel Plating Co., Ltd.	-	*	-	*	843,656		10
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	763,178		9
Shanghai Wozi Jintian Blade Co., Ltd.	-	*	-	*	529,399		6
	10,489,545		88		3,957,531		48
Others	1,376,463		12		4,206,736		52
Total	11,866,008		100		8,164,267		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 88% for the three months ended December 31, 2013, as compared to 49% in 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $7,531,114, or 79.6%, period-on-period, to $16,997,339 for the three months ended December 31, 2013, from $9,466,225 for the three months ended December 31, 2012. Cost of sales represented 143.2% of sales revenues for the three months ended December 31, 2013, compared to 115.9% for the three months ended December 31, 2012. Average cost per unit sold increased to $1,130 for the three months ended December 31, 2013, compared to $884 for the three months ended December 31, 2012, representing an increase of $246 per ton, or 27.8%, period-on-period, as detailed more fully below.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	13,412,519	7,438,121	5,974,398	80.3
- Direct labor	201,922	107,895	94,027	87.1
- Manufacturing overhead	3,382,898	1,920,209	1,462,689	76.2
	16,997,339	9,466,225	7,531,114	79.6

Cost per unit sold
Total units sold (tons)	15,036	10,705	4,331	40.5
Average cost per unit sold ($/ton)	1,130	884	246	27.8

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $46, or 25.4%, from $179 for the three months ended December 31, 2012, to $225 for the three months ended December 31, 2013;

●	an increase in direct labor per unit sold of $3, or 29.0%, from $10 for the three months ended December 31, 2012, to $13 for the three months ended December 31, 2013, and;

●	an increase in cost of raw materials per unit sold of $197, or 28.4%, from $695 for the three months ended December 31, 2012, to $892 for the three months ended December 31, 2013.

The cost of raw materials consumed increased by $5,974,398, or 80.3%, period-on-period, to $13,412,519 for the three months ended December 31, 2013, from $7,438,121 for the three months ended December 31, 2012. This increase was due to a large increase in total units sold during the three months ended December 31, 2013 and an increase in the cost of raw materials.

Direct labor costs increased by $94,027, or 87.1%, period-on-period, from $107,895 for the three months ended December 31, 2012, to $201,922 for the three months ended December 31, 2013. Manufacturing overhead costs increased by $1,462,689, or 76.2%, period-on-period, from $1,920,209 for the three months ended December 31, 2012, to $3,382,898 for the three months ended December 31, 2013. The increase was mainly attributable to the combined effect of an increase in utilities of $389,499, or 133.7%, period-on-period, from $291,260 for the three months ended December 31, 2012, to $680,759 for the three months ended December 31, 2013, an increase in depreciation of $536,049, or 40.2%, period-on-period, from $1,331,827 for the three months ended December 31, 2012, to $1,867,876, and an increase in consumables of $236,347, or 103.3%, period-on-period, from $228,772 for the three months ended December 31, 2012, to $465,119 for the three months ended December 31, 2013.

Gross Profit

Gross profit in absolute terms decreased by $3,829,373 or 294.1%, period-on-period, from a gross loss of $1,301,958 for the three months ended December 31, 2012, to a gross loss of $5,131,331 for the three months ended December 31, 2013. Gross profit margin decreased to (43.2%) for the three months ended December 31, 2013, from (15.9%) for the three months ended December 31, 2012. The decrease in gross profit margin is mainly attributable to a 27.8% period-on-period increase in average cost per unit sold.

Selling Expenses

Selling expenses increased by $24,520, or 97.8%, period-on-period, from $25,063 for the three months ended December 31, 2012, to $49,583 for the three months ended December 31, 2013. The increase was mainly attributable to higher transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses decreased by $98,180 or 24.4%, period-on-period, from $401,797 for the three months ended December 31, 2012, compared to $303,617 for the three months ended December 31, 2013. This was mainly due to a decrease in traveling expenses associated with attendance at investment conferences and legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $2,239,382, or 25.5%, period-on-period. Allowance recognized for the three months ended December 31, 2012 was in the amount of $6,546,832 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $1,504,781, or 14.2%, period-on-period, to a loss of $12,071,863 for the three months ended December 31, 2013, from $10,567,082 for the three months ended December 31, 2012, as a result of the factors discussed above.

Other Income

Other income decreased by $550,118, or 90.5%, to $57,536 for the three months ended December 31, 2013, from $607,654 for the three months ended December 31, 2012.

Interest Expense

Total interest expense increased by $19,579, or 2.1%, to $944,656 for the three months ended December 31, 2013, from $925,077 for the three months ended December 31, 2012, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the three months ended December 31, 2013 and 2012, we recognized no income tax expense as a result of the net loss for the three months ended December 31, 2013 and 2012.

Net Loss

Net loss increased by $2,074,478 or 19.1%, period-on-period, to $12,958,983 for the three months ended December 31, 2013, from $10,884,505 for the three months ended December 31, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Comparison of Six Months Ended December 31, 2013 and 2012

Sales Revenues

Sales volume increased by 17,027 tons, or 92.2%, period-on-period, to 35,485 tons for the six months ended December 31, 2013, from 18,458 tons for the six months ended December 31, 2012 and as a result, sales revenues increased by $9,510,368, or 67.3%, period-on-period, to $23,631,395 for the six months ended December 31, 2013, from $14,121,027 for the six months ended December 31, 2012. The increase in sales revenues period-on-period is mainly attributable to the increase in production and sales as a result of management’s sales and marketing efforts in the domestic market, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2013 and 2012 is as follows:

	Six Months ended December 31,						Year-on-
	2013			2012			Year
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	698	610,228	3	2,672	1,976,520	14	(1,974)
Low-carbon cold-rolled	15,627	8,799,721	37	9,353	6,561,286	47	6,274
High-carbon hot-rolled	9,143	5,265,431	22	179	117,669	1	8,964
High-carbon cold-rolled	9,103	7,768,663	33	5,747	5,089,243	36	3,356
Subcontracting income	914	116,509	<1	507	40,792	<1	407
Sales of scrap metal	-	1,070,843	5	-	335,517	2	-
Total	35,485	23,631,395	100	18,458	14,121,027	100	17,027

During the six months ended December 31, 2013, domestic sales increased across all product categories. Low-carbon cold-rolled steel products accounted for 37% of the current sales mix at an average selling price of $563 per ton for the six months ended December 31, 2013, compared to 47% of the sales mix at an average selling price per ton of $702 for the six months ended December 31, 2012. Low-carbon hard-rolled steel products accounted for 3% of the current sales mix at an average selling price of $874 per ton for the six months ended December 31, 2013, compared to 14% of the sales mix at an average selling price per ton of $740 for the six months ended December 31, 2012, due to a decrease in demand in the export market as a result of strong RMB against USD during the period. High-carbon cold-rolled steel products accounted for 33% of the current sales mix at an average selling price of $853 per ton for the six months ended December 31, 2013, compared to 36% of the sales mix at an average selling price of $886 for the six months ended December 31, 2012. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the increasing demand for automobiles in the PRC market and as a result of our continued sales and marketing efforts in this market segment. Subcontracting income revenues accounted for $116,509, or less than 1% of the sales mix for the six months ended December 31, 2013, an increase from $40,792 for the six months ended December 31, 2012.

	Six Months ended December 31,
	2013	2012	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	874	740	134	18
Low-carbon cold-rolled	563	702	(139)	(20)
High-carbon hot-rolled	576	657	(81)	(12)
High-carbon cold-rolled	853	886	(33)	(4)
Subcontracting income	127	80	47	58

Although the average selling price per ton increased for the three months ended December 31, 2013 compared to last year, for the six months ended December 31, 2013, the overall average selling price per ton decreased to $666 compared to $765 last year, representing a decrease of $99, or 13%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the six months.

Sales Breakdown by Major Customer

	2013				2012
Customers	$		% of Sales		$		% of Sales
Shanghai Hongyu Metal Co., Ltd.	5,759,341		24		-	*	-	*
Maoxun Trading Co., Ltd.	2,243,636		9		-	*	-	*
Changshu Jiacheng Steel Plating Co., Ltd.	2,162,941		9		1,548,787		11
Hangzhou Pugang Steel Materials., Ltd.	1,904,491		8		-	*	-	*
Zhangjiangang Gangxin New Construction Materials Co., Ltd.	1,903,837		8		-	*	-	*
Unimax & Far Corporation	-	*	-	*	1,065,676		8
Shanghai Bayou Co., Ltd.	-	*	-	*	963,918		7
Shanghai Shengdejia Metal Products Co., Ltd.	-	*	-	*	857,380		6
Shanghai Wozi Jintian Blade Co., Ltd.	-	*	-	*	1,142,067		8
	13,974,247		58		5,577,828		40
Others	9,657,148		42		8,543,199		60
Total	23,631,395		100		14,121,027		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 58% for the six months ended December 31, 2013, as compared to 40% in 2012. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold

Cost of sales increased by $14,867,051, or 88.0%, period-on-period, to $31,756,985 for the six months ended December 31, 2013, from $16,889,934 for the six months ended December 31, 2012. Cost of sales represented 134.4% of sales revenues for the six months ended December 31, 2013, compared to 119.6% for the six months ended December 31, 2012. Average cost per unit sold decreased to $895 for the six months ended December 31, 2012, compared to $915 for the six months ended December 31, 2012, representing a decrease of $20 per ton, or 2.2%, period-on-period, as detailed more fully below.

	2013	2012	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	25,433,002	11,873,882	13,559,120	114.2
- Direct labor	341,830	246,963	94,867	38.4
- Manufacturing overhead	5,982,153	4,769,089	1,213,064	25.4
	31,759,985	16,889,934	14,867,051	88.0
Cost per unit sold
Total units sold (tons)	35,485	18,458	17,027	92.2
Average cost per unit sold ($/ton)	895	915	(20)	2.2

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in factory overhead per unit sold of $89, or 34.6%, from $258 for the six months ended December 31, 2012, to $169 for the six months ended December 31, 2013;

●	a decrease in direct labor per unit sold of $3 or 25.3%, from $13 for the six months ended December 31, 2012, to $10 for the six months ended December 31, 2013, offset by;

●	an increase in cost of raw materials per unit sold of $74, or 11.5%, from $643 for the six months ended December 31, 2012, to $717 for the six months ended December 31, 2013;

The cost of raw materials consumed increased by $13,559,120, or 114.2%, period-on-period, from $11,873,882 for the six months ended December 31, 2012, to $25,433,002 for the six months ended December 31, 2013. This increase was due to a substantial increase in total units sold as well as increase in average raw material cost during the six months ended December 31, 2013.

Direct labor costs increased by $94,867, or 38.4%, period-on-period, from $246,963 for the six months ended December 31, 2012, to $341,830 for the six months ended December 31, 2013. Manufacturing overhead costs increased by $1,213,064, or 25.4%, period-on-period, from $4,769,089 for the six months ended December 31, 2012, to $5,982,153 for the six months ended December 31, 2013. The increase was mainly attributable to the combined effect of an increase in utilities of $356,623, or 41.6%, period-on-period, to $1,214,607 for the six months ended December 31, 2013, from $857,984 for the six months ended December 31, 2012, an increase in depreciation of $200,055, or 6.4%, period-on-period, to $3,313,961 for the six months ended December 31, 2013, from $3,113,906 for the six months ended December 31, 2012, and an increase in consumables of $368,039, or 67.0%, period-on-period, from $549,389 for the six months ended December 31, 2012, to $917,428 for the six months ended December 31, 2013.

Gross Profit

Gross profit in absolute terms decreased by $5,356,683 or 193.5%, period-on-period, from a gross loss of $2,768,907 for the six months ended December 31, 2012, to a gross loss of $8,125,590 for the six months ended December 31, 2013. Gross profit margin decreased to (34.4%) for the six months ended December 31, 2013, from (19.6%) for the six months ended December 31, 2012. The decrease in gross profit margin is mainly attributable to a 13% period-on-period decrease in average selling prices.

Selling Expenses

Selling expenses increased by $26,415, or 48.6%, period-on-period, to $80,751 for the six months ended December 31, 2013, from $54,336 for the six months ended December 31, 2012. The increase was mainly attributable to higher sales period-on-period.

Administrative Expenses

Administrative expenses decreased by $93,364 or 11.1%, period-on-period, from $844,412 for the six months ended December 31, 2012, compared to $751,048 for the six months ended December 31, 2013. This was mainly due to a decrease in traveling expenses associated with attendance at investment conferences and legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts increased by $1,509,395, or 14.9%, period-on-period. Allowance recognized for the six months ended December 31, 2013 was in the amount of $11,668,609 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $6,783,760, or 48.7%, period-on-period, to $20,714,640 for the six months ended December 31, 2013, from $13,930,880 for the six months ended December 31, 2012, as a result of the factors discussed above.

Other Income

Other income decreased by $547,693, or 90.1%, from $607,757 for the six months ended December 31, 2012, to $60,064 for the six months ended December 31, 2013.

Interest Expense

Total interest expense increased by $97,882, or 5.5%, to $1,881,547 for the six months ended December 31, 2013, from $1,783,665 for the six months ended December 31, 2012, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the six months ended December 31, 2013 and 2012, we recognized no income tax expense.

Net Loss

Net loss increased by $7,429,335, or 49.2%, period-on-period, to $22,536,123 for the six months ended December 31, 2013, from $15,106,788 for the six months ended December 31, 2012. The increase in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the increase in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2013, we had cash and cash equivalents of approximately $0.1 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Six Months Ended December 31,
	2013	2012
Net cash provided by/(used in) operating activities	$478,410	$(203,259)
Net cash (used in) investing activities	(80,759)	(111,583)
Net cash (used in) financing activities	(223,707)	(504,269)
Net cash flow	59,976	(802,918)

Operating Activities

Net cash flows provided by operating activities for the six months ended December 31, 2013 were $478,410, as compared to net cash flows used in operating activities of $203,259 for the six months ended December 31, 2012, resulting in a net increase of $681,669. This increase was mainly due to an increase in cash inflow from advances from customers of $7,540,990 as sales orders increased as a result of our sales and marketing efforts, an increase in cash inflows from accounts payable and accrued expenses of $5,344,249 as we purchased more items on credit, and offset by a decrease in cash inflow from accounts receivable of $7,895,673 during the six months ended December 31, 2013 due to less collection as the credit tightening in China continued to have negative consequences on the business operations of our customers.

For the six months ended December 31, 2013, sales revenues generated from the top five major customers as a percentage of total sales was 58%, as compared to 40% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the six months ended December 31, 2013 were for the purchase of additional property, plant and equipment to complement our existing production facilities.

Net cash flows used in investing activities for the six months ended December 31, 2013 were $80,759, as compared with $111,583 for the six months ended December 31, 2012. Cash flows used in investing activities decreased period-on-period as majority of the construction of the additional annealing furnaces have been completed.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans.

Financing Activities

Net cash flows used in financing activities for the six months ended December 31, 2013 were $223,707, as compared to $504,269 for the six months ended December 31, 2012, for a net decrease of $280,562, as the Company made a partial repayment of short-term loans during the six months ended December 31, 2013.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,615,772. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. There can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loans. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $4,712,233, or 8.4%, period-on-period, to $51,589,030 as of December 31, 2013, from $56,301,263 as of June 30, 2013, principally as a result of a decrease in accounts receivable of $5,483,650, or 18.6%.

Accounts receivable, representing 46.5% of total current assets as of December 31, 2013, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts.

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

The following table reflects the aging of our accounts receivable based on due date as of December 31, 2013 and June 30, 2013:

December 31, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	66,492,852	6,745,913	136,929	628,692	5,989,270	20,990,204	32,001,844
%	100	10	<1	1	9	32	48

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

Current Liabilities

Current liabilities increased by $13,774,784, or 20.6%, period-on-period, to $80,792,727 as of December 31, 2013, from $67,017,943 as of June 30, 2013. The increase was mainly attributable to an increase in advances from customers of $8,316,725, or 571.0%, period-on-period and an increase in accounts payable and accrued liabilities of $5,298,157 or 75.2% period-on-period.

As of December 31, 2013, we had $28,415,772 in short-term loans and $16,200,000 in long-term loan current portion. Principal and interest under these loans were to be repaid in full in July and June 2012, but the Company has defaulted on these repayment obligations. The Company is currently in discussion with its banks regarding the possibility to restructure these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the six months ended December 31, 2013, we invested $80,759 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2013, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen ZentralbankÖsterreich AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	8,284,454 (50,154,084)

Raiffeisen ZentralbankÖsterreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	20,131,318 (121,875,000)
$28,415,772

DEG – Deutsche Investitions – und EntwicklungsgesellschaftmbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$ RMB	16,200,000 (98,074,800)
$16,200,000

Total						$44,615,772

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

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2013, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2013	Fiscal Year 2014-2015	Fiscal Year 2016-2017	Fiscal Years 2018 and Beyond
Short-Term Debt Obligations	$30,376,460	$30,376,460	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,985,214	$16,985,214	$-	$-	$-
	$47,361,674	$47,361,674	$-	$-	$-

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

For the six months ended December 31, 2013, we did not have any off-balance sheet arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of December 31, 2013, our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended December 31, 2013, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended December 31, 2013, such as to contain a material misstatement.

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

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. We expect a decision within the next five (5) months. Although an estimate of any potential loss cannot be made at this time, the Company does not believe that its business or financial condition is materially adversely affected.

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

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2014	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)