Form 10-Q
period 2014-03-31
China Precision Steel, Inc.
filed 2014-05-15
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,880,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Nine Months Ended March 31, 2014

2

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013

3

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	March 31, 2014	June 30, 2013

Assets

Current assets
Cash and cash equivalents		$331,786	$75,243
Accounts receivable
Trade, net of allowances of $6,257,658 and $30,642,373 at March 31, 2014 and June 30, 2013, respectively	5	7,505,070	29,480,738
Bills receivable		32,157	94,089
Other receivable		1,102,422	1,041,255
Inventories, net	6	13,728,195	15,837,201
Prepaid expenses		172,261	467,890
Advances to suppliers, net of allowance of $1,837,822 and $19,689,609 at March 31, 2014 and June 30, 2013, respectively	7	9,009,558	9,304,847

Total current assets		31,881,449	56,301,263

Property, plant and equipment
Property, plant and equipment, net	8	54,020,456	61,366,745
Construction-in-progress	9	292,743	255,996

		54,313,199	61,622,741

Intangible assets, net	10	1,844,922	1,903,675

Goodwill		99,999	99,999

Total assets		$88,139,569	$119,927,678

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	11	$27,659,632	$28,028,722
Long-term loan - current portion	12	16,200,000	16,200,000
Accounts payable and accrued liabilities		13,217,939	7,044,007
Advances from customers		7,684,131	1,456,420
Other taxes payables		7,490,484	8,295,220
Current income taxes payable		5,914,649	5,993,574

Total current liabilities		78,166,835	67,017,943

Long-term loan	12	-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at March 31, 2014 and June 30, 2013, respectively	13	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,880,866 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	13	3,880	3,880
Additional paid-in capital	13	75,685,066	75,685,066
Accumulated other comprehensive income		22,106,215	22,075,822
Accumulated deficit		(87,822,427)	(44,855,033)

Total stockholders’ equity		9,972,734	52,909,735

Total liabilities and stockholders’ equity		$88,139,569	$119,927,678

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months Ended March 31, 2014 and 2013

(Unaudited)

		Three Months Ended		Nine Months Ended
	Notes	2014	2013	2014	2013

Sales revenues		$14,239,523	$8,563,497	$37,870,918	$22,684,524
Cost of goods sold		19,928,488	10,938,804	51,685,473	27,828,738
Gross (loss)		(5,688,965)	(2,375,307)	(13,814,555)	(5,144,214)

Operating expenses
Selling expenses		23,290	31,901	104,041	86,237
Administrative expenses		749,813	576,091	1,500,861	1,420,503
Allowance for bad and doubtful debts		13,016,962	9,665,828	24,685,571	19,825,042
Depreciation and amortization expense		40,060	51,742	128,702	155,753

Total operating expenses		13,830,125	10,325,562	26,419,175	21,487,535

(Loss) from operations		(19,519,090)	(12,700,869)	(40,233,730)	(26,631,749)

Other income/(expense)
Other revenues		41	70,743	60,105	678,500
Interest and finance costs		(912,222)	(857,269)	(2,793,769)	(2,640,934)

Total other (expense)		(912,181)	(786,526)	(2,733,664)	(1,962,434)

(Loss) from operations before income tax		(20,431,271)	(13,487,395)	(42,967,394)	(28,594,183)

Provision for income tax	14
Current		-	-	-	-

Total income tax		-	-	-	-

Net (loss)		$(20,431,271)	$(13,487,395)	$(42,967,394)	$(28,594,183)

Basic (loss) per share	15	$(5.26)	$(3.48)	$(11.07)	$(7.37)

Basic weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Diluted (loss) per share	15	$(5.26)	$(3.48)	$(11.07)	$(7.37)

Diluted weighted average shares outstanding		3,880,866	3,880,866	3,880,866	3,880,866

Components of comprehensive (loss):
Net (loss)		$(20,431,271)	$(13,487,395)	$(42,967,394)	$(28,594,183)
Other comprehensive income:
Foreign currency translation adjustment		(438,206)	168,529	30,393	2,360,958

Comprehensive (loss)		$(20,869,477)	$(13,318,866)	$(42,937,001)	$(26,233,225)

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended March 31, 2014

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Share	Amount	Capital	Income	deficit	Equity
Balance at June 30, 2013	3,880,866	3,880	75,685,066	22,075,822	(44,855,033)	52,909,735

Foreign currency translation adjustment	-	-	-	30,393	-	30,393
Net loss	-	-	-	-	(42,967,394)	(42,967,394)

Balance at March 31, 2014	3,880,866	$3,880	$75,685,066	$22,106,215	$(87,822,427)	$9,972,734

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities
Net (loss)	$(42,967,394)	$(28,594,183)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,766,222	6,876,606
Allowance for bad and doubtful debts	24,685,571	19,825,042
Net changes in assets and liabilities:
Accounts receivable, net	(435,657)	2,304,215
Inventories	1,900,458	(4,696,893)
Prepaid expenses	293,027	94,093
Advances to suppliers	(2,055,378)	412,483
Accounts payable and accrued expenses	6,263,139	3,071,081
Advances from customers	6,246,889	441,823
Other taxes payable	(695,503)	(546,344)
Current income taxes	-	32,989

Net cash provided by/(used in) operating activities	1,374	(779,088)

Cash flows from investing activities
Purchase of intangible assets	-	(2,724)
Purchase of property, plant and equipment, including construction in progress	(113,572)	(120,079)

Net cash (used in) investing activities	(113,572)	(122,803)

Cash flows from financing activities
Repayments of short-term loans	(223,707)	(542,696)

Net cash (used in) financing activities	(223,707)	(542,696)

Effect of exchange rate	592,448	4,055

Net increase/(decrease) in cash	256,543	(1,440,532)

Cash and cash equivalents, beginning of period	75,243	1,602,805

Cash and cash equivalents, end of period	$331,786	$162,273

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans presently totaling $43,859,632. The Company is currently in discussions with its banks regarding the restructuring of these loans for repayment but has not yet agreed on specific terms. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by Raiffeisen ZentralbankÖsterreichAG (“RZB”) for the defaulted short-term loan. We aim to resolve this and work out a repayment plan with the arbitration panel but there can be no assurance that the Company will be able to successfully do so. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of March 31, 2014 and for the periods ended March 31, 2014 and 2013 have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three and nine months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2014.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At March 31, 2014 and June 30, 2013, the Company had $6,257,658 and $30,642,373 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $11,088,489 (2013: $9,665,828) and $22,416,201 (2013: $19,825,042) recognized for the three and nine months ended March 31, 2014 and 2013, respectively.

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

As of March 31, 2014 and June 30, 2013, the Company had $925,347 and $937,695 of inventory provision, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of March 31, 2014 and June 30, 2013, the Company had made allowances of advances to suppliers of $1,837,822 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $1,928,472 (2013: $nil) and $2,269,369 (2013: $nil) recognized for the three and nine months ended March 31, 2014 and 2013, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three and nine months ended March 31, 2014 and 2013, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in three and nine months ended March 31, 2014 and 2013.

At March 31, 2014 and June 30, 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation and comprehensive income.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2009 through 2013 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2009.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of March 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the nine months ended March 31, 2014 and 2013, the Company’s pension cost charged to the statements of operations under the plan amounted to $224,719 and $182,303, respectively, all of which have been paid to the National Social Security Fund.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at March 31, 2014 and June 30, 2013 because of the relatively short-term maturity of these instruments. The Company considers the carrying amount of long-term loans to approximate their fair values based on the interest rates of the instruments and the current market rate of interest.

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

4. Concentrations of Business and Credit Risk

The Company’s list of customers whose purchases from us were 10% or more of total sales during the nine months ended March 31, 2014 and 2013 is as follows:

	2014		2013
a. Customers	$	% to sales	$		% to sales
Shanghai Hongyu Metal Co., Ltd.	6,308,120	17	-	*	-	*
EAH (Shanghai) International Trading Co., Ltd	4,199,644	11	-	*	-	*

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the nine months ended March 31, 2014 and 2013 is as follows:

	2014				2013
b. Suppliers	$		% to Purchases		$	% to purchases
Maoxun Trading Co., Ltd.	16,760,304		40		1,998,539	11
Wuxi Hangda Trading Co., Ltd	-	*	-	*	2,439,776	12

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $7,505,070 and $29,480,738 as of March 31, 2014 and June 30, 2013, respectively.

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

6. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $nil for the nine months ended March 31, 2014 and 2013. These amounts were recognized as a loss in each respective period.

As of March 31, 2014 and June 30, 2013, inventories consisted of the following:

	March 31, 2014	June 30, 2013
At cost:
Raw materials	$1,421,612	$1,502,235
Work in progress	105,669	1,483,490
Finished goods	6,990,942	7,383,617
Consumable items	6,135,319	6,405,554
	14,653,542	16,774,896
Less: provision	(925,347)	(937,695)
	$13,728,195	$15,837,201

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as bearings and rollers, and are included as a component of cost of goods sold.

Inventories amounting to $7,346,033 (June 30, 2013: $6,832,699) were pledged for short-term loans totaling $19,595,627 at March 31, 2014 (June 30, 2013: $19,857,110).

7. Advances to Suppliers

Cash advances are shown net of allowances of $1,837,822 and $19,689,609 at March 31, 2014 and June 30, 2013, respectively.

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

8. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	March 31, 2014	June 30, 2013
Plant and machinery	$79,157,105	$80,161,729
Buildings	23,949,151	24,268,727
Motor vehicles	739,348	734,764
Office equipment	554,590	564,087
	104,400,194	105,729,307
Less: Accumulated depreciation	(50,379,738)	(44,362,562)
	$54,020,456	$61,366,745

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the nine months ended March 31, 2014 and 2013, depreciation totaling $5,289,577 and $4,663,500, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $27,767,409 (June 30, 2013: $31,431,182) and $15,289,613 (June 30, 2013: $17,513,168) were pledged for short-term loans totaling $27,659,632 and long-term loan including current portion totaling $16,200,000, respectively, at March 31, 2014 (June 30, 2013: $28,028,722 and $16,200,000, respectively).

9. Construction-In-Progress

As of March 31, 2014 and June 30, 2013, construction-in-progress consisted of the following:

	March 31, 2014	June 30, 2013
Construction costs	$292,743	$255,996

Construction-in-progress represents construction and installations of annealing furnaces.

10. Intangible Assets

Land use rights amounting to $1,843,582 (June 30, 2013: $1,900,914) were pledged for short-term loans totaling $27,659,632 at March 31, 2014 (June 30, 2013: $28,028,722).

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

11. Short-Term Loans

Short-term loans consisted of the following:

	March 31, 2014	June 30, 2013
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.9% at March 31, 2014) per annum (Notes 6 and 8)	8,064,005	8,171,612

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.9% at March 31, 2014) per annum (Notes 6, 8 and 10)	19,595,627	19,857,110

	$27,659,632	$28,028,722

The above bank loans outstanding at March 31, 2014 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and RaiffeisenZentralbankOsterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at March 31, 2014 and June 30, 2013 was 6.9% and 7.26%, respectively. Principal and interest under the short-term loans totaling $27,659,632 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the restructuring of the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. We aim to resolve this and work out a repayment plan with the arbitration panel but there can be no assurance that the Company will be able to successfully do so. RZB also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

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

12. Long-Term Loan – Current Portion

	March 31, 2014	June 30, 2013
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.8305 at March 31, 2014) per annum (Note 8)	$16,200,000	$16,200,000

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

14. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of March 31, 2014 and June 30, 2013 are as follows:

	March 31, 2014	June 30, 2013
Deferred tax assets and liabilities:
Net operating loss carried forward	$32,591,381	$11,247,441
Temporary differences resulting from allowances	2,255,207	12,805,597
Net deferred income tax asset	$34,846,588	$24,053,038
Valuation allowance	(34,846,588)	(24,053,038)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of March 31, 2014. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Nine months ended March 31,
	2014	2013
Computed tax at the PRC statutory rate of 25%	$(10,771,136)	$(7,280,149)
Valuation allowance	10,793,549	2,230,154
Income not subject to tax	(22,427)	-
Expenses not deductible for tax	14	5,049,995
Income tax per books	$-	$-

15. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

For the three and nine months ended March 31, 2014, warrants to purchase 118,333 shares at an exercise price of $101.40 were not included as their effect would have been anti-dilutive.

The following reconciles the components of the EPS computation:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended March 31, 2014:
Net (loss)	$(20,431,271)
Basic EPS (loss) available to common shareholders	$(20,431,271)	3,880,866	$(5.26)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(20,431,271)	3,880,866	$(5.26)
For the three months March 31, 2013:
Net (loss)	$(13,487,395)
Basic EPS (loss) available to common shareholders	$(13,487,395)	3,880,866	$(3.48)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(13,487,395)	3,880,866	$(3.48)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the nine months ended March 31, 2014:
Net (loss)	$(42,967,394)
Basic EPS (loss) available to common shareholders	$(42,967,394)	3,880,866	$(11.07)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(42,967,394)	3,880,866	$(11.07)
For the nine months ended March 31, 2013:
Net (loss)	$(28,594,183)
Basic EPS (loss) available to common shareholders	$(28,594,183)	3,880,866	$(7.37)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(28,594,183)	3,880,866	$(7.37)

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

Capital Commitments

As of March 31, 2014, the Company did not have any capital commitments (June 30, 2013: $nil).

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

The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. In accordance with ASC360, as of March 31, 2014, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test pursuant to the guidance outlined in ASC 360-10-35-21 and no impairment charges were recognized for the current period. As of March 31, 2014, the Company expects these assets to be fully recoverable based on the result of the impairment test. Goodwill amounting to $99,999 as at March 31, 2014 was considered immaterial and not tested for impairment in accordance with ASC 350.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at March 31, 2014 and June 30, 2013, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three and nine months ended March 31, 2014 and 2013.

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

Third Quarter Financial Performance Highlights

During the three months ended March 31, 2014, we saw a substantial increase in our sales volume, period-on-period. This is a direct result of the measures we have been taking during the past year including expanding customer base and improving production management, as mentioned above. However, as we further work to improve our operating results to achieve profitability, tightened credit and slowing growth in China continued to cause a negative impact on our business and a slow turnover of our accounts receivable for the three months ended March 31, 2014, a trend that is strongly correlated to the experience of other companies in the coal and steel sectors in China during the past year.

During the three months ended March 31, 2014, we sold a total of 23,137 tons of products, an increase of 12,873 tons from 10,264 tons a year ago, due to an increase in domestic sales in our high-carbon product categories. Average cost per unit sold decreased 19.2% while average selling prices decreased 26.3% period-on-period. As a bid to combat air pollution in the northern part of China including Beijing, North China’s Hebei Province has plans on cutting steel production by 86 million tons by 2020. Hebei is China’s largest steel production base and expected lower output is going to have negative impact on our raw material cost in the short run. Low average selling price coupled with a large provision for bad and doubtful debts of $13,016,962 led to a gross loss of $5,688,965 and a net loss of $20,431,271 for the three months ended March 31, 2014. Total company backlog as of March 31, 2014 was $5,718,025.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans presently totaling $43,859,632. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. Any restructuring will be subject to approval by the banks’ governing bodies, and to our ability to meet certain conditions and requirements that may be imposed by the banks. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by Raiffeisen ZentralbankÖsterreichAG (“RZB”) for the defaulted short-term loan. We aim to resolve this and work out a repayment plan with the arbitration panel but there can be no assurance that the Company will be able to successfully do so. Each of the banks also has the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company. We have implemented and will continue to implement a series of measures, discussed above, to remodel our business to make it sustainable, and as part of the ongoing discussions with banks to potentially restructure our bank loans.

The Company continued to suffer a significant loss in the period ended March 31, 2014. Operating cash flows have also been adversely impacted by the slow turnover of our accounts receivable. We expect the ongoing credit tightening in China and the slowdown of the Chinese economy to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $14.2 million for the quarter, an increase of 66.3% from last year.

●	Gross Margin: Gross margin was (40.0%) for the quarter, compared to (27.7%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $20.4 million for the quarter, compared to a loss of approximately $13.5 million last year.

●	Net loss: Net loss was approximately $20.4 million for the quarter, compared to a net loss of approximately $13.5 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $5.26 for the quarter, compared to a loss per share of $3.48 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and nine Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,				Nine Months Ended March 31,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$14,239,523	100.0	$8,563,497	100.0	$37,870,918	100.0	$22,684,524	100.0
Cost of sales (including depreciation and amortization)	19,928,488	140.0	10,938,804	127.7	51,685,473	136.5	27,828,738	122.7
Gross (loss)	(5,688,965)	(40.0)	(2,375,307)	(27.7)	(13,814,555)	(36.5)	(5,144,214)	(22.7)
Selling expenses	23,290	0.2	31,901	0.4	104,041	0.3	86,237	0.4
Administrative expenses	749,813	5.3	576,091	6.7	1,500,861	4.0	1,420,503	6.3
Allowance for bad and doubtful debts	13,016,962	91.4	9,665,828	112.9	24,685,571	65.2	19,825,042	87.4
Depreciation and amortization expense	40,060	0.3	51,742	0.6	128,702	0.3	155,753	0.7
Total operating expenses	13,830,125	97.1	10,325,562	120.6	26,419,175	69.8	21,487,535	94.7
(Loss) from operations	(19,519,090)	(137.1)	(12,700,869)	(148.3)	(40,233,730)	(106.2)	(26,631,749)	(117.4)
Other revenues	41	<0.1	70,743	0.8	60,105	0.2	678,500	3.0
Interest and finance costs	(912,222)	(6.4)	(857,269)	(10.0)	(2,793,769)	(7.4)	(2,640,934)	(11.6)
Total other (expense)	(912,181)	(6.4)	(786,526)	(9.2)	(2,733,664)	(7.2)	(1,962,434)	(8.7)
(Loss) before income taxes	(20,431,271)	(143.5)	(13,487,395)	(157.5)	(42,967,394)	(113.5)	(28,594,183)	(126.1)
Income tax expense	-	-	-	-	-	-	-	-
Net (loss)	$(20,431,271)	(143.5)	$(13,487,395)	(157.5)	$(42,967,394)	(113.5)	$(28,594,183)	(126.1)
Basic (loss) per share	$(5.26)		$(3.48)		$(11.07)		$(7.37)
Diluted (loss) per share	$(5.26)		$(3.48)		$(11.07)		$(7.37)

Sales Revenues

Sales volume increased by 12,873 tons, or 125.4%, period-on-period, to 23,137 tons for the three months ended March 31, 2014, from 10,264 tons for the three months ended March 31, 2013 and as a result, sales revenues increased by $5,676,026, or 66.3%, period-on-period, to $14,239,523 for the three months ended March 31, 2014, from $8,563,497 for the three months ended March 31, 2013. The increase in sales revenues period-on-period is mainly attributable to the increase in production and sales as a result of management’s sales and marketing efforts in the domestic market, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months ended March 31,						Period-on-
	2014			2013			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	107	84,159	1	1,061	722,340	8	(954)
Low-carbon cold-rolled	13,378	8,397,556	59	4,136	3,437,778	40	9,242
High-carbon hot-rolled	4,372	2,519,320	18	270	206,840	2	4,102
High-carbon cold-rolled	4,191	3,139,576	22	3,990	3,279,644	38	201
Subcontracting income	1,089	76,111	<1	807	42,228	<1	282
Sales of scrap metal	-	22,801	<1	-	874,667	10	-
Total	23,137	14,239,523	100	10,264	8,563,497	100	12,873

During the three months ended March 31, 2014, domestic sales increased across all product categories. Low-carbon cold-rolled steel products accounted for 59% of the current sales mix at an average selling price of $628 per ton for the three months ended March 31, 2014, compared to 40% of the sales mix at an average selling price per ton of $831 for the three months ended March 31, 2013. Low-carbon hard-rolled steel products accounted for 1% of the current sales mix at an average selling price of $787 per ton for the three months ended March 31, 2014, compared to 8% of the sales mix at an average selling price per ton of $681 for the three months ended March 31, 2013, due to weak demand in the export market. High-carbon cold-rolled steel products accounted for 22% of the current sales mix at an average selling price of $749 per ton for the three months ended March 31, 2014, compared to 38% of the sales mix at an average selling price of $822 for the three months ended March 31, 2013. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the increase in demand for automobiles in the PRC market and as a result of our continued sales and marketing efforts in this market segment. Subcontracting income revenues accounted for $76,111 or less than 1% of the sales mix for the three months ended March 31, 2014, an increase from $42,228 for the three months ended March 31, 2013.

	Three Months ended March 31,
	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	787	681	106	16
Low-carbon cold-rolled	628	831	(203)	(24)
High-carbon hot-rolled	576	766	(190)	(25)
High-carbon cold-rolled	749	822	(73)	(9)
Subcontracting income	70	52	18	35

The average selling price per ton decreased to $615 for the three months ended March 31, 2014 compared to $834 last year, representing a decrease of $219, or 26.3%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the quarter.

Sales Breakdown by Major Customer

	2014				2013
Customers	$		% of Sales		$		% of Sales
EAH (Shanghai) International Trading Co., Ltd	4,199,644		29		-	*	-	*
EMORI (China) Co., Ltd.	1,399,881		10		-	*	-	*
Shanghai Haiheng Industrial Co., Ltd.	1,160,122		8		-	*	-	*
Shanghai Gonghe Industrial Co., Ltd.	1,070,593		8		-	*	-	*
Shanghai Wozi Jintian Blade Co., Ltd.	780,962		5		-	*	-	*
Hangzhou Pugang Steel Co., Ltd.	-	*	-	*	841,618		10
Shanghai Changshuo Steel Co., Ltd.	-	*	-	*	823,983		10
Shanghai Yanmao Trading Co., Ltd.	-	*	-	*	544,708		6
Unimax & Far	-	*	-	*	541,374		6
Changshu Jiacheng Steel Plating Co., Ltd.	-	*	-	*	522,640		6
	8,611,202		60		3,274,323		38
Others	5,628,321		40		5,289,174		62
Total	14,239,523		100		8,563,497		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 60% for the three months ended March 31, 2014, as compared to 38% in 2013. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales increased by $8,989,684, or 82.2%, period-on-period, to $19,928,488 for the three months ended March 31, 2014, from $10,938,804 for the three months ended March 31, 2013. Cost of sales represented 140.0% of sales revenues for the three months ended March 31, 2014, compared to 127.7% for the three months ended March 31, 2013. Average cost per unit sold decreased to $861 for the three months ended March 31, 2014, compared to $1,066 for the three months ended March 31, 2013, representing a decrease of $205 per ton, or 19.2%, period-on-period, as detailed more fully below.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	16,679,852	8,572,999	8,106,853	94.6
- Direct labor	165,488	120,271	45,217	37.6
- Manufacturing overhead	3,083,148	2,245,534	837,613	37.3
	19,928,488	10,938,804	8,989,683	82.2

Cost per unit sold
Total units sold (tons)	23,137	10,264	12,873	125.4
Average cost per unit sold ($/ton)	861	1,066	(205)	(19.2)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in factory overhead per unit sold of $86, or 39.2%, from $219 for the three months ended March 31, 2013, to $133 for the three months ended March 31, 2014;

●	a decrease in direct labor per unit sold of $5, or 40.3%, from $12 for the three months ended March 31, 2013, to $7 for the three months ended March 31, 2014, and;

●	a decrease in cost of raw materials per unit sold of $114, or 13.7%, from $835 for the three months ended March 31, 2013, to $721 for the three months ended March 31, 2014.

The cost of raw materials consumed increased by $8,106,853, or 94.6%, period-on-period, to $16,679,852 for the three months ended March 31, 2014, from $8,572,999 for the three months ended March 31, 2013. This increase was due to a large increase in total units sold during the three months ended March 31, 2014 and an increase in the cost of raw materials.

Direct labor costs increased by $45,217, or 37.6%, period-on-period, from $120,271 for the three months ended March 31, 2013, to $165,488 for the three months ended March 31, 2014. Manufacturing overhead costs increased by $837,614, or 37.3%, period-on-period, from $2,245,534 for the three months ended March 31, 2013, to $3,083,148 for the three months ended March 31, 2014. The increase was mainly attributable to the combined effect of an increase in utilities of $169,509, or 48.8%, period-on-period, from $347,699 for the three months ended March 31, 2013, to $517,208 for the three months ended March 31, 2014, an increase in depreciation of $416,963, or 26.9%, period-on-period, from $1,549,594 for the three months ended March 31, 2013, to $1,966,557, and an increase in consumables of $88,971, or 34.9%, period-on-period, from $254,828 for the three months ended March 31, 2013, to $343,799 for the three months ended March 31, 2014.

Gross Profit

Gross profit in absolute terms decreased by $3,313,658 or 139.5%, period-on-period, from a gross loss of $2,375,307 for the three months ended March 31, 2013, to a gross loss of $5,688,965 for the three months ended March 31, 2014. Gross profit margin decreased to (40.0%) for the three months ended March 31, 2014, from (27.7%) for the three months ended March 31, 2013. The decrease in gross profit margin is mainly attributable to a 26.3% period-on-period decrease in average selling prices per unit sold.

Selling Expenses

Selling expenses decreased by $8,611, or 27.0%, period-on-period, from $31,901 for the three months ended March 31, 2013, to $23,290 for the three months ended March 31, 2014. The decrease was mainly attributable to lower transportation costs period-on-period.

Administrative Expenses

Administrative expenses increased by $173,722 or 30.2%, period-on-period, from $579,091 for the three months ended March 31, 2013, compared to $749,813 for the three months ended March 31, 2014. This was mainly due to increases in traveling expenses and legal and professional fees period-on-period.

Provision for Bad and Doubtful Debts

Provision for bad and doubtful debts increased by $3,351,134, or 34.7%, period-on-period. Provision recognized for the three months ended March 31, 2014 was in the amount of $13,016,962 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $6,818,221, or 53.7%, period-on-period, to a loss of $19,519,090 for the three months ended March 31, 2014, from $12,700,869 for the three months ended March 31, 2013, as a result of the factors discussed above.

Other Revenues

Other income decreased by $70,702, or 99.9%, to $41 for the three months ended March 31, 2014, from $70,743 for the three months ended March 31, 2013 due to a decrease in interest income.

Interest Expense

Total interest expense increased by $54,953, or 6.4%, to $912,222 for the three months ended March 31, 2014, from $857,269 for the three months ended March 31, 2013, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the three months ended March 31, 2014 and 2013, we recognized no income tax expense as a result of the net loss for the three months ended March 31, 2014 and 2013.

Net Loss

Net loss increased by $6,943,876 or 51.5%, period-on-period, to $20,431,271 for the three months ended March 31, 2014, from $13,487,395 for the three months ended March 31, 2013. The increase in net loss is attributable to a combination of all the factors discussed above, principally the increase in negative gross margin.

Comparison of Nine Months Ended March 31, 2014 and 2013

Sales Revenues

Sales volume increased by 29,900 tons, or 104.1%, period-on-period, to 58,622 tons for the nine months ended March 31, 2014, from 28,722 tons for the nine months ended March 31, 2013 and as a result, sales revenues increased by $15,186,394, or 66.9%, period-on-period, to $37,870,918 for the nine months ended March 31, 2014, from $22,684,524 for the nine months ended March 31, 2013. The increase in sales revenues period-on-period is mainly attributable to the increase in production and sales as a result of management’s sales and marketing efforts in the domestic market, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the nine months ended March 31, 2014 and 2013 is as follows:

	Nine Months ended March 31,						Year-on-
	2014			2013			Year
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	805	694,387	2	3,733	2,698,860	12	(2,928)
Low-carbon cold-rolled	29,006	17,197,277	45	13,489	9,999,064	44	15,517
High-carbon hot-rolled	13,514	7,784,751	21	449	324,509	1	13,065
High-carbon cold-rolled	13,294	10,908,239	29	9,737	8,368,887	37	3,557
Subcontracting income	2,003	192,620	<1	1,314	83,020	<1	689
Sales of scrap metal	-	1,093,644	3	-	1,210,184	5	-
Total	58,622	37,870,918	100	28,722	22,684,524	100	29,900

During the nine months ended March 31, 2014, domestic sales increased across all product categories. Low-carbon cold-rolled steel products accounted for 45% of the current sales mix at an average selling price of $593 per ton for the nine months ended March 31, 2014, compared to 44% of the sales mix at an average selling price per ton of $741 for the nine months ended March 31, 2013. Low-carbon hard-rolled steel products accounted for 2% of the current sales mix at an average selling price of $863 per ton for the nine months ended March 31, 2014, compared to 12% of the sales mix at an average selling price per ton of $723 for the nine months ended March 31, 2013, due to weak demand in the export market. High-carbon cold-rolled steel products accounted for 29% of the current sales mix at an average selling price of $821 per ton for the nine months ended March 31, 2014, compared to 37% of the sales mix at an average selling price of $859 for the nine months ended March 31, 2013. The products in this category are mainly used in the automobile industry and the increase in sales volume period-on-period was a result of the increasing demand for automobiles in the PRC market and as a result of our continued sales and marketing efforts in this market segment. Subcontracting income revenues accounted for $192,620, or less than 1% of the sales mix for the nine months ended March 31, 2014, an increase from $83,020 for the nine months ended March 31, 2013.

	Nine Months ended March 31,
	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	863	723	140	19
Low-carbon cold-rolled	593	741	(148)	(20)
High-carbon hot-rolled	576	723	(147)	(20)
High-carbon cold-rolled	821	859	(38)	(4)
Subcontracting income	96	63	33	52

The average selling price per ton decreased for the nine months ended March 31, 2014 to $646 compared to $790 last year, representing a decrease of $144 or 18%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the nine months.

Sales Breakdown by Major Customer

	2014				2013
Customers	$		% of Sales		$		% of Sales
Shanghai Hongyu Metal Co., Ltd.	6,308,120		17		-	*	-	*
EAH (Shanghai) International Trading Co., Ltd.	4,199,644		11		-	*	-	*
Maoxun Trading Co., Ltd.	2,798,607		7		-	*	-	*
Shanghai Haiheng Industrial Co., Ltd.	2,552,190		7		-	*	-	*
Shanghai Wozi Jintian Blade Co., Ltd.	2,515,143		7		1,620,098		7
Changshu Jiacheng Steel Plating Co., Ltd.	-	*	-	*	2,077,276		9
Unimax & Far Corporation	-	*	-	*	1,611,074		7
Hangzhou Pugang Steel Materials Co., Ltd.	-	*	-	*	1,348,424		6
Shanghai Bayou Co., Ltd.	-	*	-	*	967,558		4
	18,373,704		49		7,624,430		33
Others	19,497,214		51		15,060,094		67
Total	37,870,918		100		22,684,524		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 49% for the nine months ended March 31, 2014, as compared to 33% in 2013. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the period.

Cost of Goods Sold

Cost of sales increased by $23,856,734, or 85.7%, period-on-period, to $51,685,473 for the nine months ended March 31, 2014, from $27,828,738 for the nine months ended March 31, 2013. Cost of sales represented 136.5% of sales revenues for the nine months ended March 31, 2014, compared to 122.7% for the nine months ended March 31, 2013. Average cost per unit sold decreased to $882 for the nine months ended March 31, 2014, compared to $969 for the nine months ended March 31, 2013, representing a decrease of $87 per ton, or 9.0%, period-on-period, as detailed more fully below.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	42,112,854	20,446,881	21,665,973	106.0
- Direct labor	507,318	367,234	140,084	38.1
- Manufacturing overhead	9,065,301	7,014,623	2,050,678	29.2
	51,685,473	27,828,738	23,856,735	85.7
Cost per unit sold
Total units sold (tons)	58,622	28,722	29,900	104.1
Average cost per unit sold ($/ton)	882	969	(87)	(9.0)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in factory overhead per unit sold of $89, or 36.5%, from $244 for the nine months ended March 31, 2013, to $155 for the nine months ended March 31, 2014;

●	a decrease in direct labor per unit sold of $4 or 29.6%, from $13 for the nine months ended March 31, 2013, to $9 for the nine months ended March 31, 2014, offset by;

●	an increase in cost of raw materials per unit sold of $6, or 0.9%, from $712 for the nine months ended March 31, 2013, to $718 for the nine months ended March 31, 2014;

The cost of raw materials consumed increased by $21,665,973, or 106.0%, period-on-period, from $20,446,881 for the nine months ended March 31, 2013, to $42,112,854 for the nine months ended March 31, 2014. This increase was due to a substantial increase in total units sold as well as increase in average raw material cost during the nine months ended March 31, 2014.

Direct labor costs increased by $140,084, or 38.1%, period-on-period, from $367,234 for the nine months ended March 31, 2013, to $507,318 for the nine months ended March 31, 2014. Manufacturing overhead costs increased by $2,050,678, or 29.2%, period-on-period, from $7,014,623 for the nine months ended March 31, 2013, to $9,065,301 for the nine months ended March 31, 2014. The increase was mainly attributable to the combined effect of an increase in utilities of $529,453, or 43.9%, period-on-period, to $1,735,136 for the nine months ended March 31, 2014, from $1,205,683 for the nine months ended March 31, 2013, an increase in depreciation of $626,077, or 13.4%, period-on-period, to $5,289,577 for the nine months ended March 31, 2014, from $4,663,500 for the nine months ended March 31, 2013, and an increase in consumables of $459,518, or 57.1%, period-on-period, from $804,217 for the nine months ended March 31, 2013, to $1,263,735 for the nine months ended March 31, 2014.

Gross Profit

Gross profit in absolute terms decreased by $8,670,341 or 168.5%, period-on-period, from a gross loss of $5,144,214 for the nine months ended March 31, 2013, to a gross loss of $13,814,555 for the nine months ended March 31, 2014. Gross profit margin decreased to (36.5%) for the nine months ended March 31, 2014, from (22.7%) for the nine months ended March 31, 2013. The decrease in gross profit margin is mainly attributable to an 18% period-on-period decrease in average selling prices.

Selling Expenses

Selling expenses increased by $17,804, or 20.6%, period-on-period, to $104,041 for the nine months ended March 31, 2014, from $86,237 for the nine months ended March 31, 2013. The increase was mainly attributable to higher sales period-on-period.

Administrative Expenses

Administrative expenses increased by $80,358 or 5.7%, period-on-period, from $1,420,503 for the nine months ended March 31, 2013, compared to $1,500,861 for the nine months ended March 31, 2014. This was mainly due to increases in traveling expenses and legal and professional fees period-on-period.

Provision for Bad and Doubtful Debts

Provision for bad and doubtful debts increased by $4,860,529, or 24.5%, period-on-period. Provision recognized for the nine months ended March 31, 2014 was in the amount of $24,685,571 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations increased by $13,601,981, or 51.1%, period-on-period, to $40,233,730 for the nine months ended March 31, 2014, from $26,631,749 for the nine months ended March 31, 2013, as a result of the factors discussed above.

Other Revenues

Other income decreased by $618,395, or 91.1%, from $678,500 for the nine months ended March 31, 2013, to $60,105 for the nine months ended March 31, 2014 due to decrease in interest income.

Interest Expense

Total interest expense increased by $152,835, or 5.8%, to $2,793,769 for the nine months ended March 31, 2014, from $2,640,934 for the nine months ended March 31, 2013, due to the accrued late payment penalty interest as a result of the loan default.

Income Tax

For the nine months ended March 31, 2014 and 2013, we recognized no income tax expense.

Net Loss

Net loss increased by $14,373,211, or 50.3%, period-on-period, to $42,967,394 for the nine months ended March 31, 2014, from $28,594,183 for the nine months ended March 31, 2013. The increase in net loss is attributable to a combination of all the factors discussed above, principally the increase in negative gross margin.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of March 31, 2014, we had cash and cash equivalents of approximately $0.3 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Nine Months Ended March 31,
	2014	2013
Net cash provided by/(used in) operating activities	$1,374	$(779,088)
Net cash (used in) investing activities	(113,572)	(122,803)
Net cash (used in) financing activities	(223,707)	(542,696)
Net cash flow	256,543	(1,440,532)

Operating Activities

Net cash flows provided by operating activities for the nine months ended March 31, 2014 were $1,374, as compared to net cash flows used in operating activities of $779,088 for the nine months ended March 31, 2013, resulting in a net increase of $780,462. This increase was mainly due to an increase in cash inflow from accounts payable and accrued expenses of $3,192,058 due to increased purchases on credit and offset by an increase in cash outflows from advances to suppliers of $2,467,861 due to additional materials purchased as a result of increased sales, during the nine months ended March 31, 2014.

For the nine months ended March 31, 2014, sales revenues generated from the top five major customers as a percentage of total sales were 49%, as compared to 33% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the continuation or intensification of the worldwide economic crisis may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Our uses of cash for investing activities during the nine months ended March 31, 2014 were for the purchase of additional property, plant and equipment to complement our existing production facilities.

Net cash flows used in investing activities for the nine months ended March 31, 2014 were $113,572, as compared with $122,803 for the nine months ended March 31, 2013.

We forecast lower capital expenditures in the coming years as the Company has already completed most of its major expansion plans.

Financing Activities

Net cash flows used in financing activities for the nine months ended March 31, 2014 were $223,707, as compared with net cash flows used of $542,696 for the nine months ended March 31, 2013, for a net decrease of $318,989, as the Company made a smaller partial repayment of short-term loans period-on-period.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. However, the current uncertainty arising out of domestic and global economic conditions, including the continuing disruption in credit markets, poses a risk to the economies in which we operate and may adversely impact our potential sources of capital financing. The general unavailability of credit could make capital financing more expensive for us or impossible altogether. Even if we are able to obtain credit, the incurrence of indebtedness could result in increased debt service obligations. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans presently totaling $43,859,632. We are currently in discussions with our banks regarding the possibility to restructure these loans for repayment but have not yet agreed on specific terms. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. We aim to resolve this and work out a repayment plan with the arbitration panel but there can be no assurance that the Company will be able to successfully do so. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

Going Concern

Historically, we have funded our operations and expansion expenditures from cash generated by operating activities, bank borrowings and issuance of common stock. As discussed above, the Company defaulted on the repayment obligations of its bank loans and the restructuring of these loans has not yet been agreed on. We also expect the tightened credit and slowing growth in China to continue to cause a slow turnover of our accounts receivable and have a negative impact on our operating cash flows in the next twelve months. The uncertainty surrounding the successful restructuring of our bank loans and our current lack of readily available liquidity provided by other third party sources raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Current Assets

Current assets decreased by $24,419,814, or 43.4%, period-on-period, to $31,881,449 as of March 31, 2014, from $56,301,263 as of June 30, 2013, principally as a result of a decrease in accounts receivable of $21,975,668, or 74.5%.

Accounts receivable, representing 23.5% of total current assets as of March 31, 2014, is a significant asset of the Company. We offer credit to our customers in the normal course of our business and accounts receivable is stated net of allowance for doubtful accounts.

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

The following table reflects the aging of our accounts receivable based on due date as of March 31, 2014 and June 30, 2013:

March 31, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	13,762,728	2,550,013	2,118,541	478,097	765,660	3,183,218	4,667,199
%	100	19	15	3	6	23	34

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

Current Liabilities

Current liabilities increased by $11,148,892, or 16.6%, period-on-period, to $78,166,835 as of March 31, 2014, from $67,017,943 as of June 30, 2013. The increase was mainly attributable to an increase in advances from customers of $6,227,711, or 427.6%, period-on-period and an increase in accounts payable and accrued liabilities of $6,173,932 or 87.6% period-on-period.

As of March 31, 2014, we had $27,659,632 in short-term loans and $16,200,000 in long-term loan current portion. Principal and interest under these loans were to be repaid in full in July and June 2012, but the Company has defaulted on these repayment obligations. The Company is currently in discussion with its banks regarding the possibility to restructure these loans but there can be no assurance that the Company will be able to successfully work out a repayment plan or otherwise fulfill its obligations under the loan.

Capital Expenditures

During the nine months ended March 31, 2014, we invested $113,572 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of March 31, 2014, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen ZentralbankÖsterreich AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	8,064,005 (50,154,084)

Raiffeisen ZentralbankÖsterreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	$ RMB	19,595,627 (121,875,000)
$27,659,632

DEG – Deutsche Investitions – und EntwicklungsgesellschaftmbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	$ RMB	16,200,000 (100,755,900)
$16,200,000

Total						$43,859,632

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

On June 29, 2011, the Company entered into two short-term loan agreements with RaiffeisenZentralbankOsterreich AG, or “RZB,” pursuant to which the Company borrowed an aggregate of $28,111,165 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2013, but the Company has defaulted on this repayment obligation. The Company is currently in discussions with RZB regarding the possibility to restructure the loans for repayment but has not yet agreed on specific terms. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. We aim to resolve this and work out a repayment plan with the arbitration panel but there can be no assurance that the Company will be able to successfully do so. Until such agreement is reached, RZB has the right to take possession of the collateral granted in connection with the loan agreement, which action would have a material adverse impact on the Company.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of March 31, 2014, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2014	Fiscal Year 2015-2016	Fiscal Year 2017-2018	Fiscal Years 2018 and Beyond
Short-Term Debt Obligations	$29,568,147	$29,568,147	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,982,541	$16,982,541	$-	$-	$-
	$46,550,688	$46,550,688	$-	$-	$-

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

Off-Balance Sheet Arrangements

For the nine months ended March 31, 2014, we did not have any off-balance sheet arrangements

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of March 31, 2014 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended March 31, 2014, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended March 31, 2014, such as to contain a material misstatement.

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

* Filed herewith

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2014	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

