Form 10-K
period 2014-06-30
China Precision Steel, Inc.
filed 2014-10-14
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of December 31, 2013, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

Title of Class	Aggregate Market Value	As of Close of Business on
Common Stock - $0.001 par value	$3,541,579	December 31, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Title of Class	Shares Outstanding	As of Close of Business on
Common Stock - $0.001 par value	3,930,866	October 3, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA PRECISION STEEL, INC.

Annual Report on FORM 10-K

For the Fiscal Year Ended June 30, 2014

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

Overview

We are a steel processing company principally engaged in the manufacture and sale of high precision cold-rolled steel products, in the provision of heat treatment and in the cutting and slitting of medium and high-carbon hot-rolled steel strips. We use commodity steel to create a value-added specialty premium steel. Specialty precision steel pertains to the precision of measurements and tolerances of thickness, shape, width, surface finish and other special quality features of highly-engineered end-use applications.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability and cash flows. These measures include continued sales and marketing efforts to expand customer base and increase total demand; and research and development (“R&D”) strategy to improve profitability of existing products and launch new high value-add products. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the PRC economy which has caused many difficulties faced by businesses.

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

Current Environment and Our Growth Strategy

During the year ended June 30, 2014, we saw an increase in demand for our cold rolled steel products as our measures to expand our customer base and additional marketing efforts showed positive effects. However, as China seeks to restrain investment activity, rebalancing and deleveraging, growth rates for the steel industry are expected to be slow for both production and demand in the near term. The Chinese government targets to restructure the steel industry by taking out excess capacity and encouraging merger and acquisition activities with a goal of creating larger, more efficient steel companies.

Despite the current overcapacity in China’s steel industry, we believe the excess supply is mostly from the low-end steel producers which also cause environmental concerns. Our high-strength and ultra-thin cold rolled steel products are niche products in China and our goal is to maintain our position as the leading supplier of these products in China, while we continue to build brand awareness and demand for our products internationally. We have identified three factors critical to the achievement of this goal in the past, and will continue to focus on these factors in the long run:

●	Focus on Growing Niche Segments. We will continue to focus on niche markets. Despite the slowdown in demand in the past two years and a moderate rather than double-digit growth rate outlook for the Chinese economy in the medium- to long-run, domestic consumption is expected to grow bigger from the current levels and we believe that demand for high value-add precision steel products such as automobile parts and components, steel roofing, plane friction discs, food packaging materials and microelectronics is expected to continue. Moreover, new applications of steel products are continually being developed. We will focus our R&D efforts on advancing processing techniques and production of high-strength and ultra-thin, cold rolled precision steel products to enhance our product offerings and expand our market share over time.

●	Compete Internationally. We intend to continue building our brand awareness and expand our exports to compete in the international marketplace. We believe that we have already established our presence in the international market for low carbon precision cold rolled steel products in the less than 0.1 mm to 0.2 mm used for steel roofing. We will continue to look for other product opportunities and compete on the ones where we believe that we have a competitive advantage.

●	Retain Key Personnel. The Chinese market is highly competitive for experienced and talented executives and we will strive to retain our key executives, including our Board Chairperson and Chief Financial Officer, Ms. Tak Tai Leada Li, our Chief Executive Officer, Mr. Hai Sheng Chen and our Chief Operating Officer, Mr. Zu De Jiang. Their experience in strategic expansions and in steel manufacturing, respectively, is critical to our continued growth and success.

Overview of the Chinese Steel Industry

The following industry information has been obtained from various publicly available sources. We believe it is the most current information available on this subject, and that it is widely available and reliable.

According to the World Steel Association, China is the largest steel producing country. During calendar year 2013, China’s share of world crude steel production increased to 48.5% from 46.7% in 2012, with a total production of 779.0 million tons. According to the China Iron and Steel Association, or CISA, while China’s steel production accounts for almost half of the global steel output, it is currently the least profitable of the country’s 39 industrial sectors. Economic slowdown and excess supply have aggravated operating difficulties. During the first half of calendar year 2014, 25 out of 88 CISA key index members reported losses.

Steel products can be categorized as low-end (long products such as pipes, tubes, wires and rods) and high-end (flat products such as hot-rolled steel or cold-rolled steel strips). Based upon information we obtained from the China Metallurgical Industry Planning and Research Institute, or CMI, we believe that approximately 65% of China’s steel production are low-end long products and approximately 35% are high-end high value cold-rolled steel strips. The Company operates in the high-end category of this market with its niche precision steel processing and produces and sells high precision cold-rolled steel products.

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

Our Products

Manufacturers of products that use precision cold rolled steel as raw materials have traditionally imported such from Japan, Korea, the European Union and the United States. We believe that generally, to date, the average quality and standards of China’s high precision steel industry lag behind the international norm. Over the last ten years of operation, we believe that we have begun to develop and establish a nationally recognized brand in China. We have also exported to various countries and regions including South East Asia, Africa and the Caribbean. Although we have been exporting the low-carbon ultra thin roofing materials for a number of years now, we are not yet an internationally known brand for cold-rolled precision steel products.

For the year ended June 30, 2014, we sold 74,123 tons of precision steel products. We currently produce cold-rolled precision steel coils and sheets with thickness ranging from 7.5 mm to 0.03 mm. We also provide heat treatment and cutting and slitting of steel strips not exceeding 7.5 mm thickness. Our precision steel products and services can be categorized into four major categories:

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

Production Facilities

Cold Rolling Mills

Due to different processing times and product specifications, the capacity of our mills varies depending on the types of products we use them to produce. As of June 30, 2014, we had an annual production capacity of approximately 200,000 tons based on our targeted product structure, comprised of:

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

Raw Materials and Suppliers

We are not dependent on any one single supplier for supply of hot-rolled coils. Several Chinese steelmakers supply hot-rolled coils to us. Our largest supplier for the year ended June 30, 2014 was Maoxun Trading Co., Ltd.

Below is a list of our principal suppliers during the years ended June 30, 2014 and 2013:

	2014				2013
b. Suppliers	$		% to Purchases		$		% to purchases
Maoxun Trading Co., Ltd.	19,649,927		44		4,640,101		14
Shanghai Shunye Iron & Steel Group Co. Ltd.	4,251,651		10		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	3,122,782		10

* Not major suppliers for the relevant years

The price of steel coils is competitive, volatile and dependent on supply and demand. We have seen both sharp increases in our raw material prices over the past years caused by inflation and temporary shortage and sharp decreases in steel prices due to oversupply and weak demand. In order to secure sufficient supply of raw material for necessary production, we have made bulk purchases in the past after taking into account customers’ orders on hand and steel supply at the time. As steel coils have a long shelf life, obsolescence is not a major concern. However, due to steel price volatilities, the advance contracted prices of these purchases could adversely impact our margins during a downward trend in steel prices.

Customers

We currently have approximately 250 customers, with domestic customers primarily located in East China and overseas sales reaching Thailand, Nigeria, Ethiopia and the Caribbean. Our location in Shanghai with a well developed transport network is particularly advantageous for meeting with customers from inside and outside of China for product design discussions and customer service. We have reconnected with a few customers in various industries during the year ended June 30, 2014, and intend to increase our customer base by further expanding into North China, where the automotive industries are concentrated.

Below is a list of our principal customers during the years ended June 30, 2014 and 2013:

	2014				2013
a. Customers	$		% to sales		$		% to sales
Shanghai Bayou Trading Co., Ltd.	5,119,595		11		-	*	-	*
Shanghai Hongyu Metal Co., Ltd.	-	*	-	*	6,290,377		17
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	5,278,035		15

* Not major customers for the relevant years

Sales and Marketing

Our high precision steel products are sold both to component manufactures and directly to the end-users in various parts of China and international marketplace such as Indonesia, Thailand, the Caribbean, Nigeria, Ethiopia and Turkey. A majority of new orders come from customers reducing imports and adding further capacity in China. We have strengthened our sales and marketing efforts during the year ended June 30, 2014 by actively reestablishing connection with old customers whom we lost during the years as a result of our product focus shift and potential customers whom our products would be fit for.

Competition

Our business is concentrated in the niche segments of low-carbon ultra-thin cold-rolled steel and high-carbon high-strength cold-rolled steel. We are not in direct competition with large Chinese steelmakers such as Baosteel Group Corporation and Magang Group. China’s large steelmakers concentrate on the production of crude steel and hot-rolled steel from imported iron ore mainly imported from Brazil and Australia. Hot-rolled steel coils produced by these steelmakers are supplied as raw materials to down stream steel processers, such as us, for cold reduction processing to the desired thickness for various applications. Cold-rolled steel products are then sold to manufacturers and other customers in industries such as automobile and food packaging.

Our business has become increasingly competitive and capital intensive in recent years due to tightened credit, rising operating costs in China, and a strong RMB which has made the prices of imports more competitive. Some of our competitors have financial resources, staff and facilities substantially greater than ours and we may be at a competitive disadvantage compared with larger companies, particularly the state owned enterprises. Our domestic competition in China’s ultra-thin cold-rolled precision steel segment comes from a few manufacturers scattered around different parts of China. However, we understand that these manufacturers mainly produce cold-rolled steel with widths of 400mm or less, whereas our products have a width between 1000 mm to 1450 mm. Consequently, their products are sold in a different market segment than ours and are not considered to be direct competition. In the high carbon cold-rolled steel products segment, we mainly compete with imports from Shinwha Steel Co., Ltd. in Korea. Further, there are potential competitors who are currently constructing mills that are expected to produce precision and specialty steel products both in China and internationally.

Although there is intense competition in China’s steel industry, this affects mostly the low-carbon product segment. We believe we are still currently one of the leading suppliers of high-carbon, high-strength cold-rolled steel products with a thickness up to 7.5 mm in China. We are not aware of any other Chinese manufacturer processing high-carbon cold-rolled steel products with this specification. In addition, the low carbon precision cold-rolled steel products in the thickness range between 0.1 to 0.2 mm are also where we have our technological expertise and competitive strength. Since fiscal 2007 we have been exporting low-carbon products in this range and we are not aware of any other Chinese manufacturer currently competing in this specific low-carbon segment in the global market.

Research and Development

As of June 30, 2014, we had 3 experienced engineers and technicians in Research and Development (“R&D”) including one senior management member. The R&D Department focuses on new product development, and the advancement and improvement in quality and manufacturing techniques. In addition to the traditional R&D activities, our engineers frequently interact with customers to detect changes in requirements and specifications arising from constantly changing industry needs. We have an annual budget of 0.5% of revenues for R&D expenditures.

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

Employees

As of June 30, 2014, we employed a total of 177 full-time employees. The following table sets forth the number of our employees by function.

Function	Number of Employees
Senior Management	9
Equipment & Maintenance	15
Production	110
Sales and Marketing	8
Logistics	15
Quality Control	8
Research & Development	2
Human Resource & Administration	5
Accounting	5
Total	177

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

Our employees in China participate in a state pension plan mandated by Chinese municipal and provincial governments. Benefits include pension, medical insurance, unemployment insurance, maternity insurance, occupational injury insurance and housing fund. The Company contributes approximately 45.5% of annual salaries to the social security fund on behalf of all qualified employees, with maximum contribution assessed on employment income capped at three times the average Shanghai salary of the prior year.

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

PRC law defines patent infringement as the exploitation of a patent without the authorization of the patent holder. A patent holder who believes his patent is being infringed may file a civil suit or file a complaint with a PRC local Intellectual Property Administrative Authority, which may order the infringer to stop the infringing acts. A preliminary injunction may be issued by the People’s Court upon the patentee’s or the interested parties’ request before instituting any legal proceedings or during the proceedings. Evidence preservation and property preservation measures are also available both before and during the litigation. Damages in the case of patent infringement are calculated as either the loss suffered by the patent holder arising from the infringement or the benefit gained by the infringer from the infringement. If it is difficult to ascertain damages in this manner, damages may be reasonably determined in an amount in excess of the license fee under a contractual license. The infringing party may be also fined by Administration of Patent Management in an amount of up to three times the unlawful income earned by such infringing party. If there is no unlawful income so earned, the infringing party may be fined in an amount of up to RMB500,000, or approximately $74,000.

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

RISKS RELATED TO OUR BUSINESS

Demand for our products has been volatile and there can be no assurance it will increase in the foreseeable future.

Despite an increase in demand for our cold rolled steel products during the year ended June 30, 2014, demand in the foreseeable future is expected to be volatile. China’s economic slowdown is not just cyclical but also reflects a major policy shift. The Chinese government is determined to rebalance its economy from fixed-asset driven, heavy industry to one driven by consumption. If demand for our products does not increase, it would continue to have a material adverse effect upon the Company and our results of operations.

Steel consumption is cyclical and worldwide overcapacity in the steel industry and the availability of alternative products has resulted in intense competition, which may have an adverse effect on our profitability and cash flow.

Steel consumption is highly cyclical and generally follows general economic and industrial conditions both worldwide and in various smaller geographic areas. The steel industry has historically been characterized by excess world supply. This has led to substantial price decreases during periods of economic weakness, which have not always been offset by commensurate price increases during periods of economic strength. Substitute materials are increasingly available for many steel products, which may further reduce demand for steel. Additional overcapacity or the use of alternative products could have a material adverse effect upon our results of operations.

The risk that we could suffer unrecoverable losses on our accounts receivable may be increased by our practice of offering extended customer credit and payment terms to our customers, together with the current negative global economic conditions. Any such unrecoverable losses could adversely affect our financial results.

Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. In view of the negative effects of the continuation and intensification of the credit tightening in China and the slowdown of the Chinese economy, we now generally require a 30% advance from customers on sales contracts signed. The Company does offer credit to certain customers for periods of 60 days and 90 days and occasionally offers longer credit terms to long-standing recurring customers with good payment histories and sizable operations. The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Accounts receivable are recorded at the time revenue is recognized and are stated net of allowance for doubtful accounts.

The following table reflects the aging of our accounts receivable as of June 30, 2014 and 2013, after taking into consideration credit periods offered to our customers.

June 30, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	7,601,233	191,720	143,909	183,181	703,144	2,890,311	3,488,698
%	100	3	2	2	9	38	46

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

Approximately 84% and 71% of our accounts receivable as of June 30, 2014 and 2013 were over 180 days past due. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and 100% provision for all accounts receivable over 1 year past due. There was a provision for accounts receivable bad debts of $4,986,183 and $28,089,004 recognized for the years ended June 30, 2014 and 2013, respectively. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us.

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

Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2014 and 2013, the Company had made allowances of advances to suppliers of $3,836,107 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $3,877,488 and $19,348,204 recognized for the years ended June 30, 2014 and 2013, respectively. There was a reversal of provision for advances to suppliers bad debts of $nil and $4,704,154 recognized for the years ended June 30, 2014 and 2013, respectively. If any additional advances to suppliers must be written-off, or if we cannot secure delivery of raw materials that were prepaid with such advances, our financial results will be negatively impacted.

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

Based on our understanding, China’s total production capacity of precision cold-rolled steel coils was over two million tons as of June 30, 2014. However, domestic production continues to be insufficient to meet demand due to limited processing capability and product offerings. As a result, China continues to import a significant portion of its steel products. Foreign competitors may have lower labor costs, and are often owned, controlled or subsidized by their governments, which allows their production and pricing decisions to be influenced by political and economic policy considerations as well as prevailing market conditions. Import levels may also be impacted by decisions of government agencies, under trade laws. Increases in future levels of imported steel could negatively impact future market prices and demand levels for our precision steel products.

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

Although a substantial portion of our raw material requirements was met by Maoxun Trading Co., Ltd. for the year ended June 30, 2014, we are not dependent on any one single supplier for supply of hot-rolled coils as these coils are generally available in the market. However, we do not currently have long-term supply contracts with any particular supplier, including Maoxun Trading Co., Ltd., to assure a continued supply of the raw materials we need in our operations. While we maintain good relationships with these suppliers, the supply of raw materials may nevertheless be interrupted on account of events outside our control, which will negatively impact our operations.

We have substantial indebtedness with floating interest rates and the cost of our borrowings may increase.

We are subject to interest rate risk on our non-derivative financial instruments. We do not hedge our interest rate risk. At June 30, 2014, our total outstanding bank borrowings amounted to $43,932,760, all of which were interest-bearing. Substantially all of the bank debt was floating-rate debt with interest rates which vary with changes in the standard rate set by the People’s Bank of China for RMB loans, and LIBOR for USD loans. A change in the interest rate or yield of fixed rate debt will only impact the fair value of such debt, while a change in the interest rate of floating rate, or variable rate, debt will impact interest expense as well as the amount of cash required to service such debt. To the extent interest rates increase, we will be liable for higher interest payments to our lenders. We anticipate that annual interest on loans for the fiscal year ending June 30, 2015 will be approximately $2,793,576. The impact of a 1% increase in interest rates will increase interest expense by approximately $439,327. An increase in short-term interest rates at the time that we seek to refinance short-term borrowings may increase the cost of borrowings, which may adversely affect our earnings and cash available.

We are dependent on our borrowing facilities to meet our operating needs. Our failure to cure an ongoing default on repayment obligations under certain outstanding loans could have a material adverse impact on our business and operations.

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh, or “DEG,” for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. The loan was to have been repaid semi-annually over five years starting on December 15, 2011, but the Company defaulted on its semi-annual principal and interest repayment obligation in June 2012. Further, the Company has not met its financial covenants under the DEG loan agreement such as the Debt Service Coverage Ratio and the Interest Bearing Debt/EBITDA ratio. On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and are guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. RZB has filed an arbitration pleading with China International Economic and Trade Arbitration Commission and an arbitration hearing has been scheduled on October 14, 2014.

There can be no assurance that the Company will be able to successfully work out a repayment plan with DEG and RZB or otherwise fulfill its obligations under any of the loans. Until such agreement is reached, each of DEG and RZB has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

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

For the years ended June 30, 2014 and 2013, sales revenues generated from our top five major customers accounted for 40% and 49% of total sales revenues, respectively, with sales to the largest single customer accounting for 11% and 17% of total sales revenues, respectively. We do not enter into long-term contracts with our customers and therefore cannot be certain that sales to these customers will continue. The loss of any of our largest customers would likely have a material negative impact on our sales revenues and business.

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

All of our products are currently manufactured at our existing facilities located in the Jiading District in Shanghai, China. Fire fighting and disaster relief or assistance in China may not be as developed as in Western countries. While we maintain property damage insurance aggregating approximately $83 million covering our inventories, equipment, plant and buildings and another $35 million insurance against equipment damage, we do not maintain business interruption insurance. Material damage to, or the loss of, our production facilities due to fire, severe weather, flood or other act of God or cause, even if insured, could have a material adverse effect on our financial condition, results of operations, business and prospects.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of our internal controls over financial reporting as of June 30, 2014. Based upon, and as of the date of that evaluation, our management concluded that our internal control over financial reporting was not effective because our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations. Effective internal control is necessary for us to produce reliable financial reports and is important to help prevent financial fraud. If we cannot remediate this material weakness in our internal controls in a timely manner, investors and others may lose confidence in the reliability of our financial statements, which in turn could have a material adverse effect on our business, operating results and the trading price of our Common Stock.

The Company’s Independent Auditor included a Going Concern emphasis-of-matter paragraph in its report on our June 30, 2014 consolidated financial statements.

The independent auditor’s report accompanying the Company’s audited June 30, 2014 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

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

The majority of our revenues will be settled in RMB and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

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

Currently, neither of our raw materials or major equipment is imported. In the event that we do need to import these in the future and the U.S. dollars appreciate against RMB, our costs will increase. If we cannot pass the resulting cost increases on to our customers, our profitability and operating results will suffer. In addition, since our sales to international customers are growing rapidly, we are increasingly subject to the risk of foreign currency depreciation.

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

Our auditor for the year ended June 30, 2013, like other independent registered public accounting firms operating in China and Hong Kong (to the extent their audit clients have operations in China), is not permitted to be subject to inspections by the Public Company Accounting Oversight Board and, as such, our investors may be deprived of the benefits of such inspections.

The independent registered public accounting firm that issues the audit report for June 30, 2013 included in our filings made with the SEC, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards. However, our operations are mainly located in the PRC, a jurisdiction where PCAOB is currently unable to conduct inspections without the approval of relevant PRC authorities. Our former auditor, like other independent registered public accounting firms operating in China and Hong Kong (to the extent their audit clients have operations in China), is currently not subject to inspections conducted by the PCAOB.

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

Although publicly traded, the trading volume of our common stock has been substantially less liquid than the average trading market for a stock listed on main exchanges such as the NASDAQ Stock Market and this low trading volume may adversely affect the price of our common stock.

On July 10, 2014, a Form 25-NSE was filed by NASDAQ Stock Market LLC and the Company’s securities were removed from listing on the NASDAQ Stock Market due to the failure to pay certain fees required by Listing Rule 5250(f). The Company’s securities are now trading on the OTC Bulletin Board under the same symbol “CPSL”. The trading volume of our common stock has been comparatively low to other companies listed on main exchanges such as the NASDAQ. Limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock at a price that is attractive to you.

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

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. On or about February 26, 2014, the United States Court of Appeals for the Second Circuit affirmed the judgment of the district court.

In addition to the above, certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors are seeking to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. On June 9, 2014, the Company entered into a settlement agreement with these former officers and directors for a settlement sum in the form of $50,000 cash and 50,000 shares of the Company’s restricted common stock, for a complete release of the claims. Both cash and stocks have been paid in July 2014, in accordance with the agreed terms.

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

Market Information

Our Common Stock was previously traded on the NASDAQ Capital Market. Since July 10, 2014, the Company’s securities have been removed from listing on the NASDAQ Stock Market and are now trading on the OTC Bulletin Board under the same symbol “CPSL”. The CUSIP number for our common stock is 16941J205.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices(1)
	High	Low
Year Ended June 30, 2014
1st Quarter	$1.75	$1.20
2nd Quarter	1.63	1.24
3rd Quarter	3.16	1.47
4th Quarter	2.54	1.10

Year Ended June 30, 2013
1st Quarter	$3.38	$0.21
2nd Quarter	2.34	1.35
3rd Quarter	2.23	1.49
4th Quarter	1.49	1.20

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

As of October 3, 2014, there were approximately 863 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended June 30, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2014 fiscal year.

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

●	Overview of the Company’s Business - This section provides a general description of the Group’s business, as well as recent developments that have either occurred during the fiscal year ended June 30, 2014 and are important in understanding the results of operations and financial condition or disclose known trends.

●	Results of Operations - This section provides an analysis of our results of operations for the fiscal year ended June 30, 2014. This discussion includes a brief description of significant transactions and events that have an impact on the comparability of the results being analyzed.

●	Liquidity and Capital Resources - This section provides an analysis of the Group’s cash flows for the fiscal year ended June 30, 2014. Included in this section is a discussion of the Group’s outstanding debt and the financial capacity available to fund the Group’s future commitments and obligations.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability and cash flows. These measures include continued sales and marketing efforts to expand customer base and increase total demand; and R&D strategy to improve profitability of existing products and launch new high value-add products. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and a credit crunch which have caused many difficulties faced by businesses.

Recent Developments

On May 15, 2014, China Precision Steel, Inc. (the “Company”) received a deficiency letter from Listing Qualifications Staff at The NASDAQ Stock Market (“NASDAQ”) due to the failure to pay certain fees required by Listing Rule 5250(f). The letter sets forth that if the Company elects not to appeal this determination, then trading of its common stock will be suspended at the opening of business on May 27, 2014, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”), which will remove the Company’s securities from listing and registration on The NASDAQ Stock Market. The Company did not appeal. On July 10, 2014, a Form 25-NSE was filed by NASDAQ Stock Market LLC and the Company’s securities were removed from listing on the NASDAQ Stock Market. The Company’s securities are now trading on the OTC Bulletin Board under the same trading symbol CPSL.

Fiscal 2014 Financial Performance Highlights

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,932,760 at June 30, 2014. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by Raiffeisen ZentralbankÖsterreichAG (“RZB”) for the defaulted short-term loan. The arbitration hearing has been scheduled on October 14, 2014. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Each of the banks also has the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

The Company has suffered a very significant loss in the year ended June 30, 2014. We also expect the slowdown of the Chinese economy and overcapacity in the Chinese steel industry to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the year ended June 30, 2014:

●	Revenues: Our revenues were approximately $47.2 million for the year, an increase of 29.2% from last year.

●	Gross Margin: Gross margin was (37.7%) for the year, compared to (32.2%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $43.4 million for the year, compared to approximately $68.9 million last year.

●	Net loss: Net loss was approximately $37.5 million for the year, compared to approximately $68.9 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $9.67 for the year, compared to $17.76 last year.

Results of Operations

The following table sets forth key components of our results of operations for the fiscal years ended June 30, 2014 and 2013 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Revenues	47,192,107	100.0	36,527,550	100.0
Cost of sales (including depreciation and amortization)	64,979,660	137.7	48,301,295	132.2
Gross loss	(17,787,553)	(37.7)	(11,773,745)	(32.2)
Selling expenses	141,474	0.3	112,991	0.3
Administrative expenses	2,297,071	4.9	2,465,576	6.7
Bad debts written off	16,358,846	42.6	14,147,604	38.7
Allowance for bad and doubtful debts	8,863,671	10.8	41,466,990	113.5
Depreciation and amortization	167,983	0.4	199,885	0.5
Loss from operations	(45,616,598)	(96.7)	(70,166,791)	(192.1)
Other income	6,282,282	13.3	4,784,116	13.1
Interest and finance costs	(4,045,397)	(8.6)	(3,556,711)	(9.7)
Loss from operations before income tax	(43,379,713)	(91.9)	(68,939,386)	(188.7)
Income tax (benefit)	(5,868,318)	(12.4)	-	(0.0)
Net loss	(37,511,395)	(79.5)	(68,939,386)	(188.7)
Basic (loss) per share	(9.67)		(17.76)
Diluted (loss) per share	(9.67)		(17.76)

Sales Revenues

Sales volume increased by 17,891 tons, or 31.8%, year-on-year, to 74,123 tons for the year ended June 30, 2014, from 56,232 tons for the year ended June 30, 2013 and as a result, sales revenues increased by $10,664,557, or 29.2%, year-on-year, to $47,192,107 for the year ended June 30, 2014, from $36,527,550 for the year ended June 30, 2013. The increase in sales revenues year-on-year is attributable to the increase in demand for domestic sales and partially offset by a small decrease in average selling prices.

Sales by Product Line

A break-down of our sales by product line for the years ended June 30, 2014 and 2013 is as follows:

	2014			2013			Year-on-
	Quantity		% of	Quantity		% of	Year Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low carbon hard rolled	805	702,318	1	4,818	3,558,582	10	(4,013)
Low carbon cold-rolled	37,769	22,633,059	48	29,813	18,302,075	50	7,956
High-carbon hot-rolled	14,452	8,321,159	18	2,560	1,117,042	3	11,892
High-carbon cold-rolled	17,328	14,113,264	30	16,702	12,825,599	35	626
Subcontracting income	3,769	310,836	1	2,339	155,846	<1	1,430
Sales of scrap	-	1,111,471	2	-	568,406	2	-
Total	74,123	47,192,107	100	56,232	36,527,550	100	17,891

Domestic sales increased across all product categories during the year ended June 30, 2014. Low-carbon cold-rolled steel products accounted for 48% of the current sales mix at an average selling price of $599 per ton for the year ended June 30, 2014, compared to 50% of the sales mix at an average selling price per ton of $614 for the year ended June 30, 2013. The increase in sales amount in this category was a result of increased orders of steel used in the production of home appliances and steel roofing materials as a result of increased domestic consumer spending in these segments during the year. Low-carbon hard-rolled steel products accounted for 1% of the current sales mix at an average selling price of $872 per ton for the year ended June 30, 2014, compared to 10% of the sales mix at an average selling price per ton of $739 for the year ended June 30, 2013; the sales revenue of this category decreased due to a strong RMB which has made our pricing less attractive in the export market. High-carbon cold-rolled steel products accounted for 30% of the current sales mix at an average selling price of $814 per ton for the year ended June 30, 2014, compared to 35% of the sales mix at an average selling price of $768 for the year ended June 30, 2013. The products in this category are mainly used in the manufacturing of automobile components and the increase in sales volume year-on-year was a result of our sales and marketing efforts targeted at the automobile industry. Subcontracting income revenues accounted for $310,836, or 1%, of the sales mix for the year ended June 30, 2014, an increase from $155,846, or less than 1%, of the sales mix for the year ended June 30, 2013. The products in this category are mostly high-carbon products and mainly used in electrical engineering and industrial grade tooling materials, for which we received limited orders during the year ended June 30, 2014.

	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard rolled	872	739	133	18.0
Low-carbon cold-rolled	599	614	(15)	(2.4)
High-carbon hot-rolled	576	436	140	32.1
High-carbon cold-rolled	814	768	46	6.0
Subcontracting income	82	67	15	22.4

The average selling price per ton decreased to $637 for the year ended June 30, 2014, compared to $650 in 2013, representing a decrease of $13, or 2.0%, year-on-year. This was due to a decrease in average selling price in the low-carbon cold-rolled category which accounted for 48% of sales during the year ended June 30, 2014.

Sales Breakdown by Major Customer

	2013				2013
Customers	$		% of Sales		$		% of Sales
Shanghai Bayou Trading Co., Ltd.	5,119,595		11		-	*	-	*
EAH (Shanghai) International Trading Co., Ltd.	4,178,841		9		-	*	-	*
Hangzhou Pugang Steel Materials Co., Ltd.	3,309,285		7		-	*	-	*
Shanghai Wozi Jintian Blade Co., Ltd.	3,097,285		7		2,482,139		7
Shanghai Gonghe Industrial Co., Ltd.	2,818,444		6		-	*	-	*
Shanghai Hongyu Metal Co., Ltd.	-	*	-	*	6,290,377		17
Changshu Jiacheng Steel Plate Co., Ltd	-	*	-	*	5,278,035		15
Ludi Energy Group Co., Ltd.	-	*	-	*	1,993,226		5
Unimax & Far Corporation	-	*	-	*	1,913,491		5
	18,523,450		40		17,957,268		49
Others	28,668,657		60		18,570,282		51
Total	47,192,107		100		36,527,550		100

* Not major customers for the relevant years

Sales revenue generated from our top five major customers as a percentage of total sales was 40% and 49% for the years ended June 30, 2014 and 2013, respectively. Sales to Shanghai Bayou Trading Co., Ltd., EAH (Shanghai) International Trading Co., Ltd Hangzhou Pugang Steel Materials Co., Ltd., and Shanghai Gonghe Industrial Co., Ltd., new major customers for the year ended June 30, 2014, accounted for 33% of our sales revenues. The change in customer mix reflects management’s efforts in expanding our customer base and repositioning our products mix during the course of the year.

Cost of Goods Sold

Cost of sales increased by $16,678,365, or 34.5%, year-on-year, to $64,979,660 for the year ended June 30, 2014, from $48,301,295 for the year ended June 30, 2013. Cost of sales represented 137.7% of sales revenues for the year ended June 30, 2014, compared to 132.2% for the year ended June 30, 2013. Average cost per unit sold slightly increased to $877 for the year ended June 30, 2014, compared to $859 for the year ended June 30, 2013, representing an increase of $18 per ton, or 2.1%, year-on-year.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	52,225,306	38,254,765	13,970,541	36.5
- Direct labor	853,707	547,839	305,868	55.8
- Manufacturing overhead	11,900,647	9,498,691	2,401,956	25.3
	64,979,660	48,301,295	16,678,365	34.5
Cost per unit sold
Total units sold (tons)	74,123	56,232	17,891	31.8
Average cost per unit sold ($/ton)	877	859	18	2.1

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in cost of raw materials per unit sold of $25, or 3.7%, from $680 for the year ended June 30, 2013, to $705 for the year ended June 30, 2014;

●	an increase in direct labor per unit sold of $2, or 20.0%, from $10 for the year ended June 30, 2013, to $12 for the year ended June 30, 2014; and

●	a decrease in factory overhead per unit sold of $8, or 4.7%, from $169 for the year ended June 30, 2013, to $161 for the year ended June 30, 2014.

The cost of raw materials consumed increased by $13,970,541, or 36.5%, year-on-year, to $52,225,306 for the year ended June 30, 2014, from $38,254,765 for the year ended June 30, 2013 mainly due to the increase in sales volume during the year.

Direct labor costs increased by $305,868, or 55.8%, year-on-year, to $853,707 for the year ended June 30, 2014, from $547,839 for the year ended June 30, 2013.

Manufacturing overhead costs increased by $2,401,956, or 25.3%, year-on-year, to $11,900,647 for the year ended June 30, 2014, from $9,498,691 for the year ended June 30, 2013. The increase was mainly attributable to the combined effect of an increase in depreciation of $1,364,566, or 22.1%, year-on-year, to $7,526,305 for the year ended June 30, 2014, from $6,161,739 for the year ended June 30, 2013, an increase in utilities of $515,551, or 30.3%, year-on-year, to $2,218,058 for the year ended June 30, 2014, from $1,702,507 for the year ended June 30, 2013, and an increase in low consumables of $407,307, or 34.5%, year-on-year, to $1,586,716 for the year ended June 30, 2014, from $1,179,409 for the year ended June 30, 2013. The increase in units sold, year-on-year, has led to a decrease in average manufacturing overhead cost per unit sold of 4.7% due to increased economies of scale.

Gross Loss

Gross loss increased by $6,013,808, or 51.1%, year-on-year, to $17,787,553 for the year ended June 30, 2014, from a gross loss of $11,773,745 for the year ended June 30, 2013. Gross margin decreased to (37.7)% for the year ended June 30, 2014, from (32.2)% for the year ended June 30, 2013. The decrease in gross margin is mainly attributable to the combined effect of a 2.0% decrease in average selling prices and a 2.1% increase in average cost per unit sold, year-on-year.

Selling Expenses

Selling expenses increased by $28,483, or 25.2%, year-on-year, to $141,474 for the year ended June 30, 2014, from $112,991 for the year ended June 30, 2013. This was mainly attributable to increased selling expenses associated with additional sales and marketing efforts and higher sales revenues year-on-year.

Administrative Expenses

Administrative expenses decreased by $168,505, or 6.8%, year-on-year, to $2,297,071 for the year ended June 30, 2014, compared to $2,465,576 for the year ended June 30, 2013. This was chiefly due to a decrease in insurance expenses during the year ended June 30, 2014.

Bad debts written off

Bad debts written off for the year ended June 30, 2013 were $16,358,846 compared to $20,106,667 for the year ended June 30, 2014. Long-outstanding and uncollectible receivables and advances have been written off in accordance with management’s assessment.

Allowance for Bad and Doubtful Debts

Allowance recognized for the years ended June 30, 2014 and 2013 was $8,863,671 and $41,466,990, respectively, in accordance with our policy for allowance for bad and doubtful debts set forth under the ”Critical Accounting Policies and Estimates” heading in this report.

Loss from Operations

Loss from operations decreased by $24,550,193, or 35.0%, year-on-year, to $45,616,598 for the year ended June 30, 2014 from a loss of $70,166,791 for the year ended June 30, 2013, as a result of the factors discussed above.

Other Revenues

Other revenues increased $1,498,166, or 31.3%, to $6,282,282 for the year ended June 30, 2014 from $4,784,116 for the year ended June 30, 2013. As a percentage of revenues, other income increased to 13.3% for the year ended June 30, 2014 from 13.1% for the year ended June 30, 2013. The increase in other income was primarily due to reversal of certain other payables during the year ended June 30, 2014 as payment of these obligations is no longer required from us.

Interest Expense

Total interest expense increased $488,686, or 13.7%, to $4,045,397 for the year ended June 30, 2014, from $3,556,711 for the year ended June 30, 2014 due to the accrual of overdue and penalty interest resulting from the continuing loan default.

Income Tax

As a result of tax position assessment during the year and a reversal of overprovision for current income taxes payable, we recognized an income tax benefit of $5,868,318 for the year ended June 30, 2014.

Net Loss

Net loss decreased by $31,427,991, or 45.6%, year-on-year, from $68,939,386 for the year ended June 30, 2013, compared to $37,511,395 for the year ended June 30, 2014. The decrease in net loss is attributable to a combination of all the factors discussed above, the major factors being a substantial decrease in allowance for bad and doubtful debts due to the tightening of our credit policy during the year.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have historically met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of June 30, 2014, we had cash and cash equivalents of approximately $0.5 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Year Ended June 30,
	2014	2013
Net cash provided by/(used in) operating activities	$926,136	$(178,047)
Net cash (used in) investing activities	(120,726)	(492,263)
Net cash (used in) financing activities	(223,707)	(757,381)
Net cash flows	409,832	(1,527,562)

Net cash flows used in operating activities for the year ended June 30, 2013 were $178,047 as compared to net cash flows provided by operating activities of $926,136 for the year ended June 30, 2014, for a net increase of $1,104,183. This increase was mainly due to an increase in cash inflows from accounts, bills and other receivable of $2,805,486 as a result of strengthened collection, a decrease in cash outflows from inventories of $1,517,541, an increase in cash inflows from advances from customers of $5,304,593 as a result of increased sales revenues, offset by a decrease in cash inflows from other taxes payable of $10,356,249 as a result of materially reduced tax payment obligations during the year ended June 30, 2014.

For the year ended June 30, 2014, sales revenues generated from the top five major customers as a percentage of total sales were 40%, compared with 49% for the prior year. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. In addition, we note that the slowdown of the Chinese economy and overcapacity in the Chinese steel industry will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us. We will regularly review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Net cash flows used in investing activities for the year ended June 30, 2013 was $492,263, as compared with $120,726 for the year ended June 30, 2014. Our main uses of cash for investing activities during the year ended June 30, 2014 were for the purchase of property, plant and equipment to complement our existing production facilities.

We forecast low capital expenditures in the coming years as the Company does not have any expansion plans as at June 30, 2014.

Financing Activities

Net cash flows used in financing activities for the year ended June 30, 2013 were $757,381, as compared to $223,707 for the year ended June 30, 2014, for a net decrease of $533,674. During the year ended June 30, 2014, the Company made a partial repayment of short-term loans in the amount of $223,707.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. As the Company’s securities have been removed from the NASDAQ Stock Market and are now listed on the OTC Bulletin Board, capital financing has become more difficult for us or impossible altogether. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,932,760 at June 30, 2014. We aim to aim to work out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $34,051,944, or 60.5%, year-on-year, from $56,301,263 as of June 30, 2013, to $22,249,319 as of June 30, 2014, principally as a result of a decrease in inventories of $5,493,131, or 34.7%, year-on-year, and a decrease in accounts receivable of $26,812,475 or 90.9%, year-on-year, due to provision for accounts receivable bad debts, write off of long-outstanding accounts receivables and inventory write-down during the year ended June 30, 2014.

As we expect the slowdown of the Chinese economy and overcapacity in the Chinese steel industry to continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, we have largely limited further credit sales and will only offer credit terms to customers with good payment histories.

To reserve for potentially uncollectible accounts receivable, for the year ended June 30, 2014, our management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over one year past due. We will also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. Any such additional bad debt charges could materially and adversely affect our future operating results.

The following table reflects the aging of our accounts receivable based on due date as of June 30, 2014 and 2013:

June 30, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	7,601,233	191,720	143,909	183,181	703,144	2,890,311	3,488,968
%	100	3	2	2	9	38	46

June 30, 2013

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	60,123,111	6,328,112	1,605,948	955,364	8,932,972	23,314,353	18,986,362
%	100	10	3	1	15	39	32

Current Liabilities

Current liabilities decreased by $3,808,667, or 5.7%, year-on-year, from $67,017,943 as of June 30, 2013, to $63,209,276 as of June 30, 2014. Starting from June 2012, we have classified all of the remaining balance of our long-term loan as current liabilities as we have defaulted on the principal and interest repayment obligations of such loan. The Company aims to resolve this by working out a repayment plan but there can be no assurance that the Company will be able to successfully do so. Until any agreement is reached, the bank has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

As of June 30, 2014, we also had $27,732,760 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The bank has filed an arbitration pleading with China International Economic and Trade Arbitration Commission and an arbitration hearing has been scheduled on October 14, 2014. We aim to work out a repayment plan through arbitration but there can be no assurance that the Company will be able to successfully do so. The bank has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

Capital Expenditures

During the year ended June 30, 2014, we invested $120,726 in purchases of property, plant and equipment, and construction projects in relation to additional equipment to complement our existing production facilities.

Loan Facilities

The following table illustrates our credit facilities as of June 30, 2014, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen Zentralbank Österreich AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	8,085,326 (RMB 50,154,084)

Raiffeisen Zentralbank Österreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	19,647,434 (RMB 121,875,000)
27,732,760

DEG – Deutsche Investitions – und Entwicklungsgesellschaft mbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	16,200,000 (RMB 100,490,220)
16,200,000

Total					43,932,760

On January 29, 2010, Shanghai Blessford entered into a Senior Loan Agreement with DEG-Deutsche Investitions-Und Entwicklungsgesellschaft Mbh (“DEG”) for a loan amount up to $18,000,000 at an annual interest rate of 4.5% above the six-month USD LIBOR rate. The loan is to be repaid semi-annually over five years starting on December 15, 2011 and is secured by a mortgage on the new cold rolling line and annealing furnaces at Shanghai Blessford’s facilities and guaranteed by the Company. In June 2012, the Company defaulted on its semi-annual principal and interest repayment obligation. The Company aims to resolve this by working out a repayment plan but there can be no assurance that the Company will be able to successfully do so. Until any agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. DEG also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The arbitration hearing has been scheduled on October 14, 2014. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of June 30, 2014, including the foregoing debt obligations comprised of principal and interest payments:

	Payments Due By Year

	Total	Fiscal Year 2015	Fiscal Year 2016-2017	Fiscal Year 2018-2019	Fiscal Years 2020 and Beyond
Contractual obligations:
Short-Term Debt Obligations	$29,745,188	$29,745,188	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,981,148	$16,981,148	$-	$-	$-
	$46,726,336	$46,726,336	$-	$-	$-

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of ASU 2014-09 on its consolidated financial statements.

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

Accounts Receivable

Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. In view of the negative effects of the continuation and intensification of the credit tightening in China and the slowdown of the Chinese economy, we now generally require a 30% advance from customers on sales contracts signed. The Company does offer credit to certain customers for periods of 60 days and 90 days and occasionally offers longer credit terms to long-standing recurring customers with good payment histories and sizable operations. Accounts receivable are recorded at the time revenue is recognized and are stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2014 and 2013, the Company had $4,932,970 and $30,642,373 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $4,986,183 and $28,089,004 recognized for the years ended June 30, 2014 and 2013, respectively. There was a reversal of provision for bad debts of $nil and $1,266,064 recognized for the years ended June 30, 2014 and 2013, respectively.

Advances to Suppliers

In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2014 and 2013, the Company had made allowances of advances to suppliers of $3,836,107 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. During the year ended June 30, 2014, due to stricter environmental rules imposed by the Chinese government on steel manufacturers as part of the ongoing industry reform, one of our suppliers was ordered by the relevant authority to halt all production as nearby residents are exposed to dangerous pollution caused by its production and waste. We believe we will be not able to recover these advances paid to this supplier and have provided provision on such advances. There was a provision for advances to suppliers bad debts of $3,877,488 and $19,348,204 recognized for the years ended June 30, 2014 and 2013, respectively. There was a reversal of provision for advances to suppliers bad debts of $nil and $4,704,154 recognized for the years ended June 30, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.

There was an inventory write down of $2,068,804 and $518,184 for the years ended June 30, 2014 and 2013, respectively.

Intangible Assets

Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China. The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired, in conformity with ASC 360. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2014, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test in accordance with ASC360. As the fair market value substantially exceeds the carrying value of our land use rights due to appreciation in the value of land use rights in China in the past decade, no impairment charges were recognized for the relevant year. As of June 30, 2014, the Company expects these assets to be fully recoverable based on the result of the impairment test.

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

Buildings	10 years
Plant and machinery	10 years
Motor vehicles	5 years
Office equipment	5 years
Bearings	3 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

The Company accounts for impairment of property, plant and equipment and amortizable intangible assets in accordance with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. We determine such impairment by measuring the estimated undiscounted future cash flows generated by these assets, comparing the result to the assets’ carrying values and, if necessary, adjusting the assets to the lower of its carrying value or fair value and charging current operations for the measured impairment. The determination of the undiscounted future cash flows and fair value of these assets are subject to significant judgment. As of June 30, 2014, the Company’s market capitalization was significantly lower than its total stockholders’ equity. Management considered this to be an indicator of impairment, and accordingly, performed an impairment test, using a normal and a worse-case scenario, and assessed undiscounted cash flows based on average tons sold, selling price per ton, gross margin, and other cash inflows and outflows for the next ten years where our mills are expected to remain in operation. We estimated volume sold and the sales revenues based upon prices at which Management reasonably estimates them to be sold in the next ten years. In performing the impairment test, Management also made assumptions that the Company would be able to restructure its defaulted bank loans with favorable and less favorable terms, respectively. No impairment charges were recognized for the current year. Assumptions and estimates used in our impairment test provide the general direction of major factors expected to affect our business and cash flows, and are subject to risks and uncertainties such as changes in interest rates, industry cyclicality, and factors surrounding the general Chinese and global economies. Those estimates will be reassessed for their reasonableness at each impairment test.

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

For the year ended June 30, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of June 30, 2014 our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of June 30, 2014, as our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management has been seeking and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal year ended June 30, 2014, such as to contain a material misstatement.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Leada Tak Tai Li	34	Director (Chairperson), Chief Financial Officer
Hai Sheng Chen	51	Chief Executive Officer and Director
Zu De Jiang	68	Chief Operating Officer
Tung Kuen Tsui	69	Director
Jian Lin Li	43	Director

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

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of the Company’s current needs and business priorities. The Company is listed on the OTC Bulletin Board and offers products in the steel industry in China. Therefore, the Board believes that a diversity of professional experiences in the steel industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board. Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

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

Board Composition and Committees

Our Board of Directors currently consists of four members: Leada Tak Tai Li, Hai Sheng Chen, Tung Kuen Tsui and Jian Lin Li. Our Board of Directors has determined that Jian Lin Li possesses the accounting or related financial management experience that makes him an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. During the fiscal year ended June 30, 2014, there were no waivers of our Code of Business Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended June 30, 2014 and 2013

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hai Sheng Chen, Chief	2014	28,391	-	-	-	28,391
Executive Officer	2013	29,400	-	-	-	29,400

Leada Tak Tai Li, Chairperson	2014	84,000	-	-	-	84,000
and Chief Financial Officer	2013	84,000	-	-	-	84,000

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

Outstanding Equity Awards at Fiscal Year End

No unexercised options or warrants were held by any of the named executive officers at year end. No equity awards were made during the year ended June 30, 2014.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the fiscal year ended June 30, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jian Lin Li	15,643	-	-	-	-	15,643
Tung Kuen Tsui	36,000	-	-	-	-	36,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of October 3, 2014 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of China Precision Steel, Inc., 18th Floor, Teda Building, 87 Wing Lok Street, Sheung Wan, Hong Kong, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
	Officers and Directors
Hai Sheng Chen	Chief Executive Officer and Director	Common Stock, $0.001 par value	-	*
Leada Tak Tai Li	Chief Financial Officer and Board Chair	Common Stock, $0.001 par value	16,667	*
Zu De Jiang	Chief Operating Officer	Common Stock, $0.001 par value	-	*
Tung Kuen Tsui	Director	Common Stock, $0.001 par value	-	*
Jian Lin Li	Director	Common Stock, $0.001 par value	-	*
All Officers and Directors as a group (5 persons named above)			16,667	*
	5% Security Holders
Wo Hing Li		Common Stock, $0.001 par value	1,279,105	33.0%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)	A total of 3,930,866 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of October 3, 2014. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of the end of fiscal year 2014 for each category of our equity compensation plan:

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

Director Independence

Messrs. Tung Kuen Tsui, and Jian Lin Li each serves on our Board of Directors as an “independent director” under the rules and regulations of the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by MSPC and Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) for professional services rendered for the fiscal year ended June 30, 2014, and by Moore Stephens for the fiscal year ended June 30, 2013:

	June 30, 2014	June 30, 2013
Audit Fees	$174,000	$174,000
Audit Related Fees	-	-
Tax Fees	9,000	-
All Other Fees	-	-
TOTAL	$183,000	$174,000

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by MSPC and Moore Stephens in connection with our statutory and regulatory filings or engagements.

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

“All Other Fees” consisted of the fees billed for products and services provided by MSPC and Moore Stephens and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by MSPC and Moore Stephens in connection with our S-3 registration statements and private and public offerings conducted during such years.

Our audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the audit committee of our Board of Directors.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Moore Stephens for our financial statements as of and for the year ended June 30, 2014.

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

Date: October 14, 2014

CHINA PRECISION STEEL, INC.

By:	/s/ Hai Sheng Chen
Hai Sheng Chen
Chief Executive Officer

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hai Sheng Chen	Chief Executive Officer and Director	October 14, 2014
Hai Sheng Chen	(Principal Executive Officer)

/s/ Leada Tak Tai Li	Chair of the Board of Directors and Chief Financial Officer	October 14, 2014
Leada Tak Tai Li	(Principal Financial and Accounting Officer)

/s/ Tung Kuen Tsui	Director	October 14, 2014
Tung Kuen Tsui

/s/ Jian Lin Li	Director	October 14, 2014
Jian Lin Li

CHINA PRECISION STEEL, INC.
INDEX TO FINANCIAL STATEMENTS FOR THE YEARS
ENDED JUNE 30, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheet of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1 to the consolidated financial statements) as of June 30, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 , and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered very significant losses of $37,511,395 and $68,939,386 for the years ended June 30, 2014 and 2013, respectively. Additionally, as discussed in Notes 2, 13 and 14 to the consolidated financial statements, the Company defaulted on interest and principal repayments of bank borrowings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 13 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MSPC Certified Public Accountants and Advisors, A Professional Corporation
New York, New York

October 14, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

China Precision Steel, Inc.

We have audited the accompanying consolidated balance sheet of China Precision Steel, Inc. and subsidiaries (collectively, the “Company”) (see Note 1 to the consolidated financial statements) as of June 30, 2013, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered a very significant loss of $68,939,386 for the year ended June 30, 2013. Additionally, as discussed in Notes 2, 13 and 14 to the consolidated financial statements, the Company defaulted on interest and principal repayments of bank borrowings that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 13 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore Stephens
Certified Public Accountants
Hong Kong

October 11, 2013

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

	Notes	June 30, 2014	June 30, 2013
Assets

Current assets
Cash and cash equivalents		$485,075	$75,243
Accounts receivable
Trade, net of allowances of $4,932,970 and $30,642,373 at June 30, 2014 and 2013, respectively	5	2,668,263	29,480,738
Bills receivable		41,915	94,089
Other receivable	6	331,586	1,041,255
Inventories	8	10,344,070	15,837,201
Prepaid expenses		151,850	467,890
Taxes receivable		2,599,090	-
Advances to suppliers, net of allowance of $3,836,107 and $19,689,609 at June 30, 2014 and 2013, respectively	9	5,627,470	9,304,847

Total current assets		22,249,319	56,301,263

Property, plant and equipment
Property, plant and equipment, net	10	53,344,143	61,366,745
Construction-in-progress	11	322,390	255,996
		53,666,533	61,622,741
Intangible assets, net		1,838,763	1,903,675
Goodwill	12	99,999	99,999
Total assets		$77,854,614	$119,927,678

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	13	$27,732,760	$28,028,722
Long-term loan - current portion	14	16,200,000	16,200,000
Accounts payable and accrued liabilities		12,281,346	7,044,007
Advances from customers		6,870,575	1,456,420
Taxes payables		-	8,295,220
Income taxes payable		124,595	5,993,574

Total current liabilities		63,209,276	67,017,943
Long-term loan		-	-
Contingencies and Commitments	15	-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at June 30, 2014 and 2014, respectively	16	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,880,866 issued and outstanding at June 30, 2014 and 2013, respectively	16	3,880	3,880
Additional paid-in capital	16	75,685,066	75,685,066
Accumulated deficit		(82,366,428)	(44,855,033)
Accumulated other comprehensive income		21,322,820	22,075,822

Total stockholders’ equity		14,645,338	52,909,735

Total liabilities and stockholders’ equity		$77,854,614	$119,927,678

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended June 30, 2014 and 2013

	Notes	2014	2013
Sales revenues		$47,192,107	$36,527,550
Cost of goods sold		64,979,660	48,301,295
Gross (loss)		(17,787,553)	(11,773,745)

Operating expenses
Selling expenses		141,474	112,991
Administrative expenses		2,297,071	2,465,576
Bad debts written off		16,358,846	14,147,604
Allowance for bad and doubtful debts		8,863,671	41,466,990
Depreciation and amortization expense		167,983	199,885

Total operating expenses		27,829,045	58,393,046

(Loss) from operations		(45,616,598)	(70,166,791)

Other income/(expense)
Other revenues		6,282,282	4,784,116
Interest and finance costs		(4,045,397)	(3,556,711)

Total other income		2,236,885	1,227,405

(Loss) from operations before income tax		(43,379,713)	(68,939,386)

Provision for income tax	17
Current		(5,868,318)	-

Total income (benefit)		(5,868,318)	-

Net (loss)		$(37,511,395)	$(68,939,386)

Other comprehensive income:
Foreign currency translation adjustment		(753,002)	2,978,527

Comprehensive (loss)		$(38,264,397)	$(65,960,859)

Basic (loss) per share	18	$(9.67)	$(17.76)

Basic weighted average shares outstanding		3,880,866	3,880,866

Diluted (loss) per share	18	$(9.67)	$(17.76)

Diluted weighted average shares outstanding		3,880,866	3,880,866

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2014 and 2013

				Retained	Accumulated
			Additional	Earnings/	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Share	Amount	Capital	Deficit)	Income	Equity
Balance at June 30, 2012	3,880,866	$3,880	$75,685,066	$24,084,353	$19,097,295	$118,870,594

Foreign currency translation adjustment	-	-	-	-	2,978,527	2,978,527
Net loss	-	-	-	(68,939,386)	-	(68,939,386)

Balance at June 30, 2013	3,880,866	3,880	75,685,066	(44,855,033)	22,075,822	52,909,735

Foreign currency translation adjustment	-	-	-	-	(753,002)	(753,002)
Net loss	-	-	-	(37,511,395)	-	(37,511,395)

Balance at June 30, 2014	3,880,866	$3,880	$75,685,066	$(82,366,428)	$21,322,820	$14,645,338

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net (loss)	$(37,511,395)	$(68,939,386)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,610,357	9,104,176
Allowance for bad and doubtful debts	8,863,671	47,437,208
Reversal of provision for bad and doubtful debts	-	(5,970,218)
Bad debts written off	16,358,846	14,147,604
Other income - written off accounts payable	-	(3,116,535)
Other income - written off advances from customers	-	(984,970)
Write-down of inventory	2,068,804	518,184
Net changes in assets and liabilities:
Accounts, bills and other receivable	6,133,803	3,328,317
Inventories	1,219,085	(298,456)
Prepaid expenses	313,953	212,651
Advances to suppliers	(256,982)	1,464,390
Accounts payable and accrued expenses	5,308,871	3,211,106
Advances from customers	5,429,533	124,940
Taxes payable	(10,806,719)	(450,470)
Income taxes payable	(5,805,691)	33,412

Net cash provided by/(used in) operating activities	926,136	(178,047)

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(120,726)	(489,526)
Purchases of intangible assets	-	(2,737)

Net cash (used in) investing activities	(120,726)	(492,263)

Cash flows from financing activities
Repayments of short-term loans	(223,707)	(757,381)
Repayments of long-term loan	-	-

Net cash (used in) financing activities	(223,707)	(757,381)

Effect of exchange rate	(171,871)	(99,871)

Net increase/(decrease) in cash	409,832	(1,527,562)

Cash and cash equivalents, beginning of year	75,243	1,602,805

Cash and cash equivalents, end of year	$485,075	$75,243

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$-	$829,234
Taxes	$22,948	$-

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. Description of Business

China Precision Steel, Inc. and Subsidiaries (the “Company,” “CPSL” or “we”) is a niche steel processing company principally engaged in the manufacture and sale of cold-rolled precision steel products for downstream applications including automobile components and spare parts, kitchen tools, electrical appliances, roofing and food packaging materials. Raw materials, hot-rolled steel coils, will go through certain reduction, heating and cutting processing procedures to give steel coils or plates different thickness and specifications for deliveries in accordance with customers’ requirements. Specialty precision steel offers specific control of thickness, shape, width, surface finish and other special quality features that compliment the emerging need for highly engineered end use applications. Precision steel pertains to the precision of measurements and tolerances of the above factors, especially thickness tolerance.

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,932,760 at June 30, 2014. The Company aims to resolve this by working out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so or otherwise fulfill its obligations under the loans. The uncertainty surrounding our lack of readily available liquidity provided by other third party sources raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The consolidated financial statements as of June 30, 2014 and 2013 and for the years then ended include CPSL, PSHL, Blessford International, Chengtong, Shanghai Blessford, and Tuorong. Intercompany items have been eliminated. Certain figures in the June 30, 2013 consolidated financial statements have been reclassified to conform to the June 30, 2014 presentation.

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

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. In view of the negative effects of the continuation and intensification of the credit tightening in China and the slowdown of the Chinese economy, we now generally require a 30% advance from customers on sales contracts signed. The Company does offer credit to certain customers for periods of 60 days and 90 days and occasionally offers longer credit terms to long-standing recurring customers with good payment histories and sizable operations. Accounts receivable are recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At June 30, 2014 and 2013, the Company had $4,932,970 and $30,642,373 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $4,986,183 and $28,089,004 recognized for the years ended June 30, 2014 and 2013, respectively. There was a reversal of provision for bad debts of $nil and $1,266,064 recognized for the years ended June 30, 2014 and 2013, respectively.

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

There was an inventory write down of $2,068,804 and $518,184 for the years ended June 30, 2014 and 2013, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of June 30, 2014 and 2013, the Company had made allowances of advances to suppliers of $3,836,107 and $19,689,609, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $3,877,488 and $19,348,204 recognized for the years ended June 30, 2014 and 2013, respectively. There was a reversal of provision for advances to suppliers bad debts of $nil and $4,704,154 recognized for the years ended June 30, 2014 and 2013, respectively.

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

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets for financial reporting purposes. The estimated useful lives for significant property and equipment are as follows:

Buildings	10 years
Plant and machinery	10 years
Motor vehicles	5 years
Office equipment	5 years
Bearings	3 years

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the years ended June 30, 2014 and 2013, the Company capitalized $nil interest to construction-in-progress.

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

Revenue Recognition – Revenue from the sale of goods and services is recognized on the transfer of risks and rewards of ownership, which generally coincides with the time when the goods are delivered to customers and the title has passed and services have been rendered. Revenue is reported net of all value added taxes (“VAT”). Other revenues for the years ended June 30, 2014 and 2013 primarily comprised reversal of other payables.

Functional Currency and Translating Financial Statements – The Company’s principal country of operations is the PRC. Our functional currency is Chinese Renminbi (“RMB”); however, the accompanying consolidated financial statements have been expressed in United States Dollars (“USD”). The consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The consolidated statements of operations and cash flows have been translated using the weighted-average exchange rates prevailing during the periods of each statement. The registered equity capital denominated in the functional currency is translated at the historical rate of exchange at the time of capital contribution. All translation adjustments resulting from the translation of the financial statements into the reporting currency are dealt with as other comprehensive income in stockholders’ equity. Restrictions on the convertibility of the RMB imposed by the Chinese regulatory authorities may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make payments in USD.

Accumulated Other Comprehensive Income – Accumulated other comprehensive income represents the change in equity of the Company during the periods presented from foreign currency translation adjustments.

Taxation – Taxation on overseas profits has been calculated on the estimated assessable profits for the year at the rates of taxation prevailing in the country in which the Company operates.

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in fiscal years 2014 and 2013.

At June 30, 2014 and 2013, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2010 through 2013 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2010.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of June 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

VAT

Under the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax and its Implementing Rules, value added tax is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year.

The revised People’s Republic of China Tentative Regulations on Value Added Tax became effective on January 1, 2009 with the issuance of Order of the State Council No. 538. With the implementation of this VAT reform, input VAT associated with the purchase of fixed assets is now deductible against output VAT.

Retirement Benefit Costs – According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are presently calculated at 45.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 10.5%, while Chengtong and Shanghai Blessford contribute the balance contribution of 34%, with maximum contribution assessed on employment income capped at three times the average Shanghai salary of the prior year. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the years ended June 30, 2014 and 2013, the Company’s pension cost charged to the statements of operations under the plan amounted to $297,429 and $249,567, respectively, all of which have been paid to the National Social Security Fund.

Shipping and Handling Costs - Shipping and handling costs are included in cost of goods sold.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, the current portion of long-tem loans, accounts payable, accrued expenses, and other payables approximate their fair values as at June 30, 2014 and 2013 because of the relatively short-term maturity of these instruments.

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

4. Concentrations of Business and Credit Risk

The Company has a credit risk exposure of uninsured cash in banks of $457,332 as of June 30, 2014 and $72,843 as of June 30, 2013. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company’s list of customers whose purchases from us were 10% or more of total sales during the years ended June 30, 2014 and 2013 is as follows:

	2014				2013
a. Customers	$		% to sales		$		% to sales
Shanghai Bayou Trading Co., Ltd.	5,119,595		11		-	*	-	*
Shanghai Hongyu Metal Co., Ltd.	-	*	-	*	6,290,377		17
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	5,278,035		15

* Not 10% customers for the relevant years

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the years ended June 30, 2014 and 2013 is as follows:

	2014				2013
b. Suppliers	$		% to Purchases		$	% to purchases
Maoxun Trading Co., Ltd.	19,649,927		44		4,640,101	14
Shanghai Shunye Iron & Steel Group Co. Ltd.	4,251,651		10		- *	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	3,122,782	10

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $2,668,263 and $29,480,738 as of June 30, 2014 and 2013, respectively.

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

6. Other Receivable

Other receivable as of June 30, 2014 includes a balance due from related party in the amount of $24,181, which has been subsequently repaid.

7. Valuation and Qualifying Accounts

		Additions	Deductions/
	Balance at	Charged to	Write-offs		Balance at
	Beginning	Costs and	Charged to	Exchange	End of
Description	of Year	Expenses	Allowance	Difference	Year
Allowance for Doubtful Accounts (Trade):
Year ended June 30, 2013	3,231,613	28,089,004	(1,266,064)	587,820	30,642,373
Year ended June 30, 2014	30,642,373	4,932,970	(30,318,813)	(323,560)	4,932,970

Allowance for Doubtful Accounts (Suppliers):
Year ended June 30, 2013	4,623,323	19,348,204	(4,704,154)	422,236	19,689,609
Year ended June 30, 2014	19,689,609	3,836,107	(19,481,702)	(207,907)	3,836,107

Valuation Allowance for Deferred Tax Assets:
Year ended June 30, 2013	8,719,939	15,024,088	-	309,011	24,053,038
Year ended June 30, 2014	24,053,038	10,912,783	-	(253,982)	34,711,839

8. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes. The Company recorded inventory write-downs in the amounts of $2,068,804 and $518,184 for the years ended June 30, 2014 and 2013, respectively. These amounts were recognized as a loss of the current period.

As of June 30, 2014 and 2013, inventories consisted of the following:

	June 30, 2014	June 30, 2013
At cost:
Raw materials	$1,058,697	$1,209,693
Work in progress	842,276	1,483,490
Finished goods	5,000,511	6,785,771
Consumable items	3,442,586	6,358,247
	$10,344,070	$15,837,201

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as auxiliary materials and rollers.

Inventories amounting to $6,703,684 (June 30, 2013: $6,832,699) were pledged for short-term loans totaling $19,647,434 at June 30, 2014 (June 30, 2013: $19,857,110).

9. Advances to Suppliers

Cash advances are shown net of allowances of $3,836,107 and $19,689,609 at June 30, 2014 and 2013, respectively.

Due to an overall negative operating environment for steel businesses in China at present, caused by oversupply and tightened credit, we will regularly review our suppliers and our policy for provision for allowance for advances to suppliers to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review.

10. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2014	June 30, 2013
Plant and machinery	$79,372,491	$80,161,729
Buildings	24,012,468	24,268,727
Motor vehicles	722,018	734,764
Office equipment	556,293	564,087
Bearings	2,038,014	-
	106,701,284	105,729,307
Less: Accumulated depreciation	(53,357,141)	(44,362,562)
	$53,344,143	$61,366,745

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the years ended June 30, 2014 and 2013, depreciation totaling $7,526,305 and $6,161,739, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $26,780,344 (June 30, 2013: $31,431,182) and $14,663,967 (June 30, 2013: $17,513,168) were pledged for short-term loans totaling $27,732,760 and long-term loans including current portion totaling $16,200,000, respectively, at June 30, 2014 (June 30, 2013: $28,028,722 and $16,200,000, respectively).

11. Construction-In-Progress

As of June 30, 2014 and 2013, construction-in-progress consisted of the following:

	June 30, 2014	June 30, 2013
Construction costs	$322,390	$255,996

Construction-in-progress represents construction and installations of annealing furnaces.

12. Intangible Assets

Land use rights amounting to $1,837,700 (June 30, 2013: $1,900,914) were pledged for short-term loans totaling $27,732,760 at June 30, 2014 (June 30, 2013: $28,028,722).

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $37,000 is to be recorded each year starting from the financial year ended June 30, 2009 for the remaining lease period; accumulated amortization at June 30, 2014 is $319,417 (June 30, 2013: $279,223).

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

13. Short-Term Loans

Short-term loans consisted of the following:

	June 30, 2014	June 30, 2013
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.2565% at June 30, 2014) per annum (Notes 10 and 12)	8,085,326	8,171,612

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at June 30, 2014) per annum (Notes 8, 10 and 12)	19,647,434	19,857,110
	$27,732,760	$28,028,722

The above bank loans outstanding at June 30, 2014 are Renminbi (“RMB”) loans. Other than the bank loan dated January 19, 2011 that was secured by bills receivable, all other short-term loans carry an interest rate of 1.15 times of the standard market rate set by the PBOC, and are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at June 30, 2014 and 2013 was 7.26%. Principal and interest under the short-term loans totaling $27,732,760 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The arbitration hearing has been scheduled on October 14, 2014. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

As part of the ongoing discussions with RZB to potentially restructure our short-term loans, we have implemented and will continue to implement a series of measures to remain viable and improve overall profitability including expanding our customer base to increase total demand, strategizing our product mix to re-focus on our competitive advantage and niche capabilities including the ultra-thin low-carbon and high strength high-carbon products, improve our production management and increase quality control, and continuing to carry out research and development (“R&D”) to improve profitability of existing products and launch new high value-add products.

14. Long-Term Loan – Current Portion

	June 30, 2014	June 30, 2013
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.8219% at June 30, 2014) per annum (Note 10)	$16,200,000	$16,200,000

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

In June 2012, the Company defaulted on its semi-annual principal and interest repayment obligation. The Company aims to resolve this by working out a repayment plan but there can be no assurance that the Company will be able to successfully do so. Until any agreement is reached, DEG has the right to cancel the total outstanding commitment of the loan, demand immediate repayment of all or part of the loan with accrued interest, and/or terminate the loan agreement. DEG also has the right to take possession of the collateral granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

15. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

On March 15, 2012, the Company received notice of a complaint filed by a Mr. Haining Zhang and China Venture Partners, Inc. in the U.S. Southern District Court of New York on March 9, 2012, against several defendants, including the Company, as successor to OraLabs Holding Corp. In the complaint Mr. Zhang alleges, among other things, breach of contract by the Company and certain of our former officers, directors and control persons, in connection with our December 2006 acquisition of Partner Success Holdings Limited. Mr. Zhang asserts a breach of an agreement to compensate him for services he allegedly performed in connection with seeking out a merger candidate for the Company. The Company filed a motion to dismiss, as did the other defendants, and that motion was granted on or about March 13, 2013. The Plaintiff had the right to appeal within 30 days of the court decision, and has done so. The Plaintiff has filed an appellate brief and the Company has filed a brief in opposition. On or about February 26, 2014, the United States Court of Appeals for the Second Circuit affirmed the judgment of the district court.

In addition to the above, certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors are seeking to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. On June 9, 2014, the Company entered into a settlement agreement with these former officers and directors for a settlement sum in the form of $50,000 cash and 50,000 shares of the Company’s restricted common stock, for a complete release of the claims. Both cash and stocks have been paid in July 2014, in accordance with the agreed terms.

16. Stockholders’ Equity

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

Restrictions on Retained Earnings

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. As of June 30, 2014, the Company had $601,744 in its general reserve. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years.

17. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets and liabilities:
Net operating loss carried forward	$32,002,368	$11,247,441
Temporary differences resulting from allowances	2,709,471	12,805,597
Net deferred income tax asset	$34,711,839	$24,053,038
Valuation allowance	(34,711,839)	(24,053,038)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of June 30, 2014. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Year ended June 30,
	2014	2013
Computed tax at the PRC statutory rate of 25%	$(10,627,361)	$(17,395,501)
Valuation allowance	10,658,801	15,333,099
Income not subject to tax	(31,454)	(41,896)
Expenses not deductible for tax	14	2,104,298
Prior years’ overprovision	(5,868,318)	-
Income tax (benefit) per books	$(5,868,318)	$-

Income tax (benefit) consists of:

	Year ended June 30,
	2014	2013
Income tax (benefit) for the year – PRC	$(5,868,318)	$-
Deferred income tax benefit – PRC	-	-
Income tax (benefit) per books	$(5,868,318)	$-

18. (Loss) Per Share

The following is a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended June 30, 2014:
Net (loss)	$(37,511,395)
Basic EPS (loss) available to common shareholders	$(37,511,395)	3,880,866	$(9.67)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(37,511,395)	3,880,866	$(9.67)
For the year ended June 30, 2013:
Net (loss)	$(68,939,386)
Basic EPS (loss) available to common shareholders	$(68,939,386)	3,880,866	$(17.76)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(68,939,386)	3,880,866	$(17.76)

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

The assets are subject to impairment consideration if events or circumstances indicate that their carrying amounts might not be recoverable. As of June 30, 2014, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test and no impairment charges were recognized for the relevant year. As of June 30, 2014, the Company expects these assets to be fully recoverable based on the result of the impairment test.

20. Business Segment Information

Operations for the Company are summarized below by geographic area:

	Year Ended June 30, 2014
	PRC	Foreign	Total
Revenue	$46,489,789	$702,318	$47,192,107
% of sales	99	1	100

	Year Ended June 30, 2013
	PRC	Foreign	Total
Revenue	$32,968,968	$3,558,582	$36,527,550
% of sales	90	10	100

21. Recent Accounting Pronouncements

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) (“ASU 2014-08”). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of ASU 2014-09 on its consolidated financial statements.

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