Form 10-Q
period 2014-09-30
China Precision Steel, Inc.
filed 2014-11-19
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,930,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three Months Ended September 30, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	September 30, 2014	June 30, 2014

Assets

Current assets
Cash and cash equivalents		$73,827	$485,075
Accounts receivable
Trade, net of allowances of $5,697,610 and $4,932,970 at September 30 and June 30, 2014, respectively	5	1,852,237	2,668,263
Bills receivable		298,036	41,915
Other receivable	6	330,709	331,586
Inventories	7	10,050,622	10,344,070
Prepaid expenses		131,280	151,850
Taxes receivable		2,563,589	2,599,090
Advances to suppliers, net of allowance of $5,437,715 and $3,836,107 at September 30 and June 30, 2014, respectively	8	2,415,944	5,627,470

Total current assets		17,716,244	22,249,319

Property, plant and equipment
Property, plant and equipment, net	9	51,533,953	53,344,143
Construction-in-progress	10	326,647	322,390
		51,860,600	53,666,533

Intangible assets, net	11	1,846,329	1,838,763

Goodwill		99,999	99,999

Total assets		$71,523,172	$77,854,614

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	12	$28,016,854	$27,732,760
Long-term loan - current portion	13	16,200,000	16,200,000
Accounts payable and accrued liabilities		13,380,143	12,281,346
Advances from customers		5,778,935	6,870,575
Income taxes payable		125,871	124,595

Total current liabilities		63,501,803	63,209,276

Long-term loan		-	-

Contingencies and Commitments		-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at September 30 and June 30, 2014, respectively	15	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,930,866 and 3,880,866 issued and outstanding at September 30 and June 30, 2014, respectively	15	3,930	3,880
Additional paid-in capital	15	75,735,016	75,685,066
Accumulated deficit		(89,164,817)	(82,366,428)
Accumulated other comprehensive income		21,447,240	21,322,820

Total stockholders’ equity		8,021,369	14,645,338

Total liabilities and stockholders’ equity		$71,523,172	$77,854,614

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Notes	2014	2013

Sales revenues		$5,740,690	$11,765,387
Cost of goods sold		8,539,861	14,759,646
Gross (loss)		(2,799,171)	(2,994,259)

Operating expenses
Selling expenses		20,698	31,168
Administrative expenses		259,573	447,431
Allowance for bad and doubtful debts		2,748,487	5,121,777
Depreciation and amortization expense		39,814	48,142

Total operating expenses		3,068,572	5,648,518

(Loss) from operations		(5,867,743)	(8,642,777)

Other income/(expense)
Other revenues		-	2,528
Interest and finance costs		(930,646)	(936,891)

Total other (expense)		(930,646)	(934,363)

(Loss) from operations before income tax		(6,798,389)	(9,577,140)

Provision for income tax
Current	16	-	-

Total income tax		-	-

Net (loss)		$(6,798,389)	$(9,577,140)

Other comprehensive income:
Foreign currency translation adjustment		124,420	146,207

Comprehensive (loss)		$(6,673,969)	$(9,430,933)

Basic (loss) per share	17	$(1.73)	$(2.47)

Basic weighted average shares outstanding		3,930,866	3,880,866

Diluted (loss) per share	17	$(1.73)	$(2.47)

Diluted weighted average shares outstanding		3,930,866	3,880,866

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Share	Amount	Capital	Deficit	Income	Equity

Balance at June 30, 2014	3,880,866	$3,880	$75,685,066	$(82,366,428)	$21,322,820	$14,645,338

Stock issued for litigation settlement	50,000	50	49,950	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	124,420	124,420
Net loss	-	-	-	(6,798,389)	-	(6,798,389)

Balance at September 30, 2014	3,930,866	$3,930	$75,735,016	$(89,164,817)	$21,447,240	$8,021,369

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities
Net (loss)	$(6,798,389)	$(9,577,140)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,377,564	2,258,320
Allowance for bad and doubtful debts	2,748,487	5,121,777
Net changes in assets and liabilities:
Accounts, bills and other receivable	(605,560)	263,186
Inventories	399,413	(676,357)
Prepaid expenses	20,356	142,764
Advances to suppliers	1,706,862	(2,284,494)
Accounts payable and accrued expenses	1,028,698	2,022,999
Advances from customers	(1,162,022)	3,018,167
Taxes payable	62,126	(233,891)

Net cash (used in)/provided by operating activities	(222,465)	55,331

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(20,329)	(14,633)

Net cash (used in) investing activities	(20,329)	(14,633)

Cash flows from financing activities
Repayments of short-term loans	-	(47,650)

Net cash (used in) financing activities	-	(47,650)

Effect of exchange rate	(168,453)	(1,795)

Net (decrease) in cash	(411,247)	(8,747)

Cash and cash equivalents, beginning of period	485,075	75,243

Cash and cash equivalents, end of period	$73,828	$66,496

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

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $44,216,854 at September 30, 2014. The Company aims to resolve this by working out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so or otherwise fulfill its obligations under the loans. The uncertainty surrounding our lack of readily available liquidity provided by other third party sources raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited consolidated financial statements as of September 30, 2014 and for the periods then ended have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the three months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

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

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At September 30 and June 30, 2014, the Company had $5,697,610 and $4,932,970 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $1,192,587 and $5,065,438 recognized for the three months ended September 30, 2014 and 2013, respectively.

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

There was an inventory write down of $nil and $940,453 for the three months ended September 30, 2014 and 2013, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of September 30, 2014 and June 30, 2014, the Company had made allowances of advances to suppliers of $5,437,715 and $3,836,107, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $1,555,900 and $56,339 recognized for the three months ended September 30, 2014 and 2013, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three months ended September 30, 2014 and 2013, the Company capitalized $nil interest to construction-in-progress.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income in three months ended September 30, 2014 and 2013.

At September 30 and June 30, 2014, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation.

The Company is subject to United States federal income taxes, as well as income taxes in various states and foreign jurisdictions. The Company’s tax years 2011 through 2014 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2011.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

For the three months ended September 30, 2014 and 2013, the Company’s pension cost charged to the statements of operations under the plan amounted to $97,184 and $71,010, respectively, all of which have been paid to the National Social Security Fund.

Shipping and Handling Costs - Shipping and handling costs are included in cost of goods sold.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, the current portion of long-tem loans, accounts payable, accrued expenses, and other payables approximate their fair values as at September 30 and June 30, 2014 because of the relatively short-term maturity of these instruments.

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

4. Concentrations of Business and Credit Risk

The Company has a credit risk exposure of uninsured cash in banks of $62,772 as of September 30, 2014. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company’s list of customers whose purchases from us were 10% or more of total sales during the three months ended September 30, 2014 and 2013 is as follows:

	2014				2013
a. Customers	$		% to sales		$		% to sales
Shanghai Bayou Co., Ltd.	1,500,056		26		-	*	-	*
Shanghai Gonghe Industrial Co., Ltd.	871,481		15		-	*	-	*
Hangzhou Desheng Metal Products Co., Ltd.	859,994		15		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	1,939,400		16
Hangzhou Pugang Steel Materials Co., Ltd.	-	*	-	*	1,290,449		11

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the three months ended September 30, 2014 and 2013 is as follows:

	2014				2013
b. Suppliers	$		% to Purchases		$		% to purchases
Maoxun Trading Co., Ltd.	1,551,858		29		4,064,780		37
Shanghai Siming Industrial Co. Ltd.	868,984		16		-	*	-	*
Changshu Jiacheng Steel Plate Co., Ltd.	-	*	-	*	1,778,000		16
Zhongchuan Industrial Logistics Co., Ltd.	-	*	-	*	1,427,571		13

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

5. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $1,852,237 and $2,668,263 as of September 30 and June 30, 2014, respectively.

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

6. Other receivable

Other receivable as of September 30, 2014 and June 30, 2014 includes a balance due from a related party in the amount of $17,915 and $24,181, respectively, which has been subsequently repaid.

7. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes.

As of September 30, 2014 and June 30, 2014, inventories consisted of the following:

	September 30, 2014	June 30, 2014
At cost:
Raw materials	$814,548	$1,058,697
Work in progress	353,315	842,276
Finished goods	5,353,858	5,000,511
Consumable items	3,528,901	3,442,586
	$10,050,622	$10,344,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as auxiliary materials and rollers.

Inventories amounting to $6,854,613 (June 30, 2014: $6,703,684) were pledged for short-term loans totaling $19,848,702 at September 30, 2014 (June 30, 2014: $19,647,434).

8. Advances to Suppliers

Cash advances are shown net of allowances of $5,437,715 and $3,836,107 at September 30, 2014 and June 30, 2014, respectively.

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

9. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2014	June 30, 2014
Plant and machinery	$80,195,756	$79,372,491
Buildings	24,258,451	24,012,468
Motor vehicles	729,415	722,018
Office equipment	561,949	556,293
Bearings	2,068,174	2,038,014
	107,813,745	106,701,284
Less: Accumulated depreciation	(56,279,792)	(53,357,141)
	$51,533,953	$53,344,143

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the three months ended September 30, 2014 and 2013, depreciation totaling $1,854,364 and $1,454,038, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $25,987,929 (June 30, 2014: $26,780,344) and $14,141,293 (June 30, 2014: $14,663,967) were pledged for short-term loans totaling $28,016,854 and long-term loans including current portion totaling $16,200,000, respectively, at June 30, 2014 (June 30, 2014: $27,732,760 and $16,200,000, respectively).

10. Construction-In-Progress

As of September 30, 2014 and June 30, 2014 construction-in-progress consisted of the following:

	September 30, 2014	June 30, 2014
Construction costs	$326,647	$322,390

Construction-in-progress represents construction and installations of annealing furnaces.

11. Intangible Assets

Land use rights amounting to $1,845,540 (June 30, 2014: $1,837,700) were pledged for short-term loans totaling $28,016,854 at September 30, 2014 (June 30, 2014: $27,732,760).

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $37,000 is to be recorded each year starting from the financial year ended June 30, 2009 for the remaining lease period; accumulated amortization at September 30, 2014 is $333,675 (June 30, 2014: $319,417).

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

12. Short-Term Loans

Short-term loans consisted of the following:

	September 30, 2014	June 30, 2014
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (7.2565% at September 30, 2014) per annum (Notes 9 and 11)	8,168,152	8,085,326

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (7.2565% at September 30, 2014) per annum (Notes 7, 9 and 11)	19,848,702	19,647,434
	$28,016,854	$27,732,760

The above bank loans outstanding at September 30, 2014 are Renminbi (“RMB”) loans and carry an interest rate of 1.15 times the standard market rate set by the PBOC. These loans are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at September 30, 2014 and 2013 was 7.26% and 6.9%, respectively. Principal and interest under the short-term loans totaling $28,016,854 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The first arbitration hearing took place on October 14, 2014. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

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

13. Long-Term Loan – Current Portion

	September 30, 2014	June 30, 2014
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.8279% at June 30, 2014) per annum (Note 9)	$16,200,000	$16,200,000

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

14. Contingencies and Commitments

Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business.

Certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners filed in the U.S. Southern District Court of New York on March 9, 2012. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors sought to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. On June 9, 2014, the Company entered into a settlement agreement with these former officers and directors for a settlement sum in the form of $50,000 cash and 50,000 shares of the Company’s restricted common stock, for a complete release of the claims. Both cash and stocks have been paid in July 2014, in accordance with the agreed terms.

15. Stockholders’ Equity

Restrictions on Retained Earnings

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. As of September 30, 2014, the Company had $601,744 in its general reserve. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years.

16. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of September 30, 2014 and June 30, 2014 are as follows:

	September 30, 2014	June 30, 2014
Deferred tax assets and liabilities:
Net operating loss carried forward	$33,126,237	$32,002,368
Temporary differences resulting from allowances	3,306,331	2,709,471
Net deferred income tax asset	$36,432,568	$34,711,839
Valuation allowance	(36,432,568)	(34,711,839)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of September 30, 2014. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Three Months ended September 30,
	2014	2013
Computed tax at the PRC statutory rate of 25%	$(1,712,364)	$(2,403,987)
Valuation allowance	1,720,729	2,412,461
Income not subject to tax	(8,365)	(8,488)
Expenses not deductible for tax	-	14
Income tax expense per books	$-	$-

Income tax (benefit) consists of:

	Three Months ended September 30,
	2014	2013
Income tax (benefit) for the year – PRC	$-	$(5,868,318)
Deferred income tax benefit – PRC	-	-
Income tax (benefit) per books	$-	$(5,868,318)

17. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

The following is a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended September 30, 2014:
Net (loss)	$(6,798,389)
Basic EPS (loss) available to common shareholders	$(6,798,389)	3,930,866	$(1.73)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(6,798,389)	3,930,866	$(1.73)
For the three months ended September 30, 2013:
Net (loss)	$(9,577,140)
Basic EPS (loss) available to common shareholders	$(9,577,140)	3,880,866	$(2.47)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(9,577,140)	3,880,866	$(2.47)

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

The assets are subject to impairment consideration if events or circumstances indicate that their carrying amounts might not be recoverable. As of September 30, 2014, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test and no impairment charges were recognized for the relevant year. As of September 30, 2014, the Company expects these assets to be fully recoverable based on the result of the impairment test.

19. Recent Accounting Pronouncements

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

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of ASU 2014-09 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, among other things, factors such as: plans to expand our exports outside of China; plans to increase our production capacity and the anticipated dates that such facilities may commence operations; our ability to obtain additional funding for our continuing operations and to fund our expansion; our ability to meet our financial projections for any financial year; our ability to retain our key executives and to hire additional senior management; continued growth of the Chinese economy and industries demanding our products; our ability to secure at acceptable prices the raw materials we need to produce our products; political changes in China that may impact our ability to produce and sell our products in our target markets; general business conditions and competitive factors, including pricing pressures and product development; and changes in our relationships with customers and suppliers. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended June 30, 2014.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at September 30, 2014 and June 30, 2014, the end of its prior fiscal year, and its unaudited consolidated results of operation for the three months ended September 30, 2014 and 2013.

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

First Quarter Financial Performance Highlights

During the three months ended September 30, 2014, we sold a total of 9,809 tons of products, a decrease of 10,640 tons from 20,449 tons a year ago, due to a decrease in sales across all product categories. In line with our strategy to reduce the processing of loss-making products, gross loss decreased from $2,994,259 from a year ago to $2,799,171 for the three months ended September 30, 2014 despite the substantial decrease in sales volume. However, gross margin also decreased to (48.8%) for the three months ended September 30, 2014 from (25.4%) last year, due to the large drop in sales volume and higher labor and overhead cost per unit sold.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,216,854 at September 30, 2014. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by Raiffeisen Zentralbank ÖsterreichAG (“RZB”) for the defaulted short-term loan. The first arbitration hearing took place on October 14, 2014. We are currently in discussion with RZB for a lift of mortgage on the inventories that are part of the loan securities and if this is agreed to, we plan to sell a portion of the inventories and lower our inventory level for faster turnover, and repay the sale proceeds to RZB. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Each of the banks also has the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

Economic slowdown, tightened credit, pollution and steel overcapacity in China have led to shutting down of a number of steel mills and processors, some of them being our former competitors for certain product offerings. This creates an opportunity for our products as replacements as we have been receiving inquiries and orders. Going forward, we also intend to focus on our competitive strength in the ultra thin and high carbon products with the aim to maximize margin rather than sales volume. However, the Company continued to suffer a significant loss in the period ended September 30, 2014. We also expect the slowdown of the Chinese economy and overcapacity in the Chinese steel industry to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us, There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the third fiscal quarter:

●	Revenues: Our revenues were approximately $5.7 million for the quarter, a decrease of 51.0% from last year.

●	Gross Margin: Gross margin was (48.8%) for the quarter, compared to (25.4%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $5.9 million for the quarter, compared to approximately $8.6 million last year.

●	Net loss: Net loss was approximately $6.8 million for the quarter, compared to approximately $9.6 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $1.73 for the quarter, compared to a loss per share of $2.47 last year.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2014 and 2013 and as a percentage of revenues.

(All amounts in U.S. dollars)

	2014		2013
	Amount	% of Revenues	Amount	% of Revenues
Sales Revenues	5,740,690	100.0	11,765,387	100.0
Cost of goods sold (including depreciation and amortization)	8,539,861	148.8	14,759,646	125.4
Gross (loss)	(2,799,171)	(48.8)	(2,994,259)	(25.4)
Selling expenses	20,698	0.4	31,168	0.3
Administrative expenses	259,573	4.5	447,431	3.8
Allowance for bad and doubtful debts	2,748,487	47.9	5,121,777	43.5
Depreciation and amortization expense	39,814	0.7	48,142	0.4
(Loss) from operations	(5,867,743)	(102.2)	(8,642,777)	(73.5)
Total other expense	(930,646)	(16.2)	(934,363)	(7.9)
(Loss) from operations before income tax	(6,798,389)	(118.4)	(9,577,140)	(81.4)
Income tax expense	-	-	-	-
Net (loss)	(6,798,389)	(118.4)	(9,577,140)	(81.4)
Basic (loss) per share	(1.73)		(2.47)
Diluted (loss) per share	(1.73)		(2.47)

Sales Revenues

Sales volume decreased by 10,640 tons, or 52.0%, period-on-period, to 9,809 tons for the three months ended September 30, 2014, from 20,449 tons for the three months ended September 30, 2013 and as a result, sales revenues decreased by $6,024,697, or 51.2%, period-on-period, to $5,740,690 for the three months ended September 30, 2014, from $11,765,387 for the three months ended September 30, 2013. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales in line with our strategy to reduce the processing of loss-making products, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the periods ended September 30, 2014 and 2013 is as follows:

	2014			2013			Period-on-
Product Category	Quantity (tons)	$ Amount	% of Sales	Quantity (tons)	$ Amount	% of Sales	Period Qty. Variance
Low carbon hard-rolled	17	12,084	<1%	442	407,106	4	(425)
Low carbon cold-rolled	5,291	3,164,188	55	11,047	5,818,783	49	(5,756)
High-carbon hot-rolled	152	220,413	4	3,695	982,361	8	(3,543)
High-carbon cold-rolled	2,920	2,199,423	38	4,850	4,118,910	35	(1,930)
Subcontracting income	1,429	142,471	3	415	66,385	1	1,014
Sales of scrap metal	-	2,111	<1%	-	371,842	3	-
Total	9,809	5,740,690	100	20,449	11,765,387	100	(10,640)

During the three months ended September 30, 2014, sales decreased across all product categories. Low-carbon cold-rolled steel products accounted for 55% of the current sales mix at an average selling price of $598 per ton for the three months ended September 30, 2014, compared to 49% of the sales mix at an average selling price per ton of $527 for the three months ended September 30, 2013. Low-carbon hard-rolled steel products accounted for less than 1% of the current sales mix at an average selling price of $711 per ton for the three months ended September 30, 2014, compared to 4% of the sales mix at an average selling price per ton of $921 for the three months ended September 30, 2013. We produced less export products due to a drop in selling price during the three months ended September 30, 2014. High-carbon cold-rolled steel products accounted for 38% of the current sales mix at an average selling price of $753 per ton for the three months ended September 30, 2014, compared to 35% of the sales mix at an average selling price of $849 for the three months ended September 30, 2013. The products in this category are mainly used in the automobile industry and the decrease in sales volume was a result of soft demand and decreased selling price for this category period-on-period. We believe there is growth opportunity in this market segment and will continue to work on expanding our customer base. Subcontracting income revenues accounted for $142,471, or 3%, of the sales mix for the three months ended September 30, 2014, increased from $66,385, or 1%, of the sales mix for the three months ended September 30, 2013, due to increased orders.

	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	711	921	(210)	(22.8)
Low-carbon cold-rolled	598	527	71	13.5
High-carbon hot-rolled	1,447	266	1,181	444.3
High-carbon cold-rolled	753	849	(96)	(11.3)
Subcontracting income	100	160	(60)	(37.5)

The average selling price per ton increased to $585 for the three months ended September 30, 2014, compared to $575 in 2013, representing a small increase of $10, or 1.7%, period-on-period. Pressure on general steel prices and therefore our selling prices continued during the quarter and we will work on future orders and expanding customer base with the aim to increase average selling prices.

Sales Breakdown by Major Customer

	2014		2013
Customers	$	% of Sales	$	% of Sales
Shanghai Bayou Co., Ltd.	1,500,056	26	*	*
Shanghai Gonghe Indutrial Co., Ltd.	871,481	15	*	*
Hangzhou Desheng Metal Products Co., Ltd.	859,994	15	*	*
Hangzhou Pugang Steel Materials Co., Ltd.	346,996	6	1,290,449	11
Hengye International Trading Co., Ltd.	322,893	6	*	*
Changshu Jiacheng Steel Plating Co., Ltd.	*	*	1,939,400	16
Zhangijagang Gangxin New Construction Materials Co., Ltd.	*	*	1,056,134	9
SUMEC International Technology Co., Ltd.	*	*	786,920	7
Shanghai Wozi Jintian Blade Co., Ltd.	*	*	741,357	6
	3,901,420	68	5,814,260	49
Others	1,839,270	32	5,951,128	51
Total	5,740,690	100	11,765,388	100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 68% for the three months ended September 30, 2014, as compared to 49% in 2013. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $6,219,785, or 42.1%, period-on-period, to $8,539,861 for the three months ended September 30, 2014, from $14,759,646 for the three months ended September 30, 2013. Cost of sales represented 148.8% of sales revenues for the three months ended September 30, 2014, compared to 125.4% for the three months ended September 30, 2013. Average cost per unit sold increased to $871 for the three months ended September 30, 2014, compared to $722 for the three months ended September 30, 2013, representing an increase of $149 per ton, or 20.6%, period-on-period.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	5,380,296	12,020,483	(6,640,187)	(55.2)
- Direct labor	215,782	139,908	75,874	54.2
- Manufacturing overhead	2,943,783	2,599,255	344,528	13.3
	8,539,861	14,759,646	(6,219,785)	(42.1)

Cost per unit sold
Total units sold (tons)	9,809	20,449	(10,640)	(52.0)
Average cost per unit sold ($/ton)	871	722	149	20.6

The increase in average per unit cost of sales is represented by the combined effect of:

●	an increase in factory overhead per unit sold of $173, or 136.2%, from $127 for the three months ended September 30, 2013, to $300 for the three months ended September 30, 2014;

●	an increase in direct labor per unit sold of $15, or 214.3%, from $7 for the three months ended September 30, 2013, to $22 for the three months ended September 30, 2014, offset by;

●	a decrease in cost of raw materials per unit sold of $40, or 6.8%, from $588 for the three months ended September 30, 2013, to $548 for the three months ended September 30, 2014.

The cost of raw materials consumed decreased by $6,640,187, or 55.2%, period-on-period, from $12,020,483 for the three months ended September 30, 2013, to $5,380,296 for the three months ended September 30, 2014. This decrease was mainly due to a substantial decrease in total units sold during the three months ended September 30, 2014.

Direct labor costs increased by $75,874, or 54.2%, period-on-period, from $139,908 for the three months ended September 30, 2013, to $215,782 for the three months ended September 30, 2014. Manufacturing overhead costs increased by $344,528, or 13.3%, period-on-period, from $2,599,255 for the three months ended September 30, 2013, to $2,943,783 for the three months ended September 30, 2014. The increase was mainly attributable to the combined effect of an increase in depreciation of $400,326, or 27.5%, period-on-period, from $1,454,038 for the three months ended September 30, 2013, to $1,854,364 for the three months ended September 30, 2014, an increase in utilities of $110,229, or 21.2%, period-on-period, to $630,518 for the three months ended September 30, 2014, from $520,289 for the three months ended September 30, 2013, and offset by a decrease in consumables of $211,644 or 49.5% from $427,372 for the three months ended September 30, 2013 to $215,728 for the three months ended September 30, 2014.

Gross Loss

Gross loss in absolute terms decreased by $195,088 or 6.5%, period-on-period, from $2,994,259 for the three months ended September 30, 2013, to a gross loss of $2,799,171 for the three months ended September 30, 2014. Gross profit margin decreased to (48.8%) for the three months ended September 30, 2014, from (25.4%) for the three months ended September 30, 2013. The decrease in gross profit margin is mainly attributable to a 20.6% increase in average cost per unit sold due to the large drop in sales volume which resulted in higher labor and overhead cost per unit sold period-on-period. As we aim to maximize margin rather than sales volume going forward, we expect a lower sales volume compared to prior periods and a higher overhead cost per unit sold during this transition period.

Selling Expenses

Selling expenses decreased by $10,470, or 33.6%, period-on-period, from $31,168 for the three months ended September 30, 2013, to $20,698 for the three months ended September 30, 2014. The decrease was mainly attributable to lower transportation costs period-on-period.

Administrative Expenses

Administrative expenses decreased by $187,858 or 42.0%, period-on-period, from $447,431 for the three months ended September 30, 2013, compared to $259,573 for the three months ended September 30, 2014. This was chiefly due to a decrease in insurance expenses during the three months ended September 30, 2014.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $2,373,290, or 46.3%, period-on-period. Allowance recognized for the three months ended September 30, 2014 was in the amount of $2,748,487 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations decreased by $2,775,034, or 32.1%, period-on-period, to $5,867,743 for the three months ended September 30, 2014, from $8,642,777 for the three months ended September 30, 2013, as a result of the factors discussed above.

Other Revenues

Other revenues decreased by $2,528, or 100.0%, to $nil for the three months ended September 30, 2014, from $2,528 for the three months ended September 30, 2013, due to lower interest income period-on-period.

Interest Expense

Total interest expense decreased by $6,244, or 0.7%, to $930,647 for the three months ended September 30, 2014, from $936,891 for the three months ended September 30, 2013.

Income Tax

For the three months ended September 30, 2014 and 2013, we recognized no income tax expense due to a net loss position.

Net Loss

Net loss decreased by $2,778,751, or 29.0%, period-on-period, from $9,577,140 for the three months ended September 30, 2013, to $6,798,389 for the three months ended September 30, 2014. The decrease in net loss is attributable to a combination of all the factors discussed above, principally the negative gross margin and the decrease in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of September 30, 2014, we had cash and cash equivalents of approximately $0.1 million.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Three Months Ended September 30,
	2014	2013
Net cash (used in)/provided by operating activities	$(222,465)	$55,331
Net cash (used in) investing activities	(20,329)	(14,633)
Net cash (used in) financing activities	-	(47,650)
Net cash flow	(411,247)	(8,747)

Operating Activities

Net cash flows provided by operating activities for the three months ended September 30, 2013 were $55,331, as compared to $222,465 used in operating activities for the three months ended September 30, 2014, resulting in a net decrease of $277,796. This decrease was mainly due to a decrease in cash inflows for advances from customers of $4,180,189, and partially offset by a decrease in cash outflow from advances to suppliers of $3,991,356, during the three months ended September 30, 2014.

For the three months ended September 30, 2014, sales revenues generated from the top five major customers as a percentage of total sales was 68%, as compared to 49% in the prior period. The loss of all or portion of the sales volume from a significant customer could have an adverse effect on our operating cash flows. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy have had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in further unrecoverable losses on our accounts receivable. We will regularly review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Net cash flows used in investing activities for the three months ended September 30, 2013 were $14,633, as compared with $20,329 for the three months ended September 30, 2014. Our main uses of cash for investing activities during the period ended September 30, 2014 were for the purchase of property, plant and equipment to complement our existing production facilities.

We forecast low capital expenditures in the coming years as the Company does not have any expansion plans as at September 30, 2014.

Financing Activities

Net cash flows used in financing activities for the three months ended September 30, 2013 were $47,650, as compared to $nil for the three months ended September 30, 2014, as the Company made a partial repayment of short-term loans during the three months ended September 30, 2013.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. As the Company’s securities have been removed from the NASDAQ Stock Market and are now listed on the OTC Bulletin Board, capital financing has become more difficult for us or impossible altogether. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $44,216,854 at September 30, 2014. We aim to work out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $4,533,075, or 20.4%, period-on-period, to $17,716,244 as of September 30, 2014, from $22,249,319 as of June 30, 2014, principally as a result of a decrease in advances to suppliers of $3,211,526, or 57.1%, period-on-period and a decrease in accounts receivable of $816,026, or 30.6%, period-on-period.

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

The following table reflects the aging of our accounts receivable based on due date as of September 30, 2014 and June 30, 2014:

September 30, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	7,549,847	978,012	43,872	524,680	240,307	128,403	5,634,574
%	100	13	1	7	3	2	74

June 30, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	7,601,233	191,720	143,909	183,181	703,144	2,890,311	3,488,698
%	100	3	2	2	9	38	46

Current Liabilities

Current liabilities increased by $292,527, or 0.5%, period-on-period, to $63,501,803 as of September 30, 2014, from $63,209,276 as of June 30, 2014. The increase was mainly attributable to an increase in accounts payable and accrued liabilities of $1,098,797, or 8.9%, period-on-period, offset by a decrease in advances from customers of $1,091,640, or 15.9%, period-on-period.

As of September 30, 2014, we had $28,016,854 in short-term loans. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. The bank has filed an arbitration pleading with China International Economic and Trade Arbitration Commission and the first arbitration hearing took place on October 14, 2014. We aim to work out a repayment plan through arbitration but there can be no assurance that the Company will be able to successfully do so. The bank has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

Capital Expenditures

During the three months ended September 30, 2014 we invested $20,329 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of September 30, 2014, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount

Raiffeisen ZentralbankÖsterreich				1.15 times the PBOC	8,168,152
AG (“RZB”)	June 29, 2011	July 31, 2012	1 year	rate	(RMB 50,154,084)

Raiffeisen ZentralbankÖsterreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times the PBOC rate	19,848,702 ( RMB 121,875,000)
					28,016,854

DEG – Deutsche Investitions – und EntwicklungsgesellschaftmbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	16,200,000 (RMB 99,471,240)
					16,200,000

Total					44,216,854

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

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The first arbitration hearing took place on October 14, 2014. We aim to work out a repayment plan with RZB through arbitration but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements, which action would have a material adverse impact on the Company.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of September 30, 2014, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2015	Fiscal Year 2016-2017	Fiscal Year 2018-2019	Fiscal Years 2020 and Beyond
Short-Term Debt Obligations	$30,049,897	$30,049,897	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,982,120	$16,982,120	$-	$-	$-
	$47,032,017	$47,032,017	$-	$-	$-

Recent Accounting Pronouncements

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

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of ASU 2014-09 on its consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the calendar year than in the first half of the calendar year and the first quarter of the calendar year is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the three months ended September 30, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of September 30, 2014 our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended September 30, 2014, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended September 30, 2014, such as to contain a material misstatement.

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

Certain former officers and directors have filed a lawsuit against the Company claiming that they are entitled to defense and indemnification from the Company for the claims of Mr. Zhang and China Venture Partners filed in the U.S. Southern District Court of New York on March 9, 2012. Because the underlying case was dismissed without any award to the plaintiffs, these former officers and directors sought to recover their costs and attorney’s fees expended in defending against the claims of Mr. Zhang and China Venture Partners. On June 9, 2014, the Company entered into a settlement agreement with these former officers and directors for a settlement sum in the form of $50,000 cash and 50,000 shares of the Company’s restricted common stock, for a complete release of the claims. Both cash and stocks have been paid in July 2014, in accordance with the agreed terms.

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

Date: November 19, 2014	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)