Form 10-Q
period 2014-12-31
China Precision Steel, Inc.
filed 2015-02-13
CIK 1044577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

___________________________________________________

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	3,930,866

CHINA PRECISION STEEL, INC.

Quarterly Report on Form 10-Q

Three and Six Months Ended December 31, 2014

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHINA PRECISION STEEL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013

China Precision Steel, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	Notes	December 31, 2014	June 30, 2014

Assets

Current assets
Cash and cash equivalents		$44,972	$485,075
Accounts receivable
Trade, net of allowances of $7,340,278 and $4,932,970 at December 31 and June 30, 2014, respectively	6	2,228,463	2,668,263
Bills receivable		41,889	41,915
Other receivable	7	310,724	331,586
Inventories	8	9,269,288	10,344,070
Prepaid expenses		113,652	151,850
Taxes receivable		2,401,170	2,599,090
Advances to suppliers, net of allowance of $4,798,008 and $3,836,107 at December 31 and June 30, 2014, respectively	9	917,479	5,627,470

Total current assets		15,327,637	22,249,319

Property, plant and equipment
Property, plant and equipment, net	10	48,649,366	53,344,143
Construction-in-progress	11	412,425	322,390

		49,061,791	53,666,533

Intangible assets, net	12	1,815,340	1,838,763

Goodwill		99,999	99,999

Total assets		$66,304,767	$77,854,614

Liabilities and Stockholders’ Equity

Current liabilities
Short-term loans	13	$27,715,781	$27,732,760
Long-term loan - current portion	14	16,200,000	16,200,000
Accounts payable and accrued liabilities		15,334,294	12,281,346
Advances from customers		4,314,738	6,870,575
Income taxes payable		124,519	124,595

Total current liabilities		63,689,332	63,209,276

Long-term loan		-	-

Stockholders’ equity:
Preferred stock: $0.001 per value, 500,000 shares authorized, no shares outstanding at December 31 and June 30, 2014, respectively	15	-	-
Common stock: $0.001 par value, 10,000,000 shares authorized, 3,930,866 and 3,880,866 issued and outstanding at December 31 and June 30, 2014, respectively	15	3,930	3,880
Additional paid-in capital	15	75,735,016	75,685,066
Accumulated deficit		(94,540,467)	(82,366,428)
Accumulated other comprehensive income		21,416,956	21,322,820

Total stockholders’ equity		2,615,435	14,645,338

Total liabilities and stockholders’ equity		$66,304,767	$77,854,614

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended December 31, 2014 and 2013

(Unaudited)

		Three Months Ended		Six Months Ended
	Notes	2014	2013	2014	2013

Sales revenues		$5,187,462	$11,866,008	$10,928,152	$23,631,395
Cost of goods sold		7,946,483	16,997,339	16,486,344	31,756,985
Gross (loss)		(2,759,021)	(5,131,331)	(5,558,192)	(8,125,590)

Operating expenses
Selling expenses		19,088	49,583	39,786	80,751
Administrative expenses		512,425	303,617	771,998	751,048
Allowance for bad and doubtful debts		1,135,831	6,546,832	3,884,318	11,668,609
Depreciation and amortization expense		34,901	40,500	74,715	88,642

Total operating expenses		1,702,245	6,940,532	4,770,817	12,589,050

(Loss) from operations		(4,461,266)	(12,071,863)	(10,329,009)	(20,714,640)

Other income/(expense)
Other revenues		3,032	57,536	3,032	60,064
Interest and finance costs		(917,416)	(944,656)	(1,848,062)	(1,881,547)

Total other income/(expense)		(914,384)	(887,120)	(1,845,030)	(1,821,483)

(Loss) from operations before income tax		(5,375,650)	(12,958,983)	(12,174,039)	(22,536,123)

Provision for income tax
Current	16	-	-	-	-

Total income tax		-	-	-	-

Net (loss)		$(5,375,650)	$(12,958,983)	$(12,174,039)	$(22,536,123)

Other comprehensive income:
Foreign currency translation adjustment		(30,284)	322,392	94,136	468,599

Comprehensive (loss)		$(5,405,934)	$(12,636,591)	$(12,079,903)	$(22,067,524)

Basic (loss) per share	17	$(1.37)	$(3.34)	$(3.10)	$(5.81)

Basic weighted average shares outstanding		3,930,866	3,880,866	3,930,866	3,880,866

Diluted (loss) per share	17	$(1.37)	$(3.34)	$(3.10)	$(5.81)

Diluted weighted average shares outstanding		3,930,866	3,880,866	3,930,866	3,880,866

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended December 31, 2014

(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Share	Amount	Capital	Deficit	Income	Equity
Balance at June 30, 2014	3,880,866	$3,880	$75,685,066	$(82,366,428)	$21,322,820	$14,645,338

Stock issued for litigation settlement	50,000	50	49,950	-	-	50,000
Foreign currency translation adjustment	-	-	-	-	94,136	94,136
Net loss	-	-	-	(12,174,039)	-	(12,174,039)

Balance at December 31, 2014	3,930,866	$3,930	$75,735,016	$(94,540,467)	$21,416,956	$2,615,435

The accompanying notes are an integral part of these consolidated financial statements.

China Precision Steel, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2014 and 2013

(Unaudited)

	2014	2013

Cash flows from operating activities
Net (loss)	$(12,174,039)	$(22,536,123)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,753,470	4,498,491
Allowance for bad and doubtful debts	3,884,318	11,668,609
Net changes in assets and liabilities:
Accounts, bills and other receivable	(2,429,702)	(5,418,079)
Inventories	1,068,450	731,172
Prepaid expenses	38,211	201,438
Advances to suppliers	3,742,297	(1,743,858)
Accounts payable and accrued expenses	3,114,246	5,204,609
Advances from customers	(2,551,631)	8,296,613
Taxes payable	196,329	(424,462)

Net cash (used in)/provided by operating activities	(358,051)	478,410

Cash flows from investing activities
Purchase of property, plant and equipment, including construction in progress	(121,679)	(80,759)

Net cash (used in) investing activities	(121,679)	(80,759)

Cash flows from financing activities
Repayments of short-term loans	-	(223,707)

Net cash (used in) financing activities	-	(223,707)

Effect of exchange rate	39,627	(113,968)

Net (decrease)/increase in cash	(440,103)	59,976

Cash and cash equivalents, beginning of period	485,075	75,243

Cash and cash equivalents, end of period	$44,972	$135,219

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

The accompanying unaudited consolidated financial statements as of December 31, 2014 and for the periods then ended have been prepared in accordance with US GAAP and with the instructions to Form 10-Q and Regulation S-X applicable to smaller reporting companies. In the opinion of management, these unaudited consolidated financial statements include all adjustments considered necessary to make the financial statements not misleading. The results of operations for the six months ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year ending June 30, 2015.

3. Going Concern

In June and July 2012, the Company defaulted on the repayment obligations of its short-term and long-term bank loans totaling $43,915,781 at December 31, 2014. The Company aims to resolve this by working out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so or otherwise fulfill its obligations under the loans. The uncertainty surrounding our lack of readily available liquidity provided by other third party sources raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) improve production management and increase quality control; and (4) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and credit crunch which have caused many difficulties faced by businesses.

4. Summary of Significant Accounting Policies

The following is a summary of significant accounting policies:

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value.

Accounts Receivable – Credit periods vary substantially across industries, segments, types and size of companies in the PRC where we operate our business. Because of the niche products that we process, our customers are usually also niche players in their own respective segment, who then sell their products to end product manufacturers. The business cycle is relatively long, as well as the credit periods. In view of the negative effects of the continuation and intensification of the credit tightening in China and the slowdown of the Chinese economy, we now generally require a 20% to 30% advance from customers on sales contracts signed. The Company does offer credit to certain customers for periods of 60 days and 90 days and occasionally offers longer credit terms to long-standing recurring customers with good payment histories and sizable operations. Accounts receivable are recorded at the time revenue is recognized and is stated net of allowance for doubtful accounts.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on its assessment of the collectability of the accounts receivable. Management determines the collectability of outstanding accounts by maintaining regular communication with such customers and obtaining confirmation of their intent to fulfill their obligations to the Company. Management also considers past collection experience, our relationship with customers and the impact of current economic conditions on our industry and market. We note that the continuation or intensification of the credit tightening in China and the slowdown of the Chinese economy had and will continue to have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations. To reserve for potentially uncollectible accounts receivable, management has made a 50% provision for all accounts receivable that are over 180 days past due and full provision for all accounts receivable over 1 year past due. We also regularly review these credit periods, along with our collection experience and the other factors discussed above, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. If our actual collection experience or other conditions change, revisions to our allowances may be required, including a further provision which could adversely affect our operating income, or write back of provision when estimated uncollectible accounts are actually collected. At December 31 and June 30, 2014, the Company had $7,340,278 and $4,932,970 of allowances for doubtful accounts, respectively.

Bad debts are written off for past due balances over two years or when it becomes known to management that such amount is uncollectible. There was a provision for accounts receivable bad debts of $1,135,831 (2013: $6,262,274) and $2,912,174 (2013: $11,327,712) recognized for the three and six months ended December 31, 2014 and 2013, respectively.

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

There was an inventory write down of $2,067,538 and $950,643 for the six months ended December 31, 2014 and 2013, respectively.

Intangible Assets and Amortization – Intangible assets represent land use rights in China acquired by the Company and are stated at cost less amortization and impairment, if any. Amortization of land-use rights is calculated on the straight-line method, based on the period over which the right is granted by the relevant authorities in China.

Advances to Suppliers – In order to ensure a steady supply of raw materials, the Company is required to regularly make cash advances to its suppliers when placing purchase orders, for a guaranteed minimum delivery quantity at future times when raw materials are required. The advance is seen as a deposit to suppliers and guarantees our access to raw materials during periods of shortages and market volatility, and is therefore considered an important component of our operations. Contracted raw materials are priced at prevailing market rates when the advance purchase contracts are entered into. Advances to suppliers are shown net of an allowance which represents potentially unrecoverable cash advances at each balance sheet date. Such allowances are based on an analysis of past raw materials receipt experience and the credibility of each supplier according to its size and background. Our allowances for advances to suppliers are subjective critical estimates that have a direct impact on reported net earnings, and are reviewed quarterly at a minimum to reflect changes from our historic raw materials receipt experience and to ensure the appropriateness of the allowance in light of the circumstances present at the time of the review. It is reasonably possible that the Company’s estimate of the allowance will change, such as in the case when the Company becomes aware of a supplier’s inability to deliver the contracted raw materials or meet its financial obligations. As of December 31, 2014 and June 30, 2014, the Company had made allowances of advances to suppliers of $4,798,008 and $3,836,107, respectively.

Allowances for advances to suppliers are written off when all efforts to collect the materials or recover the cash advances have been unsuccessful, or when it has become known to the management that there is no intention by the suppliers to deliver the contracted raw materials or refund the cash advances. There was a provision for advances to suppliers bad debts of $nil (2013: $284,558) and $972,143 (2013: $340,897) recognized for the three and six months ended December 31, 2014 and 2013, respectively.

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

Capitalized Interest – The Company capitalizes interest cost on borrowings incurred during the new construction or upgrade of qualified assets. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. During the three and six months ended December 31, 2014 and 2013, the Company capitalized $nil interest to construction-in-progress.

Construction-in-Progress – Plant and production lines currently under development are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including land rights cost, development expenditure, professional fees and the interest expenses capitalized during the course of construction for the purpose of financing the project. Upon completion and readiness for use of the project, the cost of construction-in-progress is transferred to property, plant and equipment.

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

United States

China Precision Steel, Inc. is subject to United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as China Precision Steel, Inc. had no taxable income for the three and six months ended December 31, 2014 and 2013.

At December 31 and June 30, 2014, the Company had no unrecognized income tax positions recorded. The Company does not expect its unrecognized tax positions to change significantly in the next twelve months. If unrecognized tax positions existed, the interest and penalties related to the unrecognized tax positions would be recorded as income tax expense in the consolidated statements of operation.

The Company is subject to United States federal income taxes. The Company’s tax years 2010 through 2013 remain open to examination for U.S. federal income taxes. With few exceptions, the Company is no longer subject to state or non-U.S. income tax examinations prior to 2011.

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

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2014 is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2014, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current Chinese tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

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

Retirement Benefit Costs – According to the PRC regulations on pension, Chengtong and Shanghai Blessford contribute to a defined contribution retirement scheme organized by municipal government in the province in which Chengtong and Shanghai Blessford were registered and all qualified employees are eligible to participate in the scheme. Contributions to the scheme are presently calculated at 45.5% of the employees’ salaries above a fixed threshold amount and the employees contribute 10.5%, while Chengtong and Shanghai Blessford contribute the balance contribution of 35%, with maximum contribution assessed on employment income capped at three times the average Shanghai salary of the prior year. The Group has no other material obligation for the payment of retirement benefits beyond the annual contributions under this scheme.

For the six months ended December 31, 2014 and 2013, the Company’s pension cost charged to the statements of operations under the plan amounted to $175,135 and $151,514, respectively, all of which have been paid to the National Social Security Fund.

Shipping and Handling Costs – Shipping and handling costs are included in cost of goods sold.

Fair Value of Financial Instruments – The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, short-term loans, the current portion of long-term loans, accounts payable, accrued expenses, and other payables approximate their fair values as at December 31 and June 30, 2014 because of the relatively short-term maturity of these instruments.

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

5. Concentrations of Business and Credit Risk

The Company has a credit risk exposure of uninsured cash in banks of $31,407 as of December 31, 2014. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. The Company does not require collateral or other securities to support financial instruments that are subject to credit risk.

The Company’s list of customers whose purchases from us were 10% or more of total sales during the six months ended December 31, 2014 and 2013 is as follows:

	2014				2013
a. Customers	$		% to sales		$		% to sales
Shanghai Bayou Co., Ltd.	2,852,853		26		-	*	-	*
Hangzhou Desheng Metal Products Co., Ltd.	1,073,484		10		-	*	-	*
Shanghai Hongyu Metal Co., Ltd.	-	*	-	*	5,759,341		24

* Not 10% customers for the relevant periods

The Company’s list of suppliers whose sales to us were 10% or more of our total purchases during the six months ended December 31, 2014 and 2013 is as follows:

	2014		2013
b. Suppliers	$	% to Purchases	$	% to purchases
Maoxun Trading Co., Ltd.	2,394,932	23	8,260,817	32

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

6. Accounts Receivable

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its domestic and international customers and clients and maintains allowances for bad and doubtful accounts based on factors surrounding the credit risk of specific customers and clients, historical trends, and other information. Trade accounts receivable, net totaled $2,228,463 and $2,668,263 as of December 31 and June 30, 2014, respectively.

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

7. Other receivable

Other receivable as of December 31, 2014 and June 30, 2014 includes a balance due from a related party in the amount of $3,222 and $24,181, respectively, which has been subsequently repaid.

8. Inventories

ASC 330-10-35, “Adjustments to Lower of Cost or Market”, requires us to reduce the carrying value of inventory when there is evidence that the utility of goods will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels or other causes.

As of December 31, 2014 and June 30, 2014, inventories consisted of the following:

	December 31, 2014	June 30, 2014
At cost:
Raw materials	$654,008	$1,058,697
Work in progress	667,284	842,276
Finished goods	4,643,248	5,000,511
Consumable items	3,304,748	3,442,586
	$9,269,288	$10,344,070

Costs of finished goods include direct labor, direct materials, and production overhead before the goods are ready for sale.

Consumable items represent parts used in our cold rolling mills and other equipment that need to be replaced from time to time when necessary to ensure optimal operating results, such as auxiliary materials and rollers.

Inventories amounting to $6,921,105 (June 30, 2014: $6,703,684) were pledged for short-term loans totaling $19,635,406 at December 31, 2014 (June 30, 2014: $19,647,434).

9. Advances to Suppliers

Cash advances are shown net of allowances of $4,798,008 and $3,836,107 at December 31, 2014 and June 30, 2014, respectively.

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

10. Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	December 31, 2014	June 30, 2014
Plant and machinery	$79,350,349	$79,372,491
Buildings	23,997,768	24,012,468
Motor vehicles	438,922	722,018
Office equipment	556,203	556,293
Bearings	2,060,932	2,038,014
	106,404,174	106,701,284
Less: Accumulated depreciation	(57,754,808)	(53,357,141)
	$48,649,366	$53,344,143

Depreciation expense related to manufacturing is included as a component of cost of goods sold. During the six months ended December 31, 2014 and 2013, depreciation totaling $3,559,051 and $3,313,961, respectively, was included as a component of cost of goods sold.

Plant and machinery amounting to $24,658,265 (June 30, 2014: $26,780,344) and $13,323,668 (June 30, 2014: $14,663,967) were pledged for short-term loans totaling $27,715,781 and long-term loans including current portion totaling $16,200,000, respectively, at December 31, 2014 (June 30, 2014: $27,732,760 and $16,200,000, respectively).

11. Construction-In-Progress

As of December 31, 2014 and June 30, 2014 construction-in-progress consisted of the following:

	December 31, 2014	June 30, 2014
Construction costs	$412,425	$322,390

Construction-in-progress represents construction and installations of annealing furnaces.

12. Intangible Assets

Land use rights amounting to $1,814,840 (June 30, 2014: $1,837,700) were pledged for short-term loans totaling $27,715,781 at December 31, 2014 (June 30, 2014: $27,732,760).

The Company acquired land use rights in August 2004 and December 2006 for 50 years that expire in August 2054 and December 2056, respectively. The land use rights are amortized over a fifty-year term. An amortization amount of approximately $37,000 is to be recorded each year starting from the financial year ended June 30, 2009 for the remaining lease period; accumulated amortization at December 31, 2014 is $340,957 (June 30, 2014: $319,417).

Amortizable intangible assets of the Company are reviewed when there are triggering events to determine whether their carrying value has become impaired. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

13. Short-Term Loans

Short-term loans consisted of the following:

	December 31, 2014	June 30, 2014
Bank loan dated June 29, 2011, due July 31, 2012, with an interest rate at 115% of the standard market rate set by the People’s Bank of China (“PBOC”) (6.44% at December 31, 2014) per annum (Notes 10 and 12)	8,080,375	8,085,326

Bank loan dated June 29, 2011, due July 31, 2012 with an interest rate at 115% of the standard market rate set by PBOC (6.44% at December 31, 2014) per annum (Notes 8, 10 and 12)	19,635,406	19,647,434
	$27,715,781	$27,732,760

The above bank loans outstanding at December 31, 2014 are Renminbi (“RMB”) loans and carry an interest rate of 1.15 times the standard market rate set by the PBOC. These loans are secured by inventories, land use rights, buildings and plant and machinery, and guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. In addition, pursuant to a bank loan agreement entered into between the Company and Raiffeisen Zentralbank Osterreich AG (“RZB”), Mr. Li undertakes to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB.

The weighted-average interest rate on short-term loans at December 31, 2014 and 2013 was 6.44% and 6.9%, respectively. Principal and interest under the short-term loans totaling $27,715,781 with RZB were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The arbitration hearing took place on October 14, 2014. An arbitral award was subsequently issued on December 31, 2014 which orders the repayment of the loan principal with any late and penalty interest and that RZB has first priority on the proceeds realized from the sale of any assets which collateralize the loan. In spite of this, talks have continued with RZB and we are currently in discussion to remove the covenant to maintain specific levels of inventories that collateralize the loan. If this is agreed to, we plan to sell a portion of the inventories and lower our inventory level for faster turnover, and repay the sale proceeds to RZB. We aim to work out a repayment plan with RZB but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements and the arbitral award, which action would have a material adverse impact on the Company.

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

14. Long-Term Loan – Current Portion

	December 31, 2014	June 30, 2014
Bank loan dated June 29, 2010, due June 15, 2016 with an interest rate of the London Interbank Offered Rate (“LIBOR”) plus 4.5% (4.8262% at December 31, 2014) per annum (Note 10)	$16,200,000	$16,200,000

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

15. Stockholders’ Equity

Restrictions on Retained Earnings

Payments of dividends may be subject to some restrictions due to the fact that the operating activities are conducted in subsidiaries residing in the PRC. The laws and regulations of the PRC currently permit the payment of dividends only out of accumulated profits as determined in accordance with Chinese accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Currently, our subsidiaries in China are the only sources of revenues or investment holdings for the payment of dividends. If they do not accumulate sufficient profits under Chinese accounting standards and regulations to first fund certain reserve funds as required, we will be unable to pay any dividends. As of December 31, 2014, the Company had $601,744 in its general reserve. We currently intend to retain any future earnings for use in the operation and expansion of our business. No cash dividends have been paid to the parent company for the last three fiscal years.

16. Income Taxes

Significant components of the Group’s deferred tax assets and liabilities as of December 31, 2014 and June 30, 2014 are as follows:

	December 31, 2014	June 30, 2014
Deferred tax assets and liabilities:
Net operating loss carried forward	$34,307,532	$32,002,368
Temporary differences resulting from allowances	3,551,456	2,709,471
Net deferred income tax asset	$37,858,988	$34,711,839
Valuation allowance	(37,858,988)	(34,711,839)
	$-	$-

The Company has not recognized a deferred tax liability as its foreign subsidiaries do not have any undistributed earnings as of December 31, 2014. A deferred tax liability will be recognized when the Company no longer plans to permanently reinvest undistributed earnings.

A reconciliation of the provision for income taxes with amounts determined by the PRC income tax rate to income tax expense per books is as follows:

	Six Months ended December 31,
	2014	2013
Computed tax at the PRC statutory rate of 25%	$(3,136,678)	$(5,652,843)
Valuation allowance	3,147,149	5,666,692
Income not subject to tax	(10,471)	(13,863)
Expenses not deductible for tax	-	14
Income tax expense per books	$-	$-

Income tax (benefit) consists of:

	Six Months ended December 31,
	2014	2013
Income tax (benefit) for the year – PRC	$-	$(5,868,318)
Deferred income tax benefit – PRC	-	-
Income tax (benefit) per books	$-	$(5,868,318)

17. (Loss) Per Share

ASC 260-10 requires a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

The following is a reconciliation of the numerator and denominator of the basic and diluted (loss) per share (EPS) computations.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended December 31, 2014:
Net (loss)	$(5,375,650)
Basic EPS (loss) available to common shareholders	$(5,375,650)	3,930,866	$(1.37)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(5,375,650)	3,930,866	$(1.37)
For the three months ended December 31, 2013:
Net (loss)	$(12,958,983)
Basic EPS (loss) available to common shareholders	$(12,958,983)	3,880,866	$(3.34)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(12,958,983)	3,880,866	$(3.34)

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the six months ended December 31, 2014:
Net (loss)	$(12,174,039)
Basic EPS (loss) available to common shareholders	$(12,174,039)	3,930,866	$(3.10)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(12,174,039)	3,930,866	$(3.10)
For the six months ended December 31, 2013:
Net (loss)	$(22,536,123)
Basic EPS (loss) available to common shareholders	$(22,536,123)	3,880,866	$(5.81)
Effect of dilutive securities:
Warrants		-
Diluted EPS (loss) available to common shareholders	$(22,536,123)	3,880,866	$(5.81)

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

The assets are subject to impairment consideration if events or circumstances indicate that their carrying amounts might not be recoverable. As of December 31, 2014, as the Company’s market capitalization was lower than the carrying value of its assets and the Company experienced continuing losses, management performed an impairment test and no impairment charges were recognized for the relevant year. As of December 31, 2014, the Company expects these assets to be fully recoverable based on the result of the impairment test.

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

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, requires certain disclosures for transactions accounted for as sales and requires certain disclosures for other transactions accounted for as secured borrowings. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). This ASU allows a reporting entity to elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using either the measurement alternative included in the Update or Topic 820. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect of ASU 2014-15 on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). This ASU eliminates from GAAP the concept of extraordinary items. The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes that appear in Part I, Item 1, “Financial Statements,” of this quarterly report. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion and analysis covers the Company’s unaudited consolidated financial condition at December 31, 2014 and June 30, 2014, the end of its prior fiscal year, and its unaudited consolidated results of operation for the six months ended December 31, 2014 and 2013.

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

To remodel our business to make it sustainable, we have implemented and will continue to implement a series of measures to remain viable and improve profitability. These measures include: (1) initiating additional sales and marketing efforts to expand our customer base and increase total demand; (2) strategizing our product mix to re-focus on our niche capabilities including the ultra-thin low-carbon and high-strength high-carbon products; (3) improve production management and increase quality control; and (4) continuing to carry out R&D to improve profitability of existing products and launch new high value-add products. We will also continue to take appropriate actions to perform business and credit reviews of customers and suppliers with the downward pressure in the Chinese economy and credit crunch which have caused many difficulties faced by businesses.

Second Quarter Financial Performance Highlights

During the six months ended December 31, 2014, we sold a total of 21,033 tons of products, a decrease of 14,452 tons from 35,485 tons a year ago. In line with our strategy to reduce the processing of loss-making products, gross loss decreased from $8,125,590 from a year ago to $5,558,192 for the six months ended December 31, 2014 despite the substantial decrease in sales volume. However, gross margin also decreased to (50.9%) for the six months ended December 31, 2014 from (34.4%) last year, due to substantial decreases in sales volume and average selling price.

In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,915,781 at December 31, 2014. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by Raiffeisen Zentralbank ÖsterreichAG (“RZB”) for the defaulted short-term loan. The arbitration hearing took place on October 14, 2014. An arbitral award was subsequently issued on December 31, 2014 which orders the repayment of the loan principal with any late and penalty interest and that RZB has first priority on the proceeds realized from the sale of any assets which collateralize the loan. In spite of this, talks have continued with RZB and we are currently in discussion to remove the covenant to maintain specific levels of inventories that collateralize the loan. If this is agreed to, we plan to sell a portion of the inventories and lower our inventory level for faster turnover, and repay the sale proceeds to RZB. We aim to work out a repayment plan with RZB but there can be no assurance that the Company will be able to successfully do so. Each of the banks also has the right to take possession of the collateral (which collectively constitutes substantial assets of the Company) granted in connection with its respective loan agreements, which action would have a material adverse impact on the Company.

Economic slowdown, tightened credit, pollution and steel overcapacity in China have led to shutting down of a number of steel mills and processors, some of them being our former competitors for certain product offerings. This creates an opportunity for our products as replacements as we have been receiving inquiries and orders. Going forward, we also intend to focus on our competitive strength in the ultra thin and high carbon products with the aim to maximize margin rather than sales volume. However, the Company continued to suffer a significant loss in the period ended December 31, 2014. We also expect the slowdown of the Chinese economy and overcapacity in the Chinese steel industry to continue to have negative consequences on the business operations of our customers and suppliers and adversely impact their ability to meet their financial obligations to us, There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern.

The following are some financial highlights for the second fiscal quarter:

●	Revenues: Our revenues were approximately $5.2 million for the quarter, a decrease of 56.3% from last year.

●	Gross Margin: Gross margin was (53.2%) for the quarter, compared to (43.2%) last year.

●	Loss from operations before tax: Loss from operations before tax was approximately $5.4 million for the quarter, compared to approximately $13.0 million last year.

●	Net loss: Net loss was approximately $5.4 million for the quarter, compared to approximately $13.0 million last year.

●	Fully diluted loss per share: Fully diluted loss per share was $1.37 for the quarter, compared to $3.34 last year.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in USD and as a percentage of revenues.

Comparison of Three and Six Months Ended December 31, 2014 and 2013

	Three Months Ended December 31,				Six Months Ended December 31,
	2014		2013		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues	$5,187,462	100.0	$11,866,008	100.0	$10,928,152	100.0	$23,631,395	100.0
Cost of sales (including depreciation and amortization)	7,946,483	153.2	16,997,339	143.2	16,486,344	150.9	31,756,985	134.4
Gross (loss)	(2,759,021)	(53.2)	(5,131,331)	(43.2)	(5,558,192)	(50.9)	(8,125,590)	(34.4)
Selling expenses	19,088	0.4	49,583	0.4	39,786	0.4	80,751	0.3
Administrative expenses	512,425	9.9	303,617	2.6	771,998	7.1	751,048	3.2
Allowance for bad and doubtful debts	1,135,831	21.9	6,546,832	55.2	3,884,318	35.5	11,668,609	49.4
Depreciation and amortization expense	34,901	0.7	40,500	0.3	74,715	0.7	88,642	0.4
Total operating expenses	1,702,245	32.8	6,940,532	58.5	4,770,817	43.7	12,589,050	53.3
(Loss) from operations	(4,461,266)	(86.0)	(12,071,863)	(101.7)	(10,329,009)	(94.5)	(20,714,640)	(87.7)
Other revenues	3,032	0.1	57,536	0.5	3,032	<0.1	60,064	0.3
Interest and finance costs	(917,416)	(17.7)	(944,656)	(8.0)	(1,848,062)	(16.9)	(1,881,547)	(8.0)
Total other (expense)	(914,384)	(17.6)	(887,120)	(7.5)	(1,845,030)	(16.9)	(1,821,483)	(7.7)
(Loss) before income taxes	(5,375,650)	(103.6)	(12,958,983)	(109.2)	(12,174,039)	(111.4)	(22,536,123)	(95.4)
Income tax expense	-	-	-	-	-	-	-	-
Net (loss)	$(5,375,650)	(103.6)	$(12,958,983)	(109.2)	$(12,174,039)	(111.4)	$(22,536,123)	(95.4)
Basic (loss) per share	$(1.37)		$(3.34)		$(3.10)		$(5.81)
Diluted (loss) per share	$(1.37)		$(3.34)		$(3.10)		$(5.81)

Sales Revenues

Sales volume decreased by 3,813 tons, or 25.4%, period-on-period, to 11,223 tons for the three months ended December 31, 2014, from 15,036 tons for the three months ended December 31, 2013 and as a result, sales revenues decreased by $6,678,546, or 56.3%, period-on-period, to $5,187,462 for the three months ended December 31, 2014, from $11,866,008 for the three months ended December 31, 2013. The decrease in sales revenues period-on-period is attributable to the decrease in production and sales in line with our strategy to reduce the processing of loss-making products and decrease in average selling price, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months ended December 31,						Period-on-
	2014			2013			Period
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	36	23,232	<1	256	203,122	2	(220)
Low-carbon cold-rolled	3,215	1,953,876	38	4,580	2,980,938	25	(1,365)
High-carbon hot-rolled	8	5,573	<1	5,448	4,283,070	36	(5,439)
High-carbon cold-rolled	3,165	2,627,679	51	4,253	3,649,753	31	(1,088)
Subcontracting income	4,799	216,453	4	499	50,124	<1	4,300
Sales of scrap metal	-	360,649	7	-	699,001	6	-
Total	11,223	5,187,462	100	15,036	11,866,008	100	(3,813)

During the three months ended December 31, 2014, sales decreased across all product categories except for subcontracting income. Low-carbon cold-rolled steel products accounted for 38% of the current sales mix at an average selling price of $608 per ton for the three months ended December 31, 2014, compared to 25% of the sales mix at an average selling price per ton of $651 for the three months ended December 31, 2013. The decrease in sales in this category during the quarter was mainly due to streamlined production to reduce the sales of these loss-making products. Low-carbon hard-rolled steel products accounted for less than 1% of the current sales mix at an average selling price of $645 per ton for the three months ended December 31, 2014, compared to 2% of the sales mix at an average selling price per ton of $793 for the three months ended December 31, 2013, due to a weak demand in the export market. High-carbon cold-rolled steel products accounted for 51% of the current sales mix at an average selling price of $830 per ton for the three months ended December 31, 2014, compared to 31% of the sales mix at an average selling price of $858 for the three months ended December 31, 2013. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of soft demand. Subcontracting income revenues accounted for $216,453 or 4% of the sales mix for the three months ended December 31, 2014, an increase from $50,124 for the three months ended December 31, 2013.

	Three Months ended December 31,
	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	645	793	(148)	(19)
Low-carbon cold-rolled	608	651	(43)	(7)
High-carbon hot-rolled	702	786	(84)	(11)
High-carbon cold-rolled	830	858	(28)	(3)
Subcontracting income	45	100	(55)	(55)

The average selling price per ton decreased to $462 for the three months ended December 31, 2014 compared to $789 last year, representing a decrease of $327, or 41%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the quarter.

Sales Breakdown by Major Customer

	2014				2013
Customers	$		% of Sales		$		% of Sales
Shanghai Bayou Co., Ltd.	1,350,604		26		-	*	-	*
Hangzhou Yongda Metal Products Co., Ltd.	844,372		16		-	*	-
Shanghai Gangkai Trading Co., Ltd.	415,621		8		-	*	-
Shanghai Hongyu Metal Co., Ltd.	257,623		5		5,752,574		48
Hangzhou Desheng Metal Plate Products Co., Ltd.	212,233		4		-	*	-
Maoxun Trading Co., Ltd.	-	*	-	*	1,605,363		14
Shanghai Haiheng Co., Ltd.	-	*	-	*	1,296,646		11
Wozi Jintian Saw Blade Co., Ltd.	-	*	-	*	990,145		8
Zhangjiagang Gangxin New Construction Materials Co., Ltd.	-	*	-	*	844,816		7
	3,080,455		59		10,489,544		88
Others	2,107,007		41		1,376,464		12
Total	5,187,462		100		11,866,008		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 59% for the three months ended December 31, 2014, as compared to 88% in 2013. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the quarter.

Cost of Goods Sold

Cost of sales decreased by $9,050,856, or 53.2%, period-on-period, to $7,946,483 for the three months ended December 31, 2014, from $16,997,339 for the three months ended December 31, 2013. Cost of sales represented 153.2% of sales revenues for the three months ended December 31, 2014, compared to 143.2% for the three months ended December 31, 2013. Average cost per unit sold decreased to $708 for the three months ended December 31, 2014, compared to $1,130 for the three months ended December 31, 2013, representing a decrease of $422 per ton, or 27.8%, period-on-period, as detailed more fully below.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	5,252,326	13,412,519	(8,160,193)	(60.8)
- Direct labor	160,134	201,922	(41,788)	(20.7)
- Manufacturing overhead	2,534,023	3,382,898	(848,875)	(25.1)
	7,946,483	16,997,339	(9,050,856)	(53.2)

Cost per unit sold
Total units sold (tons)	11,223	15,036	(3,813)	(25.4)
Average cost per unit sold ($/ton)	708	1,130	(422)	(37.3)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in cost of raw materials per unit sold of $424, or 47.5%, from $892 for the three months ended December 31, 2013, to $468 for the three months ended December 31, 2014;

●	an increase in direct labor per unit sold of $1, or 7.7%, from $13 for the three months ended December 31, 2013, to $14 for the three months ended December 31, 2014, and;

●	an increase in cost of manufacturing overhead per unit sold of $1, or 0.4%, from $225 for the three months ended December 31, 2013, to $226 for the three months ended December 31, 2014.

The cost of raw materials consumed decreased by $8,160,193, or 60.8%, period-on-period, from $13,412,519 for the three months ended December 31, 2013, to $5,252,326 for the three months ended December 31, 2014. This decrease was due to a large decrease in total units sold during the three months ended December 31, 2014 and a decrease in the average cost of raw materials.

Direct labor costs decreased by $41,788, or 20.7%, period-on-period, to $160,134 for the three months ended December 31, 2014, from $201,922 for the three months ended December 31, 2013. Manufacturing overhead costs decreased by $848,875, or 25.1%, period-on-period, to $2,534,023 for the three months ended December 31, 2014, from $3,382,898 for the three months ended December 31, 2013. The decrease was mainly attributable to the combined effect of a decrease in utilities of $219,955, or 31.7%, period-on-period, from $694,318 for the three months ended December 31, 2013, to $474,363 for the three months ended December 31, 2014, a decrease in depreciation of $155,236, or 8.3%, period-on-period, from $1,859,923 for the three months ended December 31, 2013, to $1,704,687, and an decrease in consumables of $300,156, or 61.2%, period-on-period, from $490,056 for the three months ended December 31, 2013, to $189,900 for the three months ended December 31, 2014.

Gross Loss

Gross loss in absolute terms decreased by $2,372,310 or 46.2%, period-on-period, to a gross loss of $2,759,021 for the three months ended December 31, 2014, from a gross loss of $5,131,331 for the three months ended December 31, 2013. Gross loss margin increased to 53.2% for the three months ended December 31, 2014, from 43.2% for the three months ended December 31, 2013. The increase in gross loss margin is mainly attributable to a substantial decrease in average selling prices and slight increases in average direct labor and overhead costs during the period. As we aim to maximize margin rather than sales volume going forward, we expect a lower sales volume compared to prior periods and a higher overhead cost per unit sold during this transition period.

Selling Expenses

Selling expenses decreased by $30,495, or 61.5%, period-on-period, to $19,088 for the three months ended December 31, 2014, from $49,583 for the three months ended December 31, 2013. The decrease was mainly attributable to lower transportation costs and traveling expenses period-on-period.

Administrative Expenses

Administrative expenses increased by $208,808 or 68.8%, period-on-period, to $512,425 for the three months ended December 31, 2014, compared to $303,617 for the three months ended December 31, 2013. This was mainly due to an increase in legal and professional fees period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $5,411,001, or 82.7%, period-on-period. Allowance recognized for the three months ended December 31, 2014 was in the amount of $1,135,831 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations decreased by $7,610,597, or 63.0%, period-on-period, from a loss of $12,071,863 for the three months ended December 31, 2013, to a loss of $4,461,266 for the three months ended December 31, 2014, as a result of the factors discussed above.

Interest Expense

Total interest expense decreased by $27,240, or 2.9%, from $944,656 for the three months ended December 31, 2013, to $917,416 for the three months ended December 31, 2014, due to lower interest rates during the period.

Income Tax

For the three months ended December 31, 2014 and 2013, we recognized no income tax expense as a result of the net loss for the three months ended December 31, 2014 and 2013.

Net Loss

Net loss decreased by $7,583,333 or 58.5%, period-on-period, from $12,958,983 for the three months ended December 31, 2013, to $5,375,650 for the three months ended December 31, 2014. The decrease in net loss is attributable to a combination of all the factors discussed above, principally the decrease in allowance for bad and doubtful debts.

Comparison of Six Months Ended December 31, 2014 and 2013

Sales Revenues

Sales volume decreased by 14,452 tons, or 40.7%, period-on-period, to 21,033 tons for the six months ended December 31, 2014, from 35,485 tons for the six months ended December 31, 2013 and as a result, sales revenues decreased by $12,703,243, or 53.8%, period-on-period, from $23,631,395 for the six months ended December 31, 2013, to $10,928,152 for the six months ended December 31, 2014. The decrease in sales revenues period-on-period is mainly attributable to the decrease in production and sales in line with our strategy to reduce the processing of loss-making products, as detailed more fully below.

Sales by Product Line

A break-down of our sales by product line for the six months ended December 31, 2014 and 2013 is as follows:

	Six Months ended December 31,						Year-on-
	2014			2013			Year
	Quantity		% of	Quantity		% of	Qty.
Product Category	(tons)	$ Amount	Sales	(tons)	$ Amount	Sales	Variance
Low-carbon hard-rolled	53	35,316	<1	698	610,228	3	(645)
Low-carbon cold-rolled	8,506	5,118,064	47	15,627	8,799,721	37	(7,121)
High-carbon hot-rolled	160	225,986	2	9,143	5,265,431	22	(8,982)
High-carbon cold-rolled	6,085	4,827,102	44	9,103	7,768,663	33	(3,018)
Subcontracting income	6,228	358,924	3	914	116,509	<1	5,314
Sales of scrap metal	-	362,760	4	-	1,070,843	5	-
Total	21,033	10,928,152	100	35,485	23,631,395	100	(14,452)

During the six months ended December 31, 2014, sales decreased across all product categories except for subcontracting income. Low-carbon cold-rolled steel products accounted for 47% of the current sales mix at an average selling price of $602 per ton for the six months ended December 31, 2014, compared to 37% of the sales mix at an average selling price per ton of $563 for the six months ended December 31, 2013. Low-carbon hard-rolled steel products accounted for less than 1% of the current sales mix at an average selling price of $666 per ton for the six months ended December 31, 2014, compared to 3% of the sales mix at an average selling price per ton of $874 for the six months ended December 31, 2013, due to a decrease in demand in the export market during the period. High-carbon cold-rolled steel products accounted for 44% of the current sales mix at an average selling price of $793 per ton for the six months ended December 31, 2014, compared to 33% of the sales mix at an average selling price of $853 for the six months ended December 31, 2013. The products in this category are mainly used in the automobile industry and the decrease in sales volume period-on-period was a result of soft demand in the PRC market. Subcontracting income accounted for $358,924, or 3% of the sales mix for the six months ended December 31, 2014, an increase from $116,509 for the six months ended December 31, 2013.

	Six Months ended December 31,
	2014	2013	Variance
Average Selling Prices	($)	($)	($)	(%)
Low-carbon hard-rolled	666	874	(208)	(24)
Low-carbon cold-rolled	602	563	39	7
High-carbon hot-rolled	1,410	576	834	145
High-carbon cold-rolled	793	853	(60)	(7)
Subcontracting income	58	127	(69)	(54)

For the six months ended December 31, 2014, the overall average selling price per ton decreased to $520 compared to $666 last year, representing a decrease of $146, or 22%, period-on-period. This decrease was mainly due to decreases in general steel prices and therefore our selling prices during the six months.

Sales Breakdown by Major Customer

	2014				2013
Customers	$		% of Sales		$		% of Sales
Shanghai Bayou Co., Ltd.	2,852,853		26		-	*	-	*
Hangzhou Desheng Metal Products Co., Ltd.	1,073,484		10		-	*	-	*
Hangzhou Yongda Metal Products Co., Ltd.	909,373		8		-	*	-	*
Shanghai Gonghe Industrial Co., Ltd.	872,755		8		-	*	-	*
Shanghai Gangkai Trading Co., Ltd.	477,440		4		-	*	-	*
Shanghai Hongyu Metal Co., Ltd.	-	*	-	*	5,759,341		24
Maoxun Trading Co., Ltd.	-	*	-	*	2,243,636		9
Changshu Jiacheng Steel Plating Co., Ltd.	-	*	-	*	2,162,941		9
Hangzhou Pugang Steel Materials., Ltd.	-	*	-	*	1,904,491		8
Zhangjiangang Gangxin New Construction Materials Co., Ltd.	-	*	-	*	1,903,837		8
	6,185,905		56		13,974,247		58
Others	4,742,247		44		9,657,148		42
Total	10,928,152		100		23,631,395		100

* Not major customers for the relevant periods

Sales revenue generated from our top five major customers as a percentage of total sales was 56% for the six months ended December 31, 2014, as compared to 58% in 2013. The change in customer mix reflects management’s continuous efforts in expanding our customer base and geographical coverage during the course of the year.

Cost of Goods Sold

Cost of sales decreased by $15,270,641, or 48.1%, period-on-period, to $16,486,344 for the six months ended December 31, 2014, from $31,756,985 for the six months ended December 31, 2013. Cost of sales represented 134.4% of sales revenues for the six months ended December 31, 2013, compared to 150.9% for the six months ended December 31, 2014. Average cost per unit sold decreased to $784 for the six months ended December 31, 2014, compared to $895 for the six months ended December 31, 2013, representing a decrease of $111 per ton, or 12%, period-on-period, as detailed more fully below.

	2014	2013	Variance
	($)	($)	($)	(%)
Cost of goods sold
- Raw materials	10,632,622	25,433,002	(14,800,380)	(58.2)
- Direct labor	375,916	341,830	34,086	10.0
- Manufacturing overhead	5,477,806	5,982,153	(504,347)	(8.4)
	16,486,344	31,756,985	(15,270,641)	(48.1)
Cost per unit sold
Total units sold (tons)	21,033	35,485	(14,452)	(40.7)
Average cost per unit sold ($/ton)	784	895	(111)	(12.4)

The decrease in average per unit cost of sales is represented by the combined effect of:

●	a decrease in raw materials per unit sold of $211, or 29.4%, from $717 for the six months ended December 31, 2013, to $506 for the six months ended December 31, 2014, offset by;

●	an increase in direct labor per unit sold of $8 or 80.0%, from $10 for the six months ended December 31, 2013, to $18 for the six months ended December 31, 2014, and;

●	an increase in factory overhead per unit sold of $91, or 53.8%, from $169 for the six months ended December 31, 2013, to $260 for the six months ended December 31, 2014;

The cost of raw materials consumed decreased by $14,800,380, or 58.2%, period-on-period, to $10,632,622 for the six months ended December 31, 2014, from, $25,433,002 for the six months ended December 31, 2013. This decrease was due to a substantial decrease in total units sold as well as decrease in average raw material cost during the six months ended December 31, 2014.

Direct labor costs increased by $34,086, or 10.0%, period-on-period, to $375,916 for the six months ended December 31, 2014, to $341,830 for the six months ended December 31, 2013. Manufacturing overhead costs decreased by $504,347, or 8.4%, period-on-period, to $5,477,806 for the six months ended December 31, 2014, from $5,982,153 for the six months ended December 31, 2013. The decrease was mainly attributable to a decrease in consumables of $511,800, or 55.8%, period-on-period, to $405,628 for the six months ended December 31, 2014, from $917,428 for the six months ended December 31, 2013.

Gross Loss

Gross loss in absolute terms decreased by $2,567,398 or 31.6%, period-on-period, to a gross loss of $5,558,192 for the six months ended December 31, 2014, from a gross loss of $8,125,590 for the six months ended December 31, 2013. Gross loss margin increased from 34.4% for the six months ended December 31, 2013, to 50.9% for the six months ended December 31, 2014. The increase in gross loss margin is mainly attributable to a 22% period-on-period decrease in average selling prices.

Selling Expenses

Selling expenses decreased by $40,965, or 50.7%, period-on-period, from $80,751 for the six months ended December 31, 2013, to $39,786 for the six months ended December 31, 2014. The decrease was mainly attributable to lower sales period-on-period.

Administrative Expenses

Administrative expenses increased by $20,950 or 2.8%, period-on-period, to $771,998 for the six months ended December 31, 2014, compared to $751,048 for the six months ended December 31, 2013. This was mainly due to an increase in legal and professional fees and offset by decrease in insurance expenses period-on-period.

Allowance for Bad and Doubtful Debts

Allowance for bad and doubtful debts decreased by $7,784,291, or 66.7%, period-on-period. Allowance recognized for the six months ended December 31, 2014 was in the amount of $3,884,318 in accordance with our policy for allowance for doubtful accounts.

Loss from Operations

Loss from operations decreased by $10,385,631, or 50.1%, period-on-period, from $20,714,640 for the six months ended December 31, 2013, to $10,329,009 for the six months ended December 31, 2014, as a result of the factors discussed above.

Other Revenues

Other revenues decreased by $57,032, or 95.0%, to $3,032 for the six months ended December 31, 2014, from $60,064 for the six months ended December 31, 2013 as a result of lower interest income on lower bank balances period-on-period.

Interest Expense

Total interest expense decreased by $33,485, or 1.8%, from $1,881,547 for the six months ended December 31, 2013, to $1,848,062 for the six months ended December 31, 2014, due to lower interest rates.

Income Tax

For the six months ended December 31, 2014 and 2013, we recognized no income tax expense as a result of the net loss position.

Net Loss

Net loss decreased by $10,362,084, or 46.0%, period-on-period, to $12,174,039 for the six months ended December 31, 2014, from $22,536,123 for the six months ended December 31, 2013. The decrease in net loss is attributable to a combination of all the factors discussed above, principally the decrease in allowance for bad and doubtful debts.

Liquidity and Capital Resources

Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from capital expenditures, working capital requirements and principal and interest payments related to our outstanding indebtedness. We have met these liquidity requirements with cash provided by operations, equity financing, and bank debt. As of December 31, 2014, we had cash and cash equivalents of approximately $45,000.

The following table provides detailed information about our net cash flows for all financial statement periods presented in this report:

CASH FLOWS

	Six Months Ended December 31,
	2014	2013
Net cash (used in)/provided by operating activities	$(358,051)	$478,410
Net cash (used in) investing activities	(121,679)	(80,759)
Net cash (used in) financing activities	-	(223,707)
Net cash flow	(440,103)	59,976

Operating Activities

Net cash flows used in operating activities for the six months ended December 31, 2014 were $358,051, as compared to net cash flows provided by operating activities of $478,410 for the six months ended December 31, 2013, resulting in a net decrease of $836,461. This decrease was mainly due to a decrease in cash inflow from accounts payable and accrued expenses of $2,090,363 due to settlement of payables during the period, and offset by an increase in cash inflows from taxes payable of $620,791 and a decrease in cash outflow from inventories of $337,278 as a result of less purchases during the six months ended December 31, 2013.

For the six months ended December 31, 2014, sales revenues generated from the top five major customers as a percentage of total sales was 56%, as compared to 58% in the prior period. The loss of all or portion of the sales volume from a significant customer would have an adverse effect on our operating cash flows. We note that the negative effects of the continuation and intensification of the credit tightening in China and the slowdown of the Chinese economy may have negative consequences on the business operations of our customers and adversely impact their ability to meet their financial obligations to us, resulting in unrecoverable losses on our accounts receivable. We have been strengthening our collection activities and will continue to closely monitor any changes in collection experience and the credit ratings of our customers. From time to time we will review credit periods offered, along with our collection experience and the other relevant factors, to evaluate the adequacy of our allowance for doubtful accounts, and to make changes to the allowance, if necessary. Delays or non-payment of accounts receivable would have an adverse effect on our operating cash flows.

Investing Activities

Net cash flows used in investing activities for the six months ended December 31, 2014 were $121,679, as compared with $80,759 for the six months ended December 31, 2013. The cash was used to purchase additional property, plant and equipment to complement our existing production facilities.

Financing Activities

Net cash flows used in financing activities for the six months ended December 31, 2014 were $nil, as compared to $223,707 for the six months ended December 31, 2013, for a net decrease of $223,707, as the Company made a partial repayment of short-term loans during the six months ended December 31, 2013.

Our working capital requirements and the cash flow provided by future operating activities will vary from quarter to quarter, and are dependent on factors such as volume of business and payment terms with our customers. As such, we may need to rely on access to the financial markets to provide us with significant discretionary funding capacity. As the Company’s securities have been removed from the NASDAQ Stock Market and are now listed on the OTC Bulletin Board, capital financing has become more difficult for us or impossible altogether. In June and July 2012, we defaulted on the repayment obligations of our short-term and long-term bank loans totaling $43,915,781 at December 31, 2014. As detailed more fully below in “Loan Facilities”, we aim to work out a repayment plan with the banks but there can be no assurance that the Company will be able to successfully do so. Further, each of these lenders has the right to take possession of the collateral (which collectively constitute substantial assets of the Company) granted in connection with their respective loan agreements. The unavailability of debt financing as a result of economic pressures on the credit and equity markets could have a material adverse effect on our business operations.

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

Current Assets

Current assets decreased by $6,921,682, or 31.1%, period-on-period, to $15,327,637 as of December 31, 2014, from $22,249,319 as of June 30, 2014, principally as a result of a decrease in advances to suppliers of $4,709,991, or 83.7%.

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

The following table reflects the aging of our accounts receivable based on due date as of December 31, 2014 and June 30, 2014:

December 31, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	9,568,740	298,972	612,483	395,206	321,196	1,198,904	6,741,979
%	100	3	6	4	3	13	71

June 30, 2014

US$	Total	Current	1 to 30 days	31 to 90 days	91 to 180 days	181 to 360 days	over 1 year
TOTAL	7,601,233	191,720	143,909	183,181	703,144	2,890,311	3,488,698
%	100	3	2	2	9	38	46

Current Liabilities

Current liabilities increased by $480,056, or 0.8%, period-on-period, to $63,689,332 as of December 31, 2014, from $63,209,276 as of June 30, 2014. The increase was mainly attributable to an increase in accounts payable and accrued liabilities of $3,052,948, or 24.9%, and offset by a decrease in advances from customers of $2,555,837, or 37.2%, period-on-period.

As of December 31, 2014, we had $27,715,781 in short-term loans and $16,200,000 in long-term loan current portion. Principal and interest under these loans were to be repaid in full in July and June 2012, but the Company has defaulted on these repayment obligations. The Company aims to restructure these loans but there can be no assurance that the Company will be able to successfully do so.

Capital Expenditures

During the six months ended December 31, 2014, we invested $121,679 in purchases of additional property, plant and equipment.

Loan Facilities

The following table illustrates our credit facilities as of December 31, 2014, providing the name of the lender, the amount of the facility, the date of issuance and the maturity date:

All amounts in U.S. dollars

Lender	Date of Loan	Maturity Date	Duration	Interest Rate	Principal Amount
Raiffeisen ZentralbankÖsterreich AG (“RZB“)	June 29, 2011	July 31, 2012	1 year	1.15 times of the PBOC rate	8,080,375 (RMB 50,154,084)

Raiffeisen ZentralbankÖsterreich AG	June 29, 2010	July 31, 2012	1 year	1.15 times of the PBOC rate	19,635,406 (RMB 121,875,000)
					27,715,781

DEG – Deutsche Investitions – und EntwicklungsgesellschaftmbH	June 29, 2010	June 15, 2016	6 years	6 month USD LIBOR + 4.5%	16,200,000
					16,200,000

Total					43,915,781

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

On June 29, 2011, the Company entered into two short-term loan agreements with Raiffeisen Zentralbank Osterreich AG, or “RZB”, pursuant to which the Company borrowed an aggregate of $27,246,477 at an annual interest rate of 1.15 times the standard market rate set by the People’s Bank of China. The loans are secured by inventories, land use rights, buildings and plant and machinery, and is guaranteed by PSHL and our former Chairman, Mr. Wo Hing Li. Mr. Li also undertook to maintain a shareholding percentage in the Company of not less than 33.4% unless otherwise agreed to with RZB. Principal and interest under the loans were to be repaid in full on July 31, 2012, but the Company has defaulted on this repayment obligation. On April 16, 2014, we received a notice from China International Economic and Trade Arbitration Commission regarding an arbitration pleading filed by RZB for the defaulted short-term loan. The arbitration hearing took place on October 14, 2014. An arbitral award was subsequently issued on December 31, 2014 which orders the repayment of the loan principal with any late and penalty interest and that RZB has first priority on the proceeds realized from the sale of any assets which collateralize the loan. In spite of this, talks have continued with RZB and we are currently in discussion to remove the covenant to maintain specific levels of inventories that collateralize the loan. If this is agreed to, we plan to sell a portion of the inventories and lower our inventory level for faster turnover, and repay the sale proceeds to RZB. We aim to work out a repayment plan with RZB but there can be no assurance that the Company will be able to successfully do so. Any restructuring will be subject to approval by RZB’s governing bodies, and to the Company’s ability to meet certain conditions and requirements that may be imposed by the Bank. RZB also has the right to take possession of the collateral granted in connection with their respective loan agreements and the arbitral award, which action would have a material adverse impact on the Company.

Obligations under Material Contracts

Below is a table setting forth our material contractual obligations as of December 31, 2014, debt obligations include principal repayments and interest payments:

	Payments Due By Year
Contractual obligations:	Total	Fiscal Year 2015	Fiscal Year 2016-2017	Fiscal Year 2018-2019	Fiscal Years 2020 and Beyond
Short-Term Debt Obligations	$29,500,677	$29,500,677	$-	$-	$-
Current Portion of Long-Term Debt Obligations	$16,981,844	$16,981,844	$-	$-	$-
	$46,482,521	$46,482,521	$-	$-	$-

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the effect of ASU 2014-09 on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase to Maturity Transactions, Repurchase Financings and Disclosures (“ASU 2014-11”). This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting, requires certain disclosures for transactions accounted for as sales and requires certain disclosures for other transactions accounted for as secured borrowings. The provisions of this ASU are effective for fiscal years beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). This ASU allows a reporting entity to elect to measure the financial assets and the financial liabilities of a consolidated collateralized financing entity using either the measurement alternative included in the Update or Topic 820. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. This ASU also requires management to disclose certain information depending on the results of the going concern evaluation. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect of ASU 2014-15 on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). This ASU eliminates from GAAP the concept of extraordinary items. The ASU retains and expands the existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently to also include items that are both unusual in nature and infrequently occurring. The provisions of this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted, provided that presentation applied to the beginning of the fiscal year of adoption. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

Seasonality

Our operating results and operating cash flows historically have been subject to seasonal variations. Our revenues are usually higher in the second half of the calendar year than in the first half of the calendar year and the first quarter of the calendar year is usually the slowest quarter because fewer projects are undertaken during and around the Chinese New Year holidays.

Off-Balance Sheet Arrangements

For the six months ended December 31, 2014, we did not have any off-balance sheet arrangements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Hai Sheng Chen, and Chief Financial Officer, Ms. Leada Tak Tai Li, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon, and as of the date of this evaluation, Mr. Chen and Ms. Li, determined that because of the material weaknesses described below, as of December 31, 2014, our disclosure controls and procedures were not effective.

During its review of our consolidated financial statements for the fiscal quarter ended December 31, 2014, our management concluded that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Management is currently seeking for and plans to appoint qualified personnel as soon as practicable to remediate this material weakness. Our management does not believe that this material weakness had a material effect on our financial condition or results of operations or caused our financial statements as of and for the fiscal quarter ended December 31, 2014, such as to contain a material misstatement.

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

Date: February 13, 2015	CHINA PRECISION STEEL, INC.

	By:	/s/ Hai Sheng Chen
Hai Sheng Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Leada Tak Tai Li
Leada Tak Tai Li, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)